Form 10-K
period 1996-03-31
ARV ASSISTED LIVING INC
filed 1996-07-01
CIK 949322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                         Commission File Number: 0-26980

                            ARV ASSISTED LIVING, INC.
             (Exact name of registrant as specified in its charter)

        California                                      33-0160968
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  245 Fischer Avenue, Suite D-1, Costa Mesa, California        92626
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (714) 751-7400

           Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Common Stock, no par value               NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 25, 1996, the aggregate market value of the voting stock held by non-affiliates of registrant was $77,744,264 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of June 25, 1996 was 8,941,093.

Part III incorporates by reference the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 1996. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this form 10-K.

                            ARV ASSISTED LIVING, INC.
                     Index to Annual Report on Form 10-K For
                      the fiscal year ended March 31, 1996



                                                                                                  PAGE
                                                                                                  ----
PART I

Item 1:       Business                                                                             2
Item 2:       Properties                                                                          13
Item 3:       Legal Proceedings                                                                   14
Item 4:       Submission of Matters to a Vote of Security Holders                                 14

PART II

Item 5:       Market for Registrant's Common Equity and
              Related Shareholder Matters                                                         14
Item 6:       Selected Financial Data
Item 7:       Managements Discussion and Analysis of Financial                                    16
              Condition and Results of Operations                                                 17
Item 8:       Financial Statements and Supplementary Data                                         25
Item 9:       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                                 25

PART III

Item 10:      Directors and Executive Officers of the Registrant                                  25
Item 11:      Executive Compensation                                                              25
Item 12:      Security Ownership of Certain Beneficial Owners and Management                      25
Item 13:      Certain Relationships and Related Transactions                                      26


PART IV

Item 14:      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                    26

PART I

ITEM 1.           BUSINESS

GENERAL

         ARV Assisted Living, Inc. ("ARV" or the "Company") is one of the largest operators of licensed assisted living facilities in the United States. The Company is a fully integrated provider of assisted living accommodations and services that operates, acquires and develops assisted living facilities. The Company's operating objective is to provide high quality, personalized assisted living services to senior elderly residents in a cost effective manner, while maintaining residents' independence, dignity and quality of life. Assisted living facilities comprise a combination of housing, personalized support services and health care in a non-institutional setting designed to respond to the individual needs of the senior elderly who need assistance with certain activities of daily living, but who do not need the level of health care provided in a skilled nursing facility.

         Since the Company's initial public offering of its Common Stock completed in October 1995 (the "IPO Offering"), the Company has implemented its plan to expand its operations through the acquisition and development of new assisted living facilities. At the time of the IPO Offering, the Company operated or was developing facilities in Arizona, California, Colorado, Michigan, New Mexico, Ohio and Texas. Consistent with the Company's growth strategy, the Company has expanded its presence in California, Colorado, Ohio and Texas and entered the market in Florida, Massachusetts, Nevada, New Jersey and New York. At March 31, 1996, the Company operated 36 assisted living facilities containing 4,516 units. The Company currently operates 38 assisted living facilities containing 4,823 units, including 1,364 units, or 28.3% of its total units, added since the IPO Offering. Of the 38 assisted living facilities, the Company operates 25 assisted living facilities either directly for its own account or under long-term operating leases and manages 13 assisted living facilities which are owned by affiliated limited partnerships for which the Company serves as managing general partner and facility manager. In addition, the Company has 14 assisted living facilities expected to contain 1,899 units under development, including four facilities currently under construction that are expected to contain 515 units.

         The Company has utilized financing with health care real estate investment trusts ("Health Care REITs") to help facilitate its growth strategy. To date, the Company has entered into long-term operating leases with Nationwide Health Properties, Inc. ("Nationwide Health Properties") and Health Care Property Investors, Inc. ("Health Care Property Investors") and arranged financing for a facility owned by the Company as well as properties owned by affiliated limited partnerships with Health and Retirement Properties Trust, Inc. ("Health and Retirement Properties Trust") and Health Care REIT, Inc.

         The Company intends to continue to expand its existing portfolio through the acquisition and development of directly owned assisted living facilities as well as through the operation of facilities under long-term operating leases. This blend of ownership structures is anticipated by management to allow the Company to fund its growth in a balanced and efficient manner.

         The Company intends to continue to focus on "private-pay" residents, who pay for the Company's services from their own funds or through private insurance, rather than relying on potential residents who live in the few states that have enacted legislation enabling assisted living facilities to receive Medicaid funding similar to funding generally provided to skilled nursing facilities. Currently, approximately 93% of the Company's assisted living facilities revenue comes from private-pay residents, while the remaining 7% of such revenue comes from residents in the Supplemental Security Income ("SSI") program.

         The Company's assisted living facilities provide residents with a combination of living accommodations, basic care services and assisted living services. The residents of the Company's assisted living facilities average 84 years of age and often require assistance with certain activities of daily living. The Company provides its assisted living residents with private or semi-private rooms or suites, meals in a communal setting, housekeeping, linen and laundry services, activities programs, security, utilities, and transportation in a Company van or minibus. The Company also provides a three-tier assisted living service structure to which residents can subscribe as they require assistance with other activities of daily living, including personal care, assistance with bathing, grooming, dressing, personal hygiene and escort services to meals and activities. Further, the Company has implemented a Wellness Program at 32 of its 38 facilities, pursuant to which the Company arranges for the provision of certain health care services to its residents. The Company is in the process of implementing the Wellness Program at the balance of its facilities, the majority of which have been recently acquired.

         In addition to operating and managing assisted living facilities, the Company has also acquired or developed market rate senior apartments, as well as affordable senior and multifamily apartment communities using the sale of tax credits under a federal low income housing tax credit program (the "Federal Tax Credit Program") to generate the equity funding for development. The Company does not intend to expand its apartment portfolio and will not grow this segment of the business in the future.

         Gary L. Davidson, the Company's Chairman of the Board, and John A. Booty, the Company's President, have each been continuously involved in the acquisition, development and operation of senior housing facilities for more than 20 years. In 1980, Mr. Davidson and Mr. Booty, with two other individuals who have since retired, formed the predecessor to the Company. Since that time, the Company has built an executive management team and assisted living operation with experience and expertise in the management, financing, acquisition, development and operation of assisted living facilities.

THE ASSISTED LIVING MARKET

         Assisted Living. Assisted living can be viewed as falling near the middle of the elder care continuum, between home-based care at one end and long-term skilled nursing facilities and acute care hospitals at the other. Assisted living represents a combination of housing, personalized support services, and health care designed to respond to the individual needs of the senior elderly who need help in activities of daily living, but do not need the medical care provided in a skilled nursing facility.

         The Company believes its assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of the Company's assisted living residents falling within the fastest growing segments of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement amounts to persons in acute care hospitals and skilled nursing facilities. Assisted living offers a cost effective long-term care alternative while preserving a more independent lifestyle for those senior elderly who do not require the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide. As of March 31, 1996, monthly revenue from the Company's assisted living facilities on a "same store basis" (defined as those facilities which the Company owned, managed or leased for a period of 12 months or more as of March 31, 1996) averaged $1,400 per unit for residents on the basic service plan and $1,900 per unit for residents on the Company's assisted living plans, compared to averages of $1,370 and $1,870, respectively as of March 31, 1995. Other trends benefiting the Company include the increased financial net worth of the elderly population, the increase in the population of individuals living alone and the increasing number of women who work outside the home and are therefore less able to care for their elderly relatives. The Company believes that these trends will result in an increasing demand for assisted living services and facilities to fill the gap between aging at home and aging in more expensive skilled nursing facilities.

         Aging Population. The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to U.S. Bureau of the Census data, the number of people in the U.S. age 65 and older increased by more than 27% from 1981 to 1994, growing from 26.2 million to 33.2 million. The segment of the population over 85 years of age, which comprises the largest percentage of residents at long-term care facilities, is projected to increase by more than 40% between the years 1990 and 2000.

         Other trends benefiting the Company include the increased financial net worth of the elderly population, the increasing number of women who work outside the home and are therefore unable to care for their elderly relatives and the increase in the population of individuals living alone. As the ratio of senior elderly in need of assistance has increased, so too has the number of senior elderly able to afford assisted living. According to U.S. Bureau of the Census data, the median net worth of householders age 75 or older increased from $55,178 in 1984 and $61,491 in 1988 to $76,541 in 1991. Furthermore, according to the same source, the percentage of people 65 years and older below the poverty line decreased from 27.3% in 1970 to 14.8% in 1980 to 12.8% in 1990. The increased number of women in the labor force has reduced the supply of care givers. Historically, unpaid women (mostly daughters or daughters-in-law) represented a large portion of the care givers of the non-institutionalized senior elderly. Since 1960, the population of individuals living alone has increased significantly as a percentage of the total elderly population. This increase has been the result of an aging population in which women outlive men by an average of 6.8 years, rising divorce rates, and an increase in the number of unmarried individuals.

         Limitation on the Supply of Long-Term Care Facilities. The majority of states in the U.S. have enacted Certificates of Need or similar legislation, which generally limits the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities. High construction costs, limitations on government reimbursement for the full cost of construction, and start-up expenses also act to constrain growth in the supply of such facilities. Such legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the senior elderly. Cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care which enables them to charge higher fees, thus creating a shortage of lower acuity care availability, and thereby increasing the pool of potential assisted living residents.

         While Certificates of Need generally are not required for assisted living facilities, except in a few states, most states do require assisted living providers to license their facilities and comply with various regulations regarding building requirements and operating procedures and regulations. States typically impose additional requirements on assisted living facilities over and above the standard congregate care requirements. Further, the limited pool of experienced assisted living staff and management, as well as the costs and start-up expenses to construct an assisted living facility, provide an additional barrier of entry to the assisted living business.

         Cost Containment Pressures of Health Reform. In response to rapidly rising health care costs, both government and private pay sources have adopted cost containment measures that have encouraged reduced length of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to preestablished fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges. Managed care organizations, such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") are reducing hospitalization costs by negotiating for discounted rates for hospital services and by monitoring and decreasing hospitalization. The Company anticipates that both HMOs and PPOs increasingly may direct patients away from the more expensive nursing care facilities into less expensive assisted living facilities.

         These cost containment measures have produced a "push-down" effect. As the number of patients being "pushed down" from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as assisted living facilities to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the level of skilled nursing facility patients increases, the supply of nursing facility space will be filled by patients with higher acuity needs paying higher fees, which again will provide opportunities for assisted living facilities to increase their occupancy and services to residents requiring lesser levels of care than generally can be expected for patients in skilled nursing facilities.

         Cost Effectiveness of Assisted Living. Although there is a great similarity between the custodial services provided by a skilled nursing facility and the services available at an assisted living facility, according to the Marion Merrill Dow, Inc. Managed Care Digest Services, Institutional Digest 1995, the annual cost per patient for skilled nursing facility care throughout the U.S. during 1993 averaged approximately $35,000 while the annual cost of care per resident in the Company's assisted living facilities averaged less than $23,000 per resident.

GROWTH STRATEGIES

         Overview. The Company's growth strategy focuses on acquisition and development of assisted living facilities, expansion of the level and depth of assisted living services, and continued intensive facilities management.

         The Company will seek to grow by increasing its portfolio of assisted living facilities through acquisition and development. The Company's strategic plan calls for the acquisition and development of assisted living facilities through direct ownership and the use of long-term operating leases with institutional investors such as Nationwide Health Properties, Health Care Property Investors and other Health Care REITs, as well as through direct ownership financed with secured debt from Health Care REITs or other lenders. The Company believes that this blend of ownership structures allows the Company to fund its growth in a balanced and cost effective manner.

         The Company and its predecessors have acquired and developed assisted living and senior housing facilities over the past 16 years. During this period, the Company and its predecessors have acquired 31 assisted living facilities, including one portfolio of eight facilities, and developed seven assisted living facilities. In addition, the Company's recent or current development of 18 apartment communities it operates throughout the U.S. has further increased its development experience. As the Company continues its expansion, it may become more difficult to manage geographically dispersed operations. Management believes the Company has developed and expanded its operational, financial and management information systems and procedures and has established an infrastructure to support development on a national basis.

         The Company's strategy is to expand by targeting areas where there is a need for assisted living facilities based on demographics and market studies. The Company intends to continue to expand its assisted living operations throughout the U.S., locating its facilities in clusters, that is, areas where it has other existing facilities or geographic areas where it intends to acquire or develop other assisted living facilities. In this way, the Company seeks to increase the efficiency of its management resources and to achieve broader economies of scale.

         A substantial portion of the business and operations of the Company are conducted in California, where 30 of the 52 assisted living facilities operated, managed or in development by the Company are located. Other regional concentrations of assisted living facilities are planned for Florida, Texas, Ohio and the Northeast. The market value of these properties and the income generated from properties managed or leased by the Company could be negatively affected by changes in local and regional economic conditions and by acts of nature. In particular, since 1990, the California economy has been influenced by the limited economic growth experienced by most of the United States. A continuation or worsening of current economic conditions in California, or a downturn in the economic conditions in its other regions, could have a negative effect on the Company's business.

         Acquisitions. The Company believes that the assisted living industry's fragmentation and ongoing consolidation provide attractive acquisition opportunities. Through its internal acquisition team, its network of real estate broker contacts and its regional partners and allies, the Company seeks to acquire groups of assisted living facilities from smaller owners and operators in its targeted markets. In evaluating possible acquisitions, the Company considers (i) the location, construction quality, condition and design of the facility, (ii) the current and projected cash flow of the facility and the anticipated ability to increase revenue through rent and occupancy increases, additional assisted living services and management and (iii) the ability to acquire the facility below replacement cost. However, there can be no assurance that the Company will be able to find additional suitable facilities to continue its current growth rate.

         By developing and operating assisted living facilities and senior and multifamily apartment communities in 14 states, the Company has generated numerous contacts through which it is able to identify possible acquisitions in the early stage of the sale process. The Company's sources for prospective acquisitions range from limited partnerships for which the Company serves as managing general partner and facility manager ("Affiliated Partnerships") to management's contacts with potential assisted living facility sellers to the Company's local and regional personnel who monitor the assisted living market in their area. Management intends to pursue both individual and portfolio acquisitions and believes the Company will be able to achieve greater value from its acquisitions as the facilities manager.

         In certain instances, the Company may target existing assisted living facilities which may be redeveloped or repositioned as management believes a number of acquisition opportunities may reflect situations where existing owners are not operating, maintaining or leasing such facilities efficiently. Although the Company will focus its efforts primarily on the acquisition, directly or through long-term operating leases, of additional assisted living facilities, it may in certain cases also target additional third party management contracts as an interim step to facilities acquisition.

         The Company has acquired certain existing assisted living facilities from affiliated entities as well as third parties and is actively considering acquiring additional existing assisted living facilities from other Affiliated Partnerships. In addition, the Company may seek to acquire existing assisted living facilities or interests therein, by making offers, including tender offers, for the limited partnership units of unaffiliated partnerships that own assisted living properties. There can be no assurance that the Company will pursue any such transactions or that, if pursued, such transactions will be completed successfully by the Company.

         The Company's acquisitions of existing assisted living facilities are anticipated to be financed through long-term operating lease transactions with institutional investors such as Nationwide Health Properties, Health Care Property Investors and other Health Care REITs, as well as direct ownership acquisitions using equity and secured debt. In long-term operating lease transactions, the Company typically arranges the sale of the prospective assisted living facility to a Health Care REIT or other institutional investor while concurrently entering into a long-term operating lease for the facility. The Company's initial cost generally is limited to a security deposit. Thereafter, the Company is obligated to make certain rental payments (which may include an additional amount related to revenue of the facility) for the term of the lease. While the Company believes that it has been and will continue to be conservative in projecting lease-up costs and expenses as well as the achievement of rent stabilization, the failure of the Company to generate sufficient revenue could result in an inability to meet minimum rent obligations under the Company's long-term operating leases.

         Development. The Company also will seek to grow through the development of new assisted living facilities in its targeted markets. The Company's primary development strategy is to conduct its development activities in conjunction with developers and builders in clustered geographic areas throughout the U.S. Typically, the Company's regional developers receive development or construction fees in connection with the construction of the project and a profit participation as a further incentive. In all cases, the Company has the right to approve acquisitions and all aspects of development including site selection, design, plans and specifications, development budgets, choice of general contractor and major subcontractors, and other significant criteria.

         In long-term operating lease transactions, when the subject property is ready for construction, it typically is acquired by the Health Care REIT financing the project, with the development performed by the Company, or in conjunction with regional developers in certain cases, under a contractual arrangement with the Health Care REIT. Concurrently, the Company enters into a long-term operating lease which becomes effective when the facility is completed. The Health Care REIT typically bears 100% of the development costs which may also include development or construction supervision fees for the Company. The Company typically incurs up-front development costs in connection with the due diligence and entitlement process and architectural and engineering fees incurred in connection with preparing the property for purchase by the Health Care REIT at the beginning of construction. The Company currently leases facilities from only two Health Care REITs. A third REIT has committed to provide financing, but has not yet done so. The lease agreements with each of the Health Care REITs are interconnected in that the Company will not be entitled to exercise its right to renew one lease with a particular Health Care REIT without exercising its right to renew all other leases with that Health Care REIT and that leases with each Health Care REIT contain certain cross default provisions. Therefore, in order to exercise all lease renewal terms, the Company will be required to maintain and rehabilitate the leased facilities on a long-term basis.

         As part of its growth strategy, the Company plans to develop new assisted living facilities. The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. The successful development of additional assisted living facilities would involve a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. Certain construction risks are beyond the Company's control, including strikes, adverse weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost of construction and the time required to complete construction to exceed estimates. In order to keep its internal costs to a minimum, the Company relies, and will continue to rely, on third party general contractors to construct its new assisted living facilities. If construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property in construction is subject to risks including construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them vary widely from state to state, and from community to community within a state.

         Intensive Management. The Company's growth strategy also emphasizes continued intensive management at its existing assisted living facilities. This includes: marketing the Company's facilities to local hospitals, physicians, skilled nursing facilities and senior associations and groups; balancing increases in rental rates and assisted living fees with occupancy rates; and attracting and retaining administrators and staff who the Company seeks to motivate through financial and career enhancing incentives. A shortage of qualified personnel may require the Company to enhance its wage and benefits package in order to compete with other providers of assisted living and senior housing. No assurance can be given that the Company's labor costs will not increase, or that if they do increase, they can be matched by corresponding increases in rental or management revenue. The Company also seeks to control operating expenses by clustering its facilities in order to take advantage of volume purchases of supplies from vendors with whom it has an established relationship, and maintaining the facilities to attract and retain residents and to avoid more costly replacements and repairs.

         Increase Sales of Additional Assisted Living Services. The Company believes that many custodial services provided in skilled nursing facilities are available at approximately two-thirds of the cost in the Company's assisted living facilities. The Company believes that this differential will enable the Company to attract additional residents. By increasing the usage of these services by its residents, the Company believes it should enable residents to stay at the Company's assisted living facilities longer, rather than having to transfer to more expensive skilled nursing facilities. The Company has been a pioneer in providing these services, which allow its senior elderly residents to age in place at the facility without having to move to a more expensive alternative until that move becomes absolutely necessary.

         The Company seeks to enhance and increase the amount and diversity of assisted living services it provides through (i) the continued education of the senior community, and particularly the residents and their families, concerning the cost effectiveness of receiving additional services in an assisted living facility, (ii) the continued development and refinement of assisted living programs designed to meet the needs of its residents as they age in place and (iii) the consistent delivery of quality services for residents.

         Government Regulation. Health care is an area subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. While a number of states have not yet enacted specific assisted living regulation, the Company is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities in which it operates or intends to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payors. In addition, the President and Congress have in the past, and may in future, propose health care reforms which could impose additional regulations on the Company or limit the amounts that the Company may charge for its services. The Company cannot make any assessment as to the ultimate timing and impact that any pending or future health care reform proposals may have on the assisted living, nursing facility and rehabilitation care industries, or on the health care industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or results of operations of the Company.

         Additionally, a portion of the Company's revenue (approximately 7% of the Company's assisted living revenue) is derived from residents who are recipients of SSI payments. Revenue derived from these residents is generally lower than that received from the Company's other residents and could be subject to payment delay. There can be no assurance that the Company's proportionate percentage of revenue received from SSI receipts will not increase, or that the amounts paid under SSI programs will not be further limited. In addition, if the Company were to become a provider of services under the Medicaid program, the Company would be subject to Medicaid regulations designed to limit fraud and abuse, violations of which could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

         Competition. The health care industry is highly competitive and the Company expects that the assisted living business in particular will become more competitive in the future. The Company continues to face competition from numerous local, regional and national providers of assisted living and long-term care whose facilities and services are on either end of the senior care continuum from skilled nursing facilities and acute care hospitals to companies providing home based health care, and even family members. In addition, the Company expects that as assisted living receives increased attention among the public and insurance companies, competition from new market entrants, including companies focused on assisted living, will grow. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations, while others have, or may obtain, greater financial resources than those of the Company.

         Moreover, in the implementation of the Company's growth program, the Company expects to face competition for the acquisition and development of assisted living facilities. Some of the Company's present and potential competitors are significantly larger or have, or may obtain, greater financial resources than those of the Company. Consequently, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to attract residents or expand its business, or could increase the cost of future acquisitions, each of which could have a material adverse effect on the Company's financial condition, results of operations and prospects.

THE COMPANY'S ASSISTED LIVING SERVICES

         The Company provides services and care which are designed to meet the individual needs of its residents. The services provided by the Company are designed to enhance both the physical and mental well-being of the senior elderly in each of its facilities by promoting their independence and dignity in a homelike setting. The Company's assisted living program includes the following:

         Personalized Care Plan. A primary element of the Company's strategy is the concept of "personalized" care to meet each resident's specific needs. This concept of customizing services to meet the needs of the residents begins with the resident admissions process, where the facility's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a plan for the resident's care. If recommended by the resident's physician, additional health care or medical services may be provided at the facility by a third party home health care agency or other medical provider. The care plan is reviewed and modified on a regular basis.

         Basic Service and Care Package. The basic service and care package at the Company's assisted living facilities generally includes the following: meals in a communal, "home-like" setting, housekeeping, linen and laundry service, social and recreational programs, security, utilities and transportation in a Company van or minibus. Other care services can be provided under the basic package based upon the individual's personalized health care plan. While the amount of the fee for the basic service package varies from facility to facility, on a "same store basis" (defined as those facilities which the Company owned, managed or leased for a period of 12 months or more as of March 31, 1996) the average basic monthly rate per unit was approximately $1,400 per month as of March 31, 1995, compared to an average of $1,370 as of March 31, 1995.

         Additional Services. The Company has designed its additional assisted living services in a three-tier program available to residents on a personalized basis.

Level One: Assistance to residents in the self-administration of medication. Where necessary, the assisted living staff will consult with the family, the physician or the insurance company of a resident to designate a home health care agency to administer the appropriate medication.

Level Two: In addition to the services provided under Level One, assistance with bathing, dressing and grooming, escorting to and from meals and activities, reading mail, writing letters, shopping and other specialized activities. These services are provided on an as-needed basis and at the convenience of the resident within the overall operation of the facility.

Level Three: All of the services provided under Level One and Level Two, and, in addition, provision of those services on a 24-hour basis. Further, this level provides appropriate services for individuals who need help with incontinence.

         As of March 31, 1996, approximately 60% of the Company's residents were on the basic plan, 22% on Level One, 14% on Level Two and 4% on Level Three. In addition to the base rent, the Company typically charges a $350 per month fee for Level One assisted living services, $675 per month for Level Two assisted living services and $1,050 per month for Level Three assisted living services, but the fee levels vary from facility to facility. At some facilities, the Company may charge additional fees for other specialized assisted living services. As the Company's residents age at the facilities, the Company expects that an increasing number of residents will utilize Level Two and Level Three services. The Company's internal growth plan is focused on increasing revenue by continuing to expand the number and diversity of its tiered additional assisted living services and the number of residents using these services. There can be no assurance that, at any time, any assisted living facility will be substantially occupied at assumed rents. In addition, lease-up and full occupancy may be achievable only at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. Because rent increases generally can only be implemented at the time of expiration of leases, rental increases may lag behind increases in operating expenses.

         Wellness Program. The Company has implemented a Wellness Program for the residents of its facilities designed to identify and respond to changes in a resident's health or condition and then, together with the resident and the resident's family and physician, as appropriate, design a solution to fit that resident's particular needs. The Company monitors the physical and mental well-being of its residents. This monitoring activity takes place at meals and other scheduled activities, and informally as the staff performs its services around the facility. Under the Wellness Program, the Company works with home health care agencies to provide services the facility cannot provide, with physical and occupational therapists to provide these services to residents in need of such therapy, and with a long-term care pharmacy to facilitate cost effective and reliable ordering and distribution of medication. The Company arranges for these services to be provided to residents as needed in consultation with their physicians and families. At the present time, 32 of Company's assisted living facilities have a comprehensive Wellness Program. The Company is in the process of implementing the Wellness Program at the balance of its facilities, the majority of which have been recently acquired.

CAPITAL REQUIREMENTS

         In implementing its growth strategy by acquiring existing facilities and properties for development, and in funding development of acquired properties, as of March 31, 1996, the Company had expended, or was committed to expend, all of the $42.7 million net proceeds received from the IPO Offering. In April 1996, the Company closed a $57.5 million offering of 6 3/4% Convertible Subordinated Notes Due 2006 (the "2006 Convertible Notes") which netted approximately $55 million (the "Note Offering"). Recently, the Company entered into an agreement with Health Care REIT, Inc. for a $60 million credit facility to be used for the development of new assisted living facilities. The Company has also received commitments for a $35 million line of credit to be used for acquisition and development of assisted living facilities from Bank United of Texas, and a $10 million revolving credit facility for acquisition, development and general corporate purposes from Imperial Bank. The Company will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance its growth strategy, including the acquisition and development of facilities as well as other capital expenditures and additional funds to meet increased working capital requirements. The Company may finance future acquisitions and development through a combination of its cash reserves, including the net proceeds of the Note Offering, its cash flows from operations, utilization of its current lines of credit, and additional indebtedness or public or private sales of debt securities or capital stock. There can be no assurance, however, that funds will be available on terms favorable to the Company, that such funds will be available when needed, or that the Company will have adequate cash flows from operations for such requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Indebtedness, Lease and Other Obligations of the Company. The Company has financed, and will continue to finance, the acquisition and development of assisted living facilities through a combination of loans, leases and other obligations. As of March 31, 1996, the Company had outstanding consolidated indebtedness of $28.1 million, including approximately $15.0 million of the Company's 10% Convertible Subordinated Notes due 1999 (the " 1999 Convertible Notes"), the holders of which have the right to convert such notes into the common stock of the Company on or before June 30, 1996. Following completion of the Note Offering in April 1996, the Company's outstanding consolidated indebtedness includes $57.5 million of the 2006 Convertible Notes. In addition, at March 31, 1996, the Company had $7.2 million in notes maturing within two years. Since March 31, 1996, the Company had incurred or committed to incur, subject to the completion of pending acquisitions, approximately $6.4 million of additional long-term debt in connection with the purchase of three assisted living facilities, the acquisition of land and for general corporate purposes. As a result, a portion of the Company's cash flow will be devoted to debt service. There is a risk that the Company will not be able to generate sufficient cash flow from operations to cover required interest and principal payments.

         At March 31, 1996, approximately $382,000 of the Company's indebtedness bore interest at floating rates. Indebtedness that the Company has incurred since that date and may incur in the future may also bear interest at a floating rate or be fixed at some time in the future. Therefore, increases in prevailing interest rates could increase the Company's interest payment obligations and could have an adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has guaranteed mortgage and construction debt as well as credit lines for the benefit of Affiliated Partnerships of up to approximately $45.1 million, including $30.4 million outstanding as of March 31, 1996, of which $18.6 million will become due and payable within the next two years. This effectively subjects the Company to risks normally associated with leverage, including the risk that Affiliated Partnerships will not be able to refinance this debt with permanent financing, an increased risk of partnership cash flow deficits, and the risk that if economic performance of any mortgaged asset declines, the obligation to make payments on the mortgage debt may be borne by the Company, which could adversely affect the Company's results of operations and financial condition. Because certain of the indebtedness which the Company has guaranteed bears interest at rates which fluctuate with certain prevailing interest rates, increases in such prevailing interest rates could increase the Company's interest payment obligations and could have an adverse effect on the Company's results of operations and financial condition.

         In addition, as of March 31, 1996, the Company is a party to long-term operating leases for certain of its assisted living facilities, which leases require minimum annual lease payments aggregating $10.9 million for fiscal year 1997, and intends to enter into additional long-term operating leases in the future. These leases typically have an initial term of 10 to 15 years, and in general are not cancelable by the Company. See notes 9 and 10 to the Company's consolidated financial statements included elsewhere in this document. The Company also has entered into guarantees (the "Tax Credit Guarantees"), which extend 15 years after project completion, relating to certain developments financed under the Federal Tax Credit Program with respect to (i) lien free construction, (ii) operating deficits and (iii) maintenance of tax credit benefits to certain corporate investors, the obligations under which, excluding potential penalties and interest factors, could amount to an approximate limit of $78.4 million as of March 31, 1996. There can be no assurance that the Company will be able to generate sufficient cash flow from operations to cover required interest, principal and lease payments, or to perform its obligations under the guaranties to which it is party were it called on to do so.

         The Company, directly or through its subsidiaries, is a general partner in 24 partnerships. As a general partner, it is liable for partnership obligations such as partnership indebtedness, which at March 31, 1996, was approximately $67.4 million, potential liability for construction defects, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could materially adversely affect the Company's results of operations and financial condition.

         Each partnership property is managed by the Company pursuant to a written management contract, some of which are cancelable on 30 or 60 days notice at the election of the managing general partner of the partnership. Action can be taken in each partnership by a majority in interest of limited partners on such matters as the removal of the general partners, the request for or approval or disapproval of a sale of a property owned by a partnership, or other actions affecting the properties or the partnership. Where the Company is the general partner of the partnership, termination of the contracts generally would require removal of the Company as general partner by the vote of a majority of the holders of limited partner interests and would result in loss of the management fee income under those contracts.

         If the Company were unable to meet interest, principal, lease or guarantee payments in the future, there can be no assurance that sufficient financing would be available to cover the insufficiency or, if available, the financing would be on terms acceptable to the Company. In the absence of financing, the Company's ability to make scheduled principal and interest payments on its indebtedness to meet required minimum lease payments, to meet its obligations under the guaranties, if any, to respond to changing business and economic conditions, to fund scheduled investments, cash contributions and capital expenditures, to make future acquisitions and to absorb adverse operating results would be adversely affected. In addition, the terms of certain of the Company's indebtedness have imposed, and may in the future impose, constraints on the Company's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Bond Financing. The Company has entered into a long-term lease of a facility the acquisition and construction of which are being financed by bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the facility must comply with certain federal income tax requirements, principally pertaining to the maximum income level of a specified portion of the residents.

         Insurance. The Company currently maintains insurance policies in amounts and with such coverage and deductibles as it believes are adequate, based on the nature and risks of its business, historical experience and industry standards. The Company's business entails an inherent risk of liability. In recent years, participants in the assisted living industry, including the Company, have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which may involve large claims and significant legal costs. The Company is from time to time subject to such suits as a result of the nature of its business. There can be no assurance that claims will not arise which are in excess of the Company's insurance coverage or are not covered by the Company's insurance coverage. A successful claim against the Company not covered by, or in excess of, the Company's insurance, could have a material adverse effect on the Company's financial condition and results of operations. The Company's insurance policies must be renewed annually and there can be no assurance that the Company will be able to continue to obtain liability insurance coverage in the future or, if available, that such coverage will be available on acceptable terms.

CONFLICTS OF INTEREST

         Certain of the Company's executive officers and Directors may, by virtue of their investment in or involvement with entities providing services, office space or guaranties to the Company or to Company-sponsored partnerships, have an actual or potential conflict of interest with the interests of the Company. See "Item 13: Certain Relationships and Related Transactions."

         In addition, the Company is the managing general partner and facilities manager for partnerships owning 13 assisted living facilities and various apartment communities. By serving in both capacities, the Company has conflicts of interest in that it has both a duty to act in the best interests of the limited partners of those partnerships and the desire to maximize earnings for the Company's shareholders in the operation of those assisted living facilities and apartment communities.

TAX CREDIT PROPERTIES

         The Company's tax credit partnerships obtain equity capital to build apartments through the sale of tax credits under the Federal Tax Credit Program. In order to qualify for the Federal Tax Credit Program, the owner of the project must agree to restrict the use of the property for moderate-to low-income purposes for a period of 15 years. Some tax credit financed partnerships for which the Company serves as general partner have entered into agreements restricting use of their respective properties for moderate to low-income housing purposes for periods of up to 40 years beyond the base 15-year compliance period. All tax credit projects must be placed in service by the end of the second calendar year after the year in which the initial allocation of tax credits was made. Failure to do so is likely to cause the forfeiture of the tax credits allocated and would trigger the Company's obligations under the Tax Credit Guarantees. See "-- Capital Requirements --Indebtedness, Lease and Other Obligations of the Company." In addition, projects financed under the Federal Tax Credit Program are subject to detailed regulations concerning tenant income and other requirements. The Internal Revenue Service has identified these regulations as being the subject of increased scrutiny regarding compliance of applicable regulations under the Internal Revenue Code of 1986 (the "Code"). While the Company believes that it is currently in compliance with applicable regulations, no assurance can be given that the Company will not be challenged in this regard. These restrictions may limit the Company's management of and ability to sell properties developed under the Federal Tax Credit Program.

ITEM 2.           PROPERTIES

The following chart sets forth, as of June 25, 1996, the location, number of units, ownership, occupancy and date on which operations commenced or are expected to commence for the Company's facilities:

                                                                        AVERAGE OCCUPANCY          AVERAGE MONTHLY RENTAL *
                                                       MONTH      FOR THE YEAR ENDED MARCH 31,   FOR THE YEAR ENDED MARCH 31,
FACILITY                          STATE    # UNITS    ACQUIRED         1996        1995              1996          1995
- --------                          -----    -------    --------         ----        ----              ----          ----
Owned Facilities:
- -----------------
Villa at Palm Desert               CA           77    Nov. 1995       87.99%          ---            1,765          ---
Acacia Villas                      CA           66    Dec. 1995       88.64%          ---            1,288          ---
Amber Park                         OH          127    Jan. 1996       83.33%          ---            1,324          ---
Collwood Knolls                    CA          117    Jan. 1996       73.43%          ---            1,373          ---
Woodside Village Bedford           OH          217    Jan. 1996       70.74%          ---            1,136          ---
Wyndham Lakes                      FL          248    Mar. 1996       81.05%          ---            1,232          ---
Bella Vita                         FL          120    Apr. 1996         ---           ---              ---          ---
Amber Wood                         FL          187    Jun. 1996         ---           ---              ---          ---
                                             -----
     Subtotal Owned Facilities               1,159
                                             -----

Leased Facilities:

Hacienda de Monterey               CA          180    Apr. 1994       94.68%       88.10%            1,759        1,792
Kinghaven Manor                    MI          144    Feb. 1995       97.40%       73.24%            1,035          818
Mallard Cove                       OH          121    Feb. 1995       83.88%       76.03%            1,057        1,018
Villa de Palma                     CA          111     May 1995       91.97%          ---            1,363          ---
Villa del Opisbo                   CA           96     May 1995       94.18%          ---            1,513          ---
Villa del Sol                      CA           91    Jun. 1995       94.05%          ---            1,539          ---
Villa Encinitas                    CA          117    Jun. 1995       96.65%          ---            1,464          ---
El Camino Gardens                  CA          282    Jun. 1995       71.47%          ---              838          ---
Villa del Rey                      CA          103    Jun. 1995       92.15%          ---            1,426          ---
Tamalpais Creek                    CA          120    Oct. 1995       97.43%          ---            1,403          ---
Villa Bonita                       CA          130    Oct. 1995       90.71%          ---            1,403          ---
Maria del Sol                      CA          124    Oct. 1995       88.71%          ---            1,117          ---
Rancho Park                        CA          163    Oct. 1995       75.15%          ---            1,258          ---
Chateau San Juan                   CA          114    Dec. 1995       91.45%          ---            1,504          ---
Woodside Village Columbus          OH          156    Feb. 1996       97.12%          ---            1,380          ---
Buena Vista Knolls                 CA           91    Feb. 1996       91.85%          ---            1,373          ---
Baypoint Village                   FL          232    Mar. 1996       89.66%          ---            1,234          ---
                                             -----
         Subtotal Leased Facilities          2,375
                                             -----
Total Owned and Leased Facilities            3,534
                                             =====

Managed Facilities:

Willow Glen                        CA           84
Villa Colima                       CA           94
Valley View Lodge                  CA          125
Retirement Inn of Sunnyvale        CA          123
Montego Heights Lodge              CA          170
Retirement Inn of Fullerton        CA           68
Retirement Inn of Fremont          CA           70
Retirement Inn of Daly City        CA           95
Covina Villas                      CA           64
Retirement Inn of Campbell         CA           72
Retirement Inn of Burlingame       CA           68
Bradford Square                    CA           92
Chandler Villas                    AZ          164
                                             -----
         Total Managed Facilities            1,289
                                             -----
         Total Operating Facilities          4,823
                                             =====

* Average monthly rental is calculated on the base monthly rental per occupied unit.

Prior to its fiscal year ended March 31, 1995, the Company did not own for its own account, or operate subject to long-term operating leases, assisted living facilities. Prior to that time, the company managed facilities for Affiliated Partnerships.

At March 31, 1996, the Company had the following projects under development or construction:

                                                                                          ANTICIPATED
                                                                         ANTICIPATED      CONSTRUCTION            ANTICIPATED
FACILITIES UNDER CONSTRUCTION                      LOCATION               # OF UNITS      COMMENCEMENT *            OPENING *
- -----------------------------                      --------               ----------      --------------          -----------
Collier Park                                       Beaumont, TX                  162     Under construction    4th Quarter 1996
Inn at Summit Ridge                                Reno, NV                       76     Under construction    1st Quarter 1997
Vista del Rio                                      Albuquerque, NM               150     Under construction    2nd Quarter 1997
Prospect Park                                      Brooklyn, NY                  127     Under construction    1st Quarter 1997
                                                                              ------
             Total Facilities Under Construction                                 515
                                                                              ------
FACILITIES UNDER DEVELOPMENT

Bay Hill Park                                      Plano, TX                     147       3rd Quarter 1996    3rd Quarter 1997
Los Posas                                          Camarillo, CA                 123       3rd Quarter 1996    3rd Quarter 1997
Waterside Villas                                   Jamesburg, NJ                 138       3rd Quarter 1996    3rd Quarter 1997
Tiffany Park                                       Houston, TX                   165       3rd Quarter 1996    3rd Quarter 1997
The Lakes                                          Ft.  Myers, FL                136       3rd Quarter 1996    3rd Quarter 1997
The Inn at Attleboro                               Attleboro, MA                 132       3rd Quarter 1996    3rd Quarter 1997
Lakewood                                           Denver, CO                    123       4th Quarter 1996    4th Quarter 1997
Park at Great Hills                                Austin, TX                    160       4th Quarter 1996    4th Quarter 1997
Woodbridge II                                      Irvine, CA                    140       1st Quarter 1997    1st Quarter 1998
University Villas                                  Highlands Ranch, CO           120       1st Quarter 1997    1st Quarter 1998
                                                                              ------
         Total Facilities Under Development                                    1,384
                                                                              ------

         Total Facilities Under Construction
           and Development                                                     1,899
                                                                              ======

* Denotes calendar quarters.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended March 31, 1996.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The Company's Common Stock is listed and traded on the NASDAQ National Market ("NASDAQ") under the symbol "ARVI." The Common Stock has been listed on the NASDAQ since October 17, 1995, the date of the Company's initial public offering.

         The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on NASDAQ.


                                                        HIGH          LOW
                                                       ------       ------
FISCAL YEAR 1996
Third Quarter (Commencing October 17, 1995)            $15.25       $ 9.50
Fourth Quarter                                         $17.75       $10.50

FISCAL YEAR 1997
First Quarter (Through June 25, 1996)                  $20.25       $15.25

         The Company does not currently pay dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the expansion of the Company's business.

         Shares Eligible for Future Sale

         As of March 31, 1996, the Company had outstanding 8,308,142 shares of Common Stock, assuming no conversion of the Company's convertible securities or exercise of outstanding warrants and options. Of these shares, 3,565,000 shares of Common Stock sold in the IPO Offering are tradeable without restriction or limitation under the Securities Act, except for 180,922 shares purchased by "affiliates" of the Company which are subject to the resale limitations under Rule 144 of the Securities Act. The remaining 4,743,142 outstanding shares of Common Stock are "restricted securities" within the meaning of Rule 144 (the "Restricted Shares"). The Restricted Shares may not be sold except in compliance with the registration requirements of the Securities Act or pursuant to an exemption, including that provided by Rule 144.

         On February 7, 1996, the Company exercised its right to redeem all outstanding shares of Series A Preferred Stock effective May 9, 1996. All of the holders of Series A Preferred Stock elected to exercise their option to convert their shares of Series A Preferred Stock into Common Stock rather than have their shares redeemed. As a result, the Company issued 657,895 new shares of Common Stock, of which 209,539 and 368,838 shares will be tradeable without registration by December 31, 1996 and 1997, respectively. On April 10, 1996, the Company exercised its right to redeem the 1999 Convertible Notes, and noteholders have until June 30, 1996 to exercise their option to convert their notes to Common Stock. Up to 1,222,286 shares of restricted Common Stock are issuable upon conversion of the 1999 Convertible Notes, of which approximately 57,000 and 1,165,000 shares of Common Stock issuable upon conversion of the 1999 Convertible Notes will become freely tradeable in 1996 and 1997, respectively. Options to purchase a total of 767,627 shares of Common Stock and warrants to purchase a total of 169,501 shares of Common Stock were outstanding as of March 31, 1996. As of June 25, 1996, warrants to purchase 3,143 shares of Common
Stock have been exercised, all of which will be tradeable without registration by December 31, 1998.

The Securities and Exchange Commission has proposed to amend the holding period required by Rule 144 to permit sales of "restricted securities" after one year rather than the current two years (and two years rather than three years for "non-affiliates" who desire to trade free of other Rule 144 restrictions). If such proposed amendment were enacted, the "restricted securities" described above would become freely tradeable (subject to any applicable contractual restrictions) at correspondingly earlier dates.

         Volatility of Stock Price

         Sales of substantial amounts of shares of Common Stock in the public market or the perception that those sales could occur could adversely affect the market price of the Common Stock and the Company's ability to raise additional funds in the future in the capital markets. The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares of the Common Stock, variations in the Company's operating results, changes in earnings estimates by securities analysts, publicity regarding the industry or the Company and the adoption of new statutes or regulations (or changes int he interpretation of existing statutes or regulations) affecting the health care industry in general or the assisted living industry in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the shares of Common Stock.

         Control by Directors and Executive Officers; Anti-Takeover Measures

         As of March 31, 1996, the Company's Directors and executive officers and their affiliates beneficially own approximately 29.9% of the Company's outstanding shares of Common Stock. See "Security Ownership of Directors and Named Executive Officers" in the Company's definitive Proxy Statement related to its 1996 annual meeting of Shareholders. As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by the stockholders of the Company, including the election of Directors. The Company's articles of incorporation provides for authorized but unissued preferred stock, the terms of which may be fixed by the Board of Directors, and provides, among other things, that upon the satisfaction of certain conditions specified in the California General Corporation Law (the "CGCL") relating to the number of holders of Common Stock, the Board of Directors will be classified and the holders of Common Stock will not be permitted to cumulate votes. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the audited consolidated financial statements of the Company and its subsidiaries as of and for each of the five fiscal years ended March 31, 1996. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included in Section 14 of this 10-K along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in Section 7 of this same 10-K.

                                                                              YEAR ENDED MARCH 31,
                                                    -------------------------------------------------------------------------
                                                        1996           1995           1994            1993           1992
                                                    ------------    -----------    -----------    ------------    -----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
   Assisted living facility revenue (1).........    $     25,479     $    4,838            ---             ---            ---
   Management fees..............................           2,822          3,463    $     3,492     $     3,110     $    2,778
   Development fees.............................           1,500            702            ---             ---            ---
   Other income.................................           2,192            476            904             606            653
                                                    ------------    -----------    -----------    ------------    -----------
Total revenue...................................          31,993          9,479          4,396           3,716          3,431
                                                    ------------    -----------    -----------    ------------    -----------
Expenses:
   Assisted living facility operating
        expense (1).............................          16,395          3,201            ---             ---            ---
   Assisted living facility lease expense.......           6,644            814            ---             ---            ---
   General and administrative...................           7,644          8,264          5,765           3,470          3,541
   Depreciation and amortization................           1,031            320             92              69             67
   Discontinued projects and accounts
         receivable written off.................             395          1,465            441             345            ---
   Interest, net................................             474            143             (1)            (34)            70
                                                    ------------    -----------    -----------    ------------    -----------
Total expenses..................................          32,583         14,207          6,297           3,850          3,678
                                                    ------------    -----------    -----------    ------------    -----------
Loss before income tax expense (benefit)........            (590)        (4,728)        (1,901)           (134)          (247)
Income tax expense (benefit)....................             375         (1,729)          (248)              2            (78)
                                                    ------------    -----------    -----------    ------------    -----------
Net loss........................................    $       (965)   $    (2,999)   $    (1,653)   $       (136)   $      (169)
                                                    ============    ===========    ===========    ============    ===========
Preferred dividends declared....................    $       351     $      398     $        40             ---            ---
                                                    ------------    -----------    -----------    ------------    -----------
Net loss available for common shares (1)........    $     (1,316)   $    (3,397)   $    (1,693)   $       (136)   $      (169)
                                                    ============    ===========    ===========    ============    ===========
Net loss per common share.......................    $       (.21)   $      (.69)   $      (.34)   $       (.03)   $      (.11)
                                                    ============    ===========    ===========    ============    ===========
Weighted average common shares
   outstanding (1)..............................           6,246          4,903          5,113           5,059          1,496
                                                    ============    ===========    ===========    ============    ===========

                                                                              YEAR ENDED MARCH 31,
                                                    -------------------------------------------------------------------------
                                                        1996           1995           1994            1993           1992
                                                    ------------    -----------    -----------    ------------    -----------
                                                                 (IN THOUSANDS, EXCEPT UNIT AND OCCUPANCY DATA)
SELECTED OPERATING DATA:
   Assisted living units owned or leased (end
        of period) (2)..........................           3,277            445            ---             ---            ---
   Assisted living units managed (end of
         period)................................           1,289          2,803          3,042           3,042          2,935
   Weighted average occupancy of assisted
         living units (end of period)...........           90.0%          91.5%          88.4%           87.1%          83.5%

BALANCE SHEET DATA:
   Working capital (deficit) (3)................    $     10,014    $    (4,660)   $     1,363             ---            ---
   Total assets.................................          77,403         15,399          8,054    $      3,046    $     2,009
   Long-term notes payable, excluding
   current portion..............................          24,814          3,213            ---              16            ---
   Series A Preferred Stock, convertible and
        redeemable..............................           2,358          4,586          3,969             ---            ---
   Total shareholders' equity (deficit).........          39,947         (3,536)        (1,316)            (70)           587

(1) Net loss available for common shares reflects the effect of preferred stock dividends. Weighted average common shares outstanding give effect to the 1 for 3.04 reverse stock split which occurred upon the completion of the IPO Offering.

(2) The Company began operating assisted living facilities under long-term operating leases during fiscal 1995. Prior to that year, the Company managed those facilities for affiliated partnerships for which it acted as the managing general partner and recognized management fees and other income with respect to those assisted living facilities but did not receive assisted living revenue from and did not incur assisted living facility operating or lease expenses in connection with its operations.

(3) Prior to fiscal 1994, the Company did not classify its balance sheet. As a result, no working capital data is available at March 31, 1993 and 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

         Historically, a substantial majority of the assisted living facilities operated by the Company were owned or leased by Affiliated Partnerships. Other Affiliated Partnerships also have acquired or developed senior and affordable senior and multifamily apartments primarily utilizing the sale of tax credits under the Federal Tax Credit Program for the equity funding of the development.

         Beginning in April 1994, the Company commenced operation for its own account of assisted living facilities that were sold by certain Affiliated Partnerships or third parties to the Company or an affiliate of the Company or to publicly-traded Health Care REITs such as Nationwide Health Properties and Health Care Property Investors, Inc., and simultaneously leased to the Company under long-term operating leases. As of March 31, 1996, the Company operated 36 assisted living facilities. Of these 36 assisted living facilities, the Company owned 6 facilities directly for its own account, operated 17 under long-term operating leases and managed 13 for Affiliated Partnerships for which the Company serves as managing general partner and facility manager.

         On October 23, 1995, the Company successfully completed the IPO Offering of its common stock and effected a 1-for-3.04 reverse common stock split. The effect of this stock split has been reflected in the consolidated financial statements.

EVENTS SUBSEQUENT TO MARCH 31, 1996

         On April 2, 1996, the Company, through a wholly owned subsidiary, purchased Bella Vita, a 120 unit assisted living facility located in Venice, Florida for $10,200,000. A portion of the purchase price was financed by the Company's assumption of a HUD insured loan, secured by a first mortgage recorded against the property, with an outstanding principal balance of $6,345,709 at the time of purchase.

         On April 3, 1996, the Company successfully completed a $57.5 million private placement offering of the 2006 Convertible Notes. The 2006 Convertible Notes, which are non-callable by the Company for a period of three years, allow note holders to convert their 2006 Convertible Notes into common stock of the Company at a price equal to $18.57 per share.

         On April 10, 1996, the Company called for redemption all of its outstanding 1999 Convertible Notes. The Company will redeem all of the outstanding 1999 Convertible Notes as of 5:00 p.m. Pacific Daylight Time on July 10, 1996, unless the Notes are converted on or prior to June 30, 1996. The price to be paid for each $1,000 principal amount of 1999 Convertible Notes will be $1,067 plus accrued interest to the date of redemption. 1999 Convertible Note holders are given the alternative to convert their Notes into shares of common stock of the Company at any time up to and including June 30, 1996. Converting holders will receive one share of common stock for every $12.16 in principal amount of 1999 Convertible Notes surrendered for conversion. For those 1999 Convertible Notes surrendered for conversion into common stock, unpaid interest will be disregarded and note holders will not be entitled to interest accrued to the date of conversion. For those Notes converted to common stock, the Company will issue restricted stock pursuant to Rule 144 of the Securities Act of 1933. If all Notes are converted, the Company will issue up to 1,233,552 shares of common stock. As of June 25, 1996, holders of $8.1 million principal amount of the 1999 Convertible Notes had exercised their right to convert their notes into approximately 665,800 shares of common stock.

         On April 16, 1996, the Company obtained a $10 million commitment from Imperial Bank ("Imperial") to provide a revolving credit facility to be used for the issuance of letters of credit, acquisition, development and general corporate purposes. The commitment provides for interest on borrowings at rates between Imperial's prime lending rate plus 0.0% to 0.5% or LIBOR plus 2.0% to 2.5% based upon the achievement of certain financial ratios. The Company is currently negotiating documentation of the loan.

         As of April 26, 1996, all holders of the Company's 8% Convertible Redeemable Series A Preferred Stock ("Preferred Stock") had exercised their right to convert their Preferred Stock to Common Stock of the Company resulting in the issuance of an additional 338,141 shares of the Common Stock since March 31, 1996.

         On May 16, 1996, the Company initiated a tender offer (the "Offer") to purchase any and all of the 34,886 outstanding limited partnership units of American Retirement Villas Properties II, a California limited partnership, not owned by the Company at a net cash price of $720.00 per unit from unitholders who validly tendered their units prior to June 14, 1996 at 10:00 p.m. Central Daylight Time. Subsequently, the Company extended the Offer until June 21, 1996 at 10:00 p.m. Central Daylight Time. Upon expiration of the Offer, 1,426 unitholders validly tendered 15,488 units (approximately 44.6% of the outstanding limited partnership units) which the Company will purchase at a cost of $11.2 million.

         On June 6, 1996, the Company obtained a $60 million commitment from Health Care REIT, Inc. for financing the construction of new assisted living facilities. Pursuant to the terms of the commitment, Health Care REIT, Inc. will finance up to 100% of the approved costs, as defined, for the construction of new assisted living facilities. Upon completion of construction, the Company will lease the facilities from Health Care REIT, Inc. on an initial lease term of 15 years, with three options to renew, at the Company's option, for periods of ten years each. The initial lease rate will be based upon the yield of comparable term U.S. Treasury Notes plus 3.75%.

         On June 18, 1996, the Company purchased Amber Wood, a 187 unit assisted living facility located in Newport Richey, Florida for $6.0 million. The total purchase price was paid from available cash on hand.

         On June 24, 1996, the Company obtained a $35 million commitment from Bank United of Texas, FSB ("Bank United") for the construction or acquisition of assisted living facilities. The terms of the commitment provide for interest at 2.75% over the thirty day LIBOR rate. Of the commitment, a $20 million sub-limit has been established for the construction of assisted living facilities. The Company is currently negotiating documentation of the loan.

RESULTS OF OPERATIONS

         Revenue for the year ended March 31, 1996 increased to $33.1 million from $9.7 million for the year ended March 31, 1995 due primarily to an increase in assisted living facility revenue. Similarly, expenses increased to $33.7 million for the year ended March 31, 1996 from $14.4 million for the year ended March 31, 1995 primarily due to additional assisted living facility operating and lease expenses. For the year ended March 31, 1996, the Company reported a loss of ($965,000) compared to a loss of ($3.0 million) for the year ended March 31, 1995. The Company reported profits of $104,000 for its third fiscal quarter ended December 31, 1995 followed by a profit of $302,000 in the fourth fiscal quarter ended March 31, 1996.

YEAR ENDED MARCH 31, 1996 COMPARED WITH YEAR ENDED MARCH 31, 1995.

         Consistent with the Company's growth strategy, revenue for the year ended March 31, 1996 increased to $33.1 million from $9.7 million for the year ended March 31, 1995 due primarily to an increase in assisted living facility revenue and other income as described below. During the year ended March 31, 1996, the Company purchased six Assisted Living Facilities (four from third-party owners and two in which the Company purchased controlling interests in Affiliated Partnerships) which contributed three months of revenue. In addition, the Company as operator, entered into long-term operating leases for 14 facilities, 12 of which the Company previously managed for Affiliated Partnerships. These leases, when averaged, contributed six months of revenue.

         Assisted living facility revenue increased to $25.5 million for the year ended March 31, 1996 from $4.8 million for the year ended March 31, 1995. Assisted living facility revenue increased due to an increase in the number of assisted living facilities owned and operated by the Company as well as facilities operated by the Company under long-term operating leases. As of March 31, 1996, the Company owned and operated six assisted living facilities for its own account while operating 17 assisted living facilities pursuant to long-term operating leases with Health Care REITs. For the year ended March 31, 1995, the Company operated three assisted living facilities pursuant to a long-term operating lease with Nationwide Health Properties.

         During the year ended March 31, 1996, management fees decreased by $641,000 from the year ended March 31, 1995. Management fees decreased due to the fact that the Company no longer provides management services to Affiliated Partnerships with respect to the 12 assisted living facilities sold by the Affiliated Partnerships to Health Care REITs. Instead, the Company now receives assisted living facility revenue from these 12 facilities operated under long-term operating leases. This decrease in management fee income derived from management services provided to Affiliated Partnerships is consistent with the Company's strategy of growth through leasing and operating assets it previously managed.

         Development fees earned in connection with properties which the Company developed on behalf of a Health Care REIT as well as those owned and operated by Affiliated Partnerships under the Federal Tax Credit Program increased to $1.5 million for the year ended March 31, 1996 from $702,000 for the year ended March 31, 1995. This increase is the result of a greater number of apartment projects completed during the year compared with the prior year along with provision of development services to the Health Care REIT.

         Other income increased to $2.2 million for the year ended March 31, 1996 from $476,000 for the year ended March 31, 1995. The primary reason for the increase was income earned as a result of the sale of assisted living facilities owned by Affiliated Partnerships.

         As a result of the growth experienced by the Company, expenses increased to $33.7 million for the year ended March 31, 1996 from $14.4 million for the year ended March 31, 1995. The principal components of the increased expenses, higher assisted living facility operating and lease expenses, were incurred as additional properties were leased or purchased by the Company in the execution of its growth strategy.

         Assisted living facility operating and lease expenses increased to $16.4 million and $6.6 million, respectively, for the year ended March 31, 1996 from $3.2 million and $814,000 respectively, for the year ended March 31, 1995. The increases reflect the purchase of six assisted living facilities and the addition of sixteen long-term operating leases executed by the Company between February 1995 and March 1996. During the year ended March 31, 1995, the Company leased three assisted living facilities pursuant to a long-term operating leases, two of which were executed in February 1995, and owned one facility for its own account.

         General and administrative expenses increased to $7.6 million for the year ended March 31, 1996 from $7.5 million for the year ended March 31, 1995. The modest increase was primarily the result of inflationary increases offset by the Company's reduced emphasis on the development of apartment projects under the Federal Tax Credit Program.

          During the year ended March 31, 1996, the Company did not make an employee benefit plan contribution, whereas in the year ended March 31, 1995, the Company made a contribution of $811,000 to the ARV Housing Group, Inc. Employee Stock Option Plan (the "ESOP").

         Depreciation and amortization expenses increased to $1.0 million for the year ended March 31, 1996 from $320,000 for the prior year ended March 31, 1995 due to an increase in depreciation expenses incurred as a result of the Company's ownership of assisted living facilities. The Company also incurred amortization of 1999 Convertible Notes issuance costs totaling $342,000 for the year ended March 31, 1996. Since nearly $12.0 million of the approximately $15.0 million principal amount of the 1999 Convertible Notes were issued subsequent to March 31, 1995, a comparable expense was not incurred during the year ended March 31, 1995.

         Discontinued project costs and receivables written-off decreased to $395,000 for the year ended March 31, 1996 from $1.5 million for the year ended March 31, 1995. Discontinued project costs were incurred during each of these years in connection with direct and indirect development costs related to the discontinuance of projects that did not meet the Company's criteria for continued development. The majority of these costs were associated with projects considered for inclusion in the Federal Tax Credit Program.

         Interest expense increased to $1.5 million for the year ended March 31, 1996 from $354,000 for the year ended March 31, 1995 due primarily to additional interest incurred on the 1999 Convertible Notes.

         Income tax expense for the year ended March 31, 1996 was $375,000 compared to an income tax benefit of $1.7 million for the year ended March 31, 1995. The $2.1 million increase in the income tax expense is primarily the result of development fees recognized for federal income tax purposes in conjunction with projects developed under the Federal Tax Credit Program.

         Primarily as a result of the foregoing, the net loss decreased to ($965,000) for the year ended March 31, 1996 from a net loss of ($3.0 million) for the year ended March 31, 1995.

YEAR ENDED MARCH 31, 1995 COMPARED WITH YEAR ENDED MARCH 31, 1994.

         Revenue for the year ended March 31, 1995 increased to $9.7 million from $4.5 million for the year ended March 31, 1994 due primarily to an increase in assisted living facility revenue as described below.

         In the year ended March 31, 1995 the Company as operator, entered into long-term operating leases with Nationwide Health Properties to operate three assisted living facilities, and also acquired a 51% controlling interest in the Affiliated Partnership that owned the Villa de Palma assisted living facility (the "Villa de Palma Partnership"). One lease commenced in April 1994 and contributed to 11 months of revenue; two others commenced in February

1995 and contributed to less than two months of revenue. The 51% interest in the Villa de Palma Partnership was acquired in September 1994, thereby contributing to six months of revenue. No facilities were leased or owned by the Company in the year ended March 31, 1994.

         Management fees decreased by $29,000 for the year ended March 31, 1995 from the year ended March 31, 1994. The decrease in management fees was due to the discontinuation of the management of two facilities pursuant to the sale of one facility to Nationwide Health Properties in April 1994 and the Company's acquisition of a controlling interest in the Villa de Palma Partnership. The Company now receives assisted living facility revenue from these two facilities under long-term operating leases. This decrease was offset in part by the increase in management fees from affordable senior and multifamily apartments due to an increase in the number of units managed by the Company.

         The Company recognized development fees of $702,000 for the year ended March 31, 1995 earned in connection with properties owned and operated by Affiliated Partnerships under the Federal Tax Credit Program. The Company did not recognize development fees for the year ended March 31, 1994 because a majority of the partnerships under the Federal Tax Credit Program were in their start-up phase. The Company expects development fees to increase as amounts previously deferred are recognized.

         Other income decreased to $476,000 for the year ended March 31, 1995 from $904,000 for the year ended March 31, 1994. The primary reason for the decrease was that the Company did not receive any rent-up and staff training fees, wholesaling commissions, or real estate and consulting fees for the year ended March 31, 1995. Rent-up and staff training fees are earned by the Company for services performed in connection with preparing the facility and employees for the opening of facilities owned by Affiliated Partnerships. The Company does not anticipate receiving significant income from these fees or commissions in the future.

         Expenses increased to $14.4 million for the year ended March 31, 1995 from $6.4 million for the year ended March 31, 1994 due to the addition of assisted living facility operating expenses and lease expenses and an increase in general and administrative expenses.

         Assisted living facility operating expenses and lease expenses were $3.2 million and $814,000, respectively, for the year ended March 31, 1995 and are due to the three long-term operating leases entered by the Company in April 1994 and February 1995, and the acquisition of a 51% interest in the Villa de Palma Partnership in October 1994. The Company did not lease or own any assisted living facilities prior to fiscal 1995.

         General and administrative expenses increased to $7.5 million for the year ended March 31, 1995 from $5.7 million for the year ended March 31, 1994 primarily due to increased acquisition and development activity of apartment projects financed under the Federal Tax Credit Program. As a result of this increase, the Company has established the staffing and infrastructure in place to build both assisted living facilities and its remaining apartment projects on a national basis. Additionally, employee benefit plan contributions increased to $811,000 for the year ended March 31, 1995 from $76,000 for the year ended March 31, 1994 due to a contribution to the ESOP which reduced the Company's taxable income.

         Depreciation and amortization expenses increased to $320,000 for the year ended March 31, 1995 from $92,000 for the year ended March 31, 1994 primarily due to an increase in depreciation of fixed assets and depreciation of the assets of the Villa de Palma Partnership which the Company purchased during the period.

         Discontinued project costs increased to $652,000 for the year ended March 31, 1995. No similar costs were recorded for the year ended March 31, 1994. These costs were incurred in connection with direct and indirect development costs related to the discontinuance of projects that did not meet the Company's criteria for continued development. Provision for doubtful receivables written-off increased to $813,000 for the year ended March 31, 1995 from $441,000 for the year ended March 31, 1994 primarily due to a significant increase in partnership administrative fees and tax credit offering expenses deemed uncollectible. Partnership administrative fee receivables of approximately

$350,000 from an Affiliated Partnership were expected to be repaid from operations. The collectibility of recorded amounts were assessed in relation to operating results and the estimated value of the partnership's properties and whether these values would be sufficient to provide adequate proceeds to satisfy this obligation. Management's assessment made during the year ended March 31, 1995 was that the estimated proceeds would not be sufficient to recover these receivables and as a result they were written off.

         Interest expense for the year ended March 31, 1995 increased by $252,000 due to interest incurred on the 1999 Convertible Notes.

         The provision for income tax expense (benefit) consists of current tax expense of $47,000 and $9,000 for the years ended March 31, 1995 and 1994, respectively, and deferred tax benefit (net of valuation reserves) of $1.8 million and $257,000 as of March 31, 1995 and March 31, 1994, respectively. The increase in deferred tax benefit (net of valuation reserves) for the year ended March 31, 1995 is primarily a result of an increase in development and construction services fee income recognizable for federal income tax purposes but which is not yet recognizable for financial reporting purposes in the statement of operations. Such development and construction services fee income is generated in connection with the development of senior and multifamily apartment communities by Affiliated Partnerships under the Federal Tax Credit Program.

         Primarily as a result of the foregoing, the net loss increased to $3.0 million for the year ended March 31, 1995 from a net loss of $1.7 million for the year ended March 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents balances were $7.5 million and $775,000 at March 31, 1996 and March 31, 1995, respectively.

         On February 7, 1996, the Company exercised its right to redeem all outstanding shares of Series A Preferred Stock on May 9, 1996. Preferred shareholders have the option of converting their Series A Preferred Stock into Common Stock at any time prior to April 29, 1996. If all shares are fully converted, the Company will issue up to 657,805 new shares of Common Stock (after giving effect to the 1 for 3.04 reverse stock split of the Common Stock in connection with the IPO Offering). As of March 31, 1996, holders of 971,905 shares of the Series A Preferred Stock exercised their right to convert their Preferred Stock into 319,664 shares of Common Stock. Subsequent to March 31, 1996, the balance of the Series A Preferred Stock was converted into an additional 338,141 shares of Common Stock.

         In July 1995, the Company completed a private placement of approximately $15.0 million of 1999 Convertible Notes. The private placement generated net proceeds to the Company of $13.5 million, which were used to retire bank debt, acquire land, fund preconstruction development activities, finance expenditures in connection with the Federal Tax Credit Program, reduce short-term liabilities, purchase interests in Affiliated Partnerships or related companies, make security deposits on leased assisted living facilities, and provide for working capital. Each $1,000 principal amount of 1999 Convertible Notes outstanding is: (i) convertible at any time prior to maturity, unless previously redeemed, into approximately 82 shares of Common Stock (a conversion ratio equal to $12.16 per share), subject to adjustment, (ii) accrues interest from the date of issuance at 10% per annum, payable in arrears on the first business day of each month, (iii) is unsecured and subordinated to certain present and future Senior Indebtedness (as defined in the 1999 Convertible Notes) of the Company and is effectively subordinated to all indebtedness of subsidiaries of the Company, and (iv) is redeemable for cash at the option of the Company upon 90 days notice at premiums declining ratably from 110% prior to December 31, 1995 to 100% on and after January 1, 1998 plus accrued and unpaid interest, if any, to the date of redemption by the Company. The 1999 Convertible Notes are currently redeemable at the option of the Company at 106.7% of their principal amount, plus accrued and unpaid interest. Subsequent to March 31, 1996, the Company called for redemption all of the approximately $15.0 million of 1999 Convertible Notes.

         On October 23, 1995, the Company successfully completed the IPO Offering. The net proceeds to the

Company from the IPO Offering, after deducting underwriting discount and offering expenses payable by the Company, were approximately $42.7 million, which were used to acquire five existing assisted living facilities, to purchase and fund a portion of the costs for development of 14 assisted living facilities currently under development, to provide escrow deposits on assisted living facilities which the Company has entered into contracts to acquire, and to provide security deposits on assisted living facilities the Company leases pursuant to long-term operating leases.

         Working capital increased to $10.0 million as of March 31, 1996, compared to a working capital deficit $4.7 million at March 31, 1995 resulting primarily from the net proceeds from the sale of common stock in the IPO Offering.

         For the years ended March 31, 1996 and 1995, the Company used cash in operating activities of $544,000 and $2.5 million, respectively. The Company used cash in operating activities primarily because it incurred net losses of ($965,000) and ($3.0 million) for the years ended March 31, 1996 and 1995, respectively. The Company incurred non-cash charges of $936,000 and $491,000, consisting primarily of depreciation and amortization for the years ended March 31, 1996 and 1995, respectively. In addition, the Company received development fees from, and was required to make equity contributions to Affiliated Partnerships. The Company received development fees of $1.4 million and $4.4 million for the years ended March 31, 1996 and 1995. The Company made owner equity contributions of $1.7 million and $3.9 million during the years ended March 31, 1996 and 1995.

         Cash used in investing activities was $53.9 million for the year ended March 31, 1996. Purchases of facilities, fixtures and equipment totaling $45.7 million, investments in real estate of $6.8 million, increases in restricted cash of $4.9 million as collateral for letters of credit pledged as security deposits for leased facilities, increases in leased property security deposits of $559,000 and acquisition of limited partnership interests of $1.6 million were partially offset by proceeds of $5.1 million from the sale of the Villa de Palma to Nationwide Health Properties. For the year ended March 31, 1995, $2.3 million was used in investing activities consisting of primarily of a $1.3 million increase in leased property security deposits, an $806,000 increase in notes receivable, a $537,000 increase in furniture, fixtures and improvements offset by a $496,000 decrease in deferred project costs.

         Net cash provided by financing activities was $61.1 million and $3.5 million for the years ended March 31, 1996 and 1995, respectively. During the year ended March 31, 1996, $42.7 million (net of issuance cost) was provided by the issuance of common stock in the IPO Offering, $10.8 million (net of issuance costs) was provided from the issuance of the 1999 Convertible Notes, and $14.5 million was provided from mortgage and loan borrowings. These proceeds were offset by $6.1 million of debt repayments, $400,000 of preferred stock dividends paid and $351,000 paid to repurchase common stock. During the year ended March 31, 1995, the following amounts were provided by financing activities: $2.7 million from the issuance of the 1999 Convertible Notes, $1.2 million from the sale of common stock to the ESOP, $750,000 from increases in amounts owed to affiliates and $738,000 from bank borrowings. These amounts were offset by $1.6 million of debt repayment, $595,000 of amounts repaid to affiliates and $337,000 of preferred stock dividends paid.

         The Company used cash in operating activities of $2.6 million for the year ended March 31, 1995, as compared to cash provided by operating activities of $310,000 for 1994. The Company used cash in operating activities primarily because it has incurred net losses. The Company incurred net losses of $3.0 million and $1.7 million for the years ended March 31, 1995 and 1994, respectively. In addition, the Company received significant development fees and was required to make owner equity contributions to Affiliated Partnerships. The Company received development fees from Affiliated Partnerships of $4.4 million and $2.7 million for the years ended March 31, 1995 and 1994. The Company made owner equity contributions of $3.9 million and $215,000 during the years ended March 31, 1995 and 1994.

         During the year ended March 31, 1995, the Company used net cash in investing activities of $2.3 million compared to $3.5 million for the year ending March 31, 1994. The Company's investing activities for the year ended March 31, 1995 included $1.3 million of lease security deposits made in connection with assisted living facility leases, an increase in notes receivable from affiliates of $806,000 and $537,000 in fixed asset additions. During the year ended March 31, 1994 the Company invested $2.8 million in deferred project costs related to certain Affiliated Partnerships financed under the Federal Tax Credit Program, advanced $439,000 in notes receivable from Affiliated Partnerships and invested $330,000 for fixed asset additions. The deferred project costs typically are reimbursed to the Company by the Affiliated Partnerships when the partnership has been funded by investor limited partners. The Company does not intend to focus on the development of these partnerships and, therefore, expects related capital requirements to be less in the future.

         During the year ended March 31, 1995, the Company's financing activities provided net cash of $3.5 million, compared to $5.1 million provided in the year ended March 31, 1994. The Company received net proceeds from the sale of Series A Preferred Stock of $617,000 and $4.0 million in 1995 and 1994, respectively. In fiscal 1995 the Company commenced the offering of $15.0 million principal amount of its 1999 Convertible Notes and had received net proceeds of $2.7 million by March 31, 1995. The Company's ESOP purchased $1.2 million and $446,000 in Common Stock in fiscal 1995and 1994, respectively. In fiscal 1995 and fiscal 1994 certain of the Company's shareholders made net advances to the Company of $155,000 and $588,000, respectively. The Company reduced its bank borrowings by $823,000 in fiscal 1995.

         The Company's capital requirements include acquisition and rehabilitation costs of assisted living facilities, escrow deposits on acquired properties, security deposits on leased properties, assisted living facility pre-development costs, and initial operating costs of newly developed assisted living facilities, payment of interest, preferred stock dividends, owner's equity contributions in connection with certain Affiliated Partnerships financed under the Federal Tax Credit Program, and working capital. The Company does not intend to focus on tax credit partnership developments and, accordingly, expects that its future outlays for these developments will diminish. The Company is contingently liable for (i) certain secured and unsecured indebtedness of affiliates which it has guaranteed and (ii) Tax Credit Guaranties. While the Company currently generates sufficient cash from operations to fund its recurring working capital requirements, the Company anticipates that it will be necessary to obtain additional financing in order to continue its aggressive growth strategy. Although the Company currently generates sufficient cash from operations to fund its working capital requirements, there can be no assurances that the Company will not need to obtain financing in the future in order to meet its working capital requirements.

         On April 16, 1996, the Company obtained a $10 million commitment from Imperial to provide a revolving credit facility to be used for the issuance of letters of credit, acquisition, development and general corporate purposes. The commitment provides for interest on borrowings at rates between Imperial's prime lending rate plus 0.0% to 0.5% or LIBOR plus 2.0% to 2.5% based upon the achievement of certain financial ratios. The Company is currently negotiating documentation of the loan.

         In April 1996, the Company successfully completed a $57.5 million private placement offering of the 2006 Convertible Notes. The 2006 Convertible Notes, which are non-callable by the Company for a period of three years, allow note holders to convert their 2006 Convertible Notes into common stock of the Company at a price equal to $18.57 per share.

         On June 6, 1996, the Company obtained a $60 million commitment from Health Care REIT, Inc. for financing the construction of new assisted living facilities. Pursuant to the terms of the commitment, Health Care REIT, Inc. will finance up to 100% of the approved costs, as defined, for the construction of new assisted living facilities. Upon completion of construction, the Company will lease the facilities from Health Care REIT, Inc. on an initial lease term of 15 years, with three options to renew, at the Company's option, for periods of ten years each. The initial lease rate will be based upon the yield of comparable term U.S. Treasury Notes plus 3.75%.

         On June 24, 1996, the Company obtained a $35 million commitment from Bank United for the construction or acquisition of assisted living facilities. The terms of the commitment provide for interest at 2.75% over the thirty day LIBOR rate. Of the commitment, a $20 million sub-limit has been established for the construction of assisted living facilities. The Company is currently negotiating documentation of the loan.

         The Company believes that funds from the net proceeds of the 2006 Notes, its financing commitments and existing liquidity will provide adequate resources to meet its current operating and investing needs and support its current growth plans. The Company's plans for acquisition and development of assisted living facilities are likely to require substantial amounts of additional capital. The Company will be required to obtain additional capital through debt or equity financings. There can be no assurance that such capital will be available to the Company or, if available, such capital would be available on favorable terms.

IMPACT OF INFLATION AND CHANGING PRICES

         Operating revenue from assisted living facilities operated by the Company is the primary sources of revenue earned by the Company. These properties are affected by rental rates which are highly dependent upon market conditions and the competitive environments where the facilities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance it will be able to continue to do so, the Company has been able historically to offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and the Independent Auditors' Report are listed at Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information required by this Item 10 is contained under the captions "Election of Directors" and "Management" in the Company's definitive Proxy Statement relating to its 1996 annual meeting of Shareholders and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item 11 is contained under the captions "Compensation of Executive Officers" and "Further Information Concerning the Board of Directors -- Compensation of Directors" and "Compensation Committee Report on Executive Compensation" in the Company's definitive Proxy Statement relating to its 1996 annual meeting of Shareholders and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item 12 is contained under the caption "Security Ownership of Directors,

Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement relating to its 1996 annual meeting of Shareholders and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item 13 is contained under the caption "Certain Transactions" in the Company's definitive Proxy Statement relating to its 1996 annual meeting of Shareholders and is hereby incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of the report:

(1)      FINANCIAL STATEMENTS.      The following financial statements of the
         Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                                        Page
                                                                     ---------
         Independent Auditors' Report...............................    F-2
         Consolidated Balance Sheets................................    F-3
         Consolidated Statements of Operations......................    F-4
         Consolidated Statements of Shareholders' Equity (Deficit)..    F-5
         Consolidated Statements of Cash Flows......................    F-6
         Notes to Consolidated Financial Statements.................    F-8

(2)      FINANCIAL STATEMENT SCHEDULES.     Financial Statement Schedules have
         been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) REPORTS ON FORM 8-K. The Registrant filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended March 31, 1996:

         The Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1996 reported under Item 2, concerning the acquisition of controlling interests in two partnerships, Casa Bonita Fullerton - LTD (dba Acacia Villa), a California limited partnership and Collwood Knolls, a California limited partnership.

         The Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 22, 1996 reported under Item 2, concerning the acquisition of Amber Park.

         The Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 8, 1996 reported under Items 5 and 7, concerning the Company's call for redemption of all of the $5 million outstanding Series A Convertible Redeemable Preferred Stock and exhibits thereto.

         The Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 1996 reported under Item 2, concerning the acquisition of Cardinal Retirement Village of Bedford.

         The Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 1996 reported under Item 2, concerning the lease of Cardinal Retirement Village of Columbus.

         The Company's current report on Form 8-K filed with the Securities and Exchange Commission on

         February 22, 1996 reported under Item 2, concerning the lease of Buena Vista Knolls.

         The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on March 1, 1996 reported under Item 7, concerning the Historical Summary of Gross Income and Direct Operating Expenses of Chateau San Juan for the years ended December 31, 1995, 1994 and 1993.

         The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on March 14, 1996 reported under Item 7, concerning the Audited balance sheets of Collwood Knolls, a California limited partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' deficit and cash flows for each of the years in the three year period ended December 31, 1995; the Audited balance sheets of Casa Bonita - Fullerton, LTD. (dba Acacia Villa), a California limited partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' deficit and cash flows for each of the years in the three year period ended December 31, 1995: and the Unaudited Proforma Combined Financial Statements of ARV Assisted Living, Inc. As of March 31, 1995 and the Unaudited Pro Forma Combined Statement of Operations for the year ended March 31, 1995 and the Unaudited Proforma Combined Statement of Operations for the nine months ended December 31, 1995 and the related notes thereon.

         The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on March 20, 1996 reported under Item 7, correcting the report filed on March 14, 1996 concerning the Audited balance sheets of Collwood Knolls, a California limited partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' deficit and cash flows for each of the years in the three year period ended December 31, 1995; the Audited balance sheets of Casa Bonita - Fullerton, LTD. (dba Acacia Villa), a California limited partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' deficit and cash flows for each of the years in the three year period ended December31, 1995: and the Unaudited Proforma Combined Financial Statements of ARV Assisted Living, Inc. as of March 31, 1995 and the Unaudited Pro Forma Combined Statement of Operations for the year ended March 31, 1995 and the Unaudited Proforma Combined Statement of Operations for the nine months ended December 31, 1995 and the related notes thereon.

         The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on March 20, 1996 reported under Item 7, concerning the Audited historical summary of gross income and direct operating expenses of Amber Park Retirement Community for the year ended December 31, 1995, a statement showing the estimated taxable operating results for Amber Park Retirement Community based on its most recent 12-month period and the Unaudited Pro Forma Combined Balance Sheet of ARV Assisted Living, Inc. as of December 31, 1995 Unaudited Pro Forma Combined Statement of Operations for the year ended March 31, 1995 and the Unaudited Proforma Combined Statement of Operations for the nine months ended December 31, 1995 and the related notes thereon.

         The Company's current report on Form 8-K filed with the Securities and Exchange Commission on March 20, 1996 reported under Items 2, 5 and 7, concerning the acquisition of Wyndham Lakes, the lease of Baypoint Village and the Company's announcement of its private placement offering of $50 million in Convertible Subordinated Notes due 2006. Exhibits to the report included an Audited historical summary of gross income and direct operating expenses of Wyndham Lakes for the year ended December 31, 1995, Audited historical summary of gross income and direct operating expenses of Baypoint Village for the year ended December 31, 1995, a statement showing the estimated taxable operating results for Wyndham Lakes and Baypoint Village based on their most recent 12-month period, the Unaudited Pro Forma Combined Balance Sheet of ARV Assisted Living, Inc. as of December 31, 1995 and the Unaudited Pro Forma Combined Statement of Operations for the year ended March 31, 1995 and the Unaudited Proforma Combined Statement of Operations for the nine months ended December 31, 1995 and the related notes thereon and a press release which discussed the Company's $50 million Convertible Subordinated Note Offering.

(C) EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into this report on Form 10-K:


       EXHIBIT
       NUMBER                     DESCRIPTION
       -------                    -----------
         3.1      Restated Articles of Incorporation of the Company,
                  incorporated by reference to Exhibit 3.3 of the Company's
                  Registration Statement on Form S-1(No. 33- 95712)

         3.2      Restated Bylaws of the Company, incorporated by reference to
                  Exhibit 3.4 of the Company's Registration Statement on Form
                  S-1(No. 33-95712)

         4.1.1+   Form of Subscription and Note Purchase Agreement between ARV
                  Housing Group, Inc. and the holders of Notes pursuant to which the Notes were subscribed

         4.1.2+   Form of Standby Trust Agreement between ARV between ARV
                  Housing Group and the holders of Notes and such Trustee or Trustees as may be appointed by the holders of Notes pursuant to the terms thereof

         4.1.3+ Form of Continuing Guarantee individually executed by each of Messrs. Davidson, Booty and Collins, relating to the rights of the holders of Notes

         4.2      Form of Indenture Agreement between ARV Assisted Living, Inc.
                  and the initial purchaser of the Company's $57.5 million, 6
                  3/4% Convertible Subordinated Notes due 2006

         10.1* Employment Agreement between the Company and Gary L. Davidson dated October 1, 1995

         10.2* Employment Agreement between the Company and John A. Booty dated October 1, 1995

         10.3* Employment Agreement between the Company and David P. Collins dated October 1, 1995

         10.4*    Intentionally omitted

         10.5*    Employment Agreement between the Company and Graham P.
                  Espley-Jones dated October 1, 1995

         10.6*    Indemnification Agreement between the Company and James M.
                  Peters dated November 30, 1995

         10.7*    Indemnification Agreement between the Company and R. Bruce
                  Andrews dated November 30, 1995

         10.8*    Indemnification Agreement between the Company and Maurice J.
                  DeWald dated November 30, 1995

         10.9*    Indemnification Agreement between the Company and John J.
                  Rydzewski dated November 30, 1995

         10.10*   Intentionally omitted

         10.11*   Indemnification Agreement between the Company and Graham P.
                  Espley-Jones dated October 17, 1995

         10.12*   Indemnification Agreement between the Company and David P.
                  Collins dated October 17, 1995

         10.13*   Indemnification Agreement between the Company and Gary L.
                  Davidson dated October 17, 1995

         10.14*   Indemnification Agreement between the Company and John A.
                  Booty dated October 17, 1995

         10.15*   Non-Qualified Stock Option Agreement between the Company and
                  James M. Peters dated November 30, 1995

         10.16*   Non-Qualified Stock Option Agreement between the Company and
                  R. Bruce Andrews dated November 30, 1995

         10.17*   Non-Qualified Stock Option Agreement between the Company and
                  Maurice J. DeWald dated November 30, 1995

         10.18*   Non-Qualified Stock Option Agreement between the Company and
                  John J. Rydzewski dated November 30, 1995

         10.19*   Standard Industrial/Commercial Single-Tenant Lease dated
                  December 1, 1993 between the Company and 245 A-2 Partnership,
                  L.P, incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1(No. 33- 95712)

         10.20    Office Lease dated December 21, 1989 between the Company and
                  C.F.G. Development Company, incorporated by reference to
                  Exhibit 10.8 of the Company's Registration Statement on Form
                  S-1(No. 33-95712)

         10.21    Office Lease dated November 1, 1988 between the Company and
                  Fischer Avenue Properties, incorporated by reference to
                  Exhibit 10.9 of the Company's Registration Statement on Form
                  S-1(No. 33-95712)

         10.22 Agreement of Purchase and Sale and Joint Escrow Instructions between Fischer Avenue Properties and ARV Housing Group, Inc.
                  dated April 6, 1995, incorporated by reference to Exhibit
                  10.10 of the Company's Registration Statement on Form S-1(No.
                  33-95712)

         10.23 Agreement of Purchase and Sale of Stock of LVP Services, Inc., dated June 30, 1995, incorporated by reference to Exhibit
                  10.11 of the Company's Registration Statement on Form S-1(No.
                  33-95712)

         10.24    Agreement of Purchase and Sale of Stock of ARV Mortgage, Inc.
                  To Red Hill Hunter Associates, Inc., incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on
                  Form S-1(No. 33-95712)

         10.25    Agreement of Purchase and Sale of Stock of Pacific
                  Demographics Corporation dated July 19, 1995 between the
                  Company and the Shareholders of Pacific Demographics
                  Corporation, incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1(No. 33-95712)

         10.26 Limited Partnership Agreement of 245 A-2 Partnership L.P., dated November 29, 1993, incorporated by reference to Exhibit
                  10.28 of the Company's Registration Statement on Form S-1(No.
                  33-95712)

         10.27 ARV Assisted Living, 1995 Incentive Stock Option Plan, effective October 15, 1995, incorporated by reference to
                  Exhibit 10.114 of the Company's Registration Statement on Form
                  S-1(No. 33-95712)

         10.28    Form of Common Stock Purchase Warrant (Series A Preferred
                  Stock Offering), incorporated by reference to Exhibit 10.115 of the Company's Registration Statement on Form S-1(No.
                  33-95712)

         10.29    Form of Common Stock Purchase Warrant (1999 Convertible
                  Subordinated Notes Offering), incorporated by reference to
                  Exhibit 10.116 of the Company's Registration Statement on Form
                  S-1(No. 33-95712)

         10.30 La Veranda Promissory Note dated October 20, 1995 for $2 million secured by deed of trust. On March 5, 1996, promissory note was assigned to Gary L. Davidson, John A. Booty, David P.
                  Collins and Graham P. Espley-Jones

         10.31    Operating agreement of Villas at the Ponds LLC dated August 8,
                  1995

         10.32    Operating agreement of Prospect Park Residence LLC dated
                  February 1996

         10.33 Imperial Bank commitment letter dated March 19, 1996 for $10 million

         10.34 Health Care REIT commitment letter dated June 6, 1996 for $60 million

         10.35    Bank United of Texas commitment letter dated June 24, 1996 for
                  $35 million

         11.1 Statement of the Company regarding computation of per share earnings

         21       Subsidiaries of the Company as of June 25, 1996

         23       Consent of KPMG Peat Marwick LLP

         27       Financial Data Schedule


+ Included as an exhibit by the same number in the Company's Registration Statement on Form S-1 (No. 33-95712) declared effective on October 17, 1995 and incorporated herein by reference.

* Included as an exhibit by the same number in the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended December 31, 1995 and incorporated herein by reference.

                                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                                   Index to Consolidated Financial Statements

                                                                                                        Page
                                                                                                        ----
Independent Auditors' Report                                                                            F-2

Consolidated Balance Sheets of ARV Assisted Living, Inc. and subsidiaries as of March 31,
    1996 and 1995                                                                                       F-3

Consolidated Statements of Operations of ARV Assisted Living, Inc. and subsidiaries for the
    years ended March 31, 1996, 1995 and 1994                                                           F-4

Consolidated Statements of Shareholders' Equity (Deficit) of ARV Assisted Living, Inc. and
     subsidiaries for the three years ended March 31, 1996, 1995  and 1994                              F-5

Consolidated Statements of Cash Flows of ARV Assisted Living, Inc. and subsidiaries for the
     years ended March 31, 1996, 1995 and 1994                                                          F-6

Notes to Consolidated Financial Statements of ARV Assisted Living, Inc. and subsidiaries                F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
ARV Assisted Living, Inc.:

We have audited the accompanying consolidated balance sheets of ARV Assisted Living, Inc. and subsidiaries as of March 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARV Assisted Living, Inc. and subsidiaries as of March 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996 in conformity with generally accepted accounting principles.


                                                  KPMG Peat Marwick LLP

Orange County, California
May 25, 1996

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             March 31, 1996 and 1995

                                                                                                          MARCH  31
                                                                                                 ---------------------------
                                             ASSETS                                                   1996           1995
                                                                                                 ------------    -----------
Cash and cash equivalents                                                                        $  7,454,238        774,568
Fees receivable and other amounts due from affiliates (note 6)                                        922,125        810,791
Deferred project costs                                                                              1,007,780      2,280,632
Investments in real estate held for sale (note 1)                                                   6,807,141           --
Other assets                                                                                        1,496,821        310,979
                                                                                                 ------------    -----------

           Total current assets                                                                    17,688,105      4,176,970
                                                                                                 ------------    -----------

Restricted cash (note 1)                                                                            4,914,764           --
Property, furniture and equipment (note 1)                                                         47,233,885      5,845,101
Notes receivable from affiliates, less allowance for doubtful accounts of $65,000 and $550,000
    at March 31, 1996 and 1995, respectively (note 6)                                                 274,566      1,290,911
Deferred tax asset (note 5)                                                                         2,043,521      2,044,088
Other noncurrent assets (notes 1, 2 and 9)                                                          5,247,690      2,041,894
                                                                                                 ------------    -----------

                                                                                                 $ 77,402,531     15,398,964
                                                                                                 ============    ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued liabilities                                                         $  4,199,780      2,087,759
Deferred revenue, current portion (note 11)                                                            45,752         41,585
Owner equity contributions payable (note 11)                                                           10,000        767,000
Notes payable, current portion (note 3)                                                             3,306,592      4,863,216
Notes payable and other amounts due to affiliates (note 6)                                            111,809      1,076,970
                                                                                                 ------------    -----------
           Total current liabilities                                                                7,673,933      8,836,530
                                                                                                 ------------    -----------
Deferred revenue, less current portion (note 11)                                                    1,327,288      2,102,937
Notes payable, less current portion (note 3)                                                       24,813,661      3,212,700
Losses in excess of investments in partnerships (note 2)                                                 --          197,233
                                                                                                 ------------    -----------
                                                                                                   33,814,882     14,349,400
                                                                                                 ------------    -----------

Minority interest in joint venture (note 1)                                                         1,283,017           --
Series A Preferred stock, convertible and redeemable.  Stated and liquidation value $2.50;
    authorized and outstanding  1,028,095 and 2,000,000 shares at March 31, 1996 and 1995,
    respectively (notes 8 and 14)                                                                   2,357,475      4,585,537
Shareholders' equity (deficit) (notes 7, 13 and 14):
    Common stock, no par value.  Authorized 100,000,000 shares; issued and outstanding
      8,308,142 and 5,097,892 shares at March 31, 1996 and 1995, respectively                      47,547,798      3,009,384
    Less receivable from ESOP                                                                            --         (261,605)
    Accumulated deficit                                                                            (7,600,641)    (6,283,752)
                                                                                                 ------------    -----------

           Total shareholders' equity (deficit)                                                    39,947,157     (3,535,973)
                                                                                                 ------------    -----------

Commitments and contingent liabilities (notes 6, 9 and 10)
Subsequent events (notes 8 and 14)
                                                                                                 ------------    -----------
                                                                                                 $ 77,402,531     15,398,964
                                                                                                 ============    ===========

See accompanying notes to consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended March 31, 1996, 1995 and 1994

                                                                    YEARS ENDED MARCH 31
                                                     -------------------------------------------------
                                                          1996               1995              1994
                                                     ------------       ------------       -----------
Revenue (note 6):
    Assisted living facility revenue                 $ 25,478,750          4,837,535              --
    Management fees                                     2,822,275          3,463,226         3,491,671
    Development fees                                    1,499,761            701,503              --
    Interest income                                     1,070,384            211,330           103,897
    Other income                                        2,191,780            476,443           904,310
                                                     ------------        -----------        ----------

           Total revenue                               33,062,950          9,690,037         4,499,878

Expenses:
    Assisted living facility operating expense         16,394,646          3,200,555              --
    Assisted living facility lease expense              6,643,759            814,062              --
    Employee benefit plan contributions                      --              811,254            75,900
    General and administrative                          7,644,611          7,453,061         5,689,040
    Depreciation and amortization                       1,031,270            319,952            92,372
    Discontinued project costs and accounts
      receivable written-off                              394,627          1,464,685           441,012
    Interest (notes 3 and 6)                            1,544,308            354,135           102,856
                                                     ------------        -----------        ----------

           Total expenses                              33,653,221         14,417,704         6,401,180
                                                     ------------        -----------        ----------

           Loss before income tax expense                (590,271)        (4,727,667)       (1,901,302)

Income tax expense (benefit) (note 5)                     375,207         (1,729,139)         (248,226)
                                                     ------------        -----------        ----------

           Net loss                                  $   (965,478)        (2,998,528)       (1,653,076)
                                                     ============        ===========        ==========

Net loss per common share  (note 13)                 $       (.21)              (.69)             (.34)
                                                     ============        ===========        ==========


See accompanying notes to consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

            Consolidated Statements of Shareholders' Equity (Deficit)

                          March 31, 1996, 1995 and 1994

                                                  COMMON STOCK                   RECEIVABLE
                                         -------------------------------            FROM       (ACCUMULATED)
                                            SHARES              AMOUNT              ESOP         (DEFICIT)            TOTAL
                                         -----------        ------------       --------------  -------------      -----------
Balance at March 31, 1993                 10,251,555        $  1,409,384        (284,362)       (1,194,966)           (69,944)
Reverse stock split, 1 for 2              (5,125,778)               --              --                --                 --
Retirement of stock (note 7)                (328,947)               --              --                --                 --
Preferred stock dividends declared              --                  --              --             (39,613)           (39,613)
Common stock issued to ESOP                   41,118             250,000         (88,105)             --              161,895
Collection of ESOP receivable                   --                  --           284,362              --              284,362
Net loss                                        --                  --              --          (1,653,076)        (1,653,076)
                                         -----------        ------------        --------        ----------        -----------

Balance at March 31, 1994                  4,837,948           1,659,384         (88,105)       (2,887,655)        (1,316,376)
Collection of ESOP receivable                   --                  --            88,105              --               88,105
Preferred stock dividends declared              --                  --              --            (397,569)          (397,569)
Common stock issued to ESOP                  259,944           1,350,000        (261,605)             --            1,088,395
Net loss                                        --                  --              --          (2,998,528)        (2,998,528)
                                         -----------        ------------        --------        ----------        -----------

Balance at March 31, 1995                  5,097,892           3,009,384        (261,605)       (6,283,752)        (3,535,973)
Issuance of Common Stock (IPO),
  net of issuance costs of $4,893,061      3,384,078          42,661,335            --                --           42,661,335
Collection of ESOP receivable                   --                  --           261,605              --              261,605
Preferred stock dividends declared              --                  --              --            (351,411)          (351,411)
Repurchase and retirement of
  common stock                              (493,492)           (350,983)           --                --             (350,983)
Preferred stock conversion (note 8)          319,664           2,228,062            --                --            2,228,062
Net loss                                        --                  --              --            (965,478)          (965,478)
                                         -----------        ------------        --------        ----------        -----------

Balance at March 31, 1996                  8,308,142        $ 47,547,798            --          (7,600,641)        39,947,157
                                         ===========        ============        ========        ==========        ===========


See accompanying notes to consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended March 31, 1996, 1995 and 1994

                                                                                               YEARS ENDED MARCH 31
                                                                                -------------------------------------------------
                                                                                     1996              1995              1994
                                                                                --------------    --------------     ------------
Cash flows provided by (used in) operating activities:
      Net loss                                                                  $   (965,478)       (2,998,528)       (1,653,076)
      Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
          Depreciation and amortization                                            1,031,270           319,952            92,372
          Provision for doubtful accounts                                               --             200,000           200,000
          Other                                                                      (95,056)          (28,474)             --
          Changes in assets and liabilities:
            (Increase) decrease in:
               Fees receivable and other amounts due from affiliates                 904,855          (118,631)          822,006
               Deferred tax asset                                                        567        (1,776,517)         (364,203)
               Other assets                                                       (1,087,439)          192,618          (451,469)
            Increase (decrease) in:
               Accounts payable and accrued liabilities                            2,160,610         1,363,033           (17,829)
               Deferred revenue                                                     (771,482)        1,522,982           135,419
               Owner equity contributions payable                                   (757,000)       (1,194,893)        1,961,893
               Due to affiliates                                                    (965,161)          (19,812)         (415,491)
                                                                                ------------        ----------        ----------
                      Net cash provided by (used in)
                         operating activities                                       (544,314)       (2,538,270)          309,622
                                                                                ------------        ----------        ----------

Cash flows provided by (used in) investing activities:
    Increase in notes receivable                                                        --            (806,421)         (439,109)
    (Increase) decrease in deferred project costs                                  1,272,852           495,895        (2,776,527)
    Increase in investments in real estate held for sale                          (6,807,141)             --                --
    Additions to property, furniture and equipment                               (45,746,500)         (537,116)         (330,336)
    Increase in leased property security deposits                                   (559,396)       (1,346,096)             --
    Increase in restricted cash                                                   (4,914,764)             --                --
    Purchase of California Retirement Inn - Placentia limited partnership
      interests, net of cash acquired                                                   --             (69,912)             --
    Proceeds from sale of California Retirement Inn - Placentia                    5,082,795              --                --
    Purchase of subsidiaries                                                        (155,728)             --                --
    Purchase of limited partnership interests                                     (1,638,339)          (26,918)             --
    Other                                                                           (442,234)           21,654             8,603
                                                                                ------------        ----------        ----------

                      Net cash provided by (used in)
                         investing activities                                    (53,908,455)       (2,268,914)       (3,537,369)
                                                                                ------------        ----------        ----------

                                   (Continued)

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                                                                                                  YEARS ENDED MARCH 31
                                                                                  --------------------------------------------------
                                                                                       1996               1995               1994
                                                                                  ------------        ------------      -----------
Cash flows from financing activities:
    Issuance of common stock, net of issuance costs                               $ 42,661,335               --                --
    Common stock purchased by ESOP                                                     261,605          1,176,500           446,257
    Issuance of preferred stock, net of issuance costs                                    --              616,993         3,968,544
    Borrowings under notes payable                                                  14,475,167            737,888           655,000
    Repayments of notes payable                                                     (6,139,830)        (1,560,833)         (606,745)
    Borrowings under notes payable to affiliates                                          --              750,000           648,000
    Repayments of notes payable to affiliates                                             --             (595,000)          (60,000)
    Issuance of convertible subordinated notes, net of issuance costs               10,762,145          2,677,289              --
    Repurchase of convertible subordinated notes                                      (137,000)              --                --
    Repurchase of common stock                                                        (350,983)              --                --
    Preferred stock dividends paid                                                    (400,000)          (337,183)             --
                                                                                  ------------        -----------        ----------

                      Net cash provided by (used in)
                         financing activities                                       61,132,439          3,465,654         5,051,056
                                                                                  ------------        -----------        ----------

                      Net increase (decrease) in cash and cash equivalents           6,679,670         (1,341,530)        1,823,309



Cash and cash equivalents at beginning of period                                       774,568          2,116,098           292,789
                                                                                  ------------        -----------        ----------
Cash and cash equivalents at end of period                                        $  7,454,238            774,568         2,116,098
                                                                                  ============        ===========        ==========

Supplemental schedule of cash flow information: Cash paid during the year for:
      Interest                                                                    $  1,183,203            314,135            91,275
      Income taxes                                                                     128,223             68,312             6,500
                                                                                  ============        ===========        ==========

Supplemental schedule of noncash investing and financing activities:
    Minority interests in joint venture                                           $  1,283,017               --                --
    Purchase of building                                                             9,350,000         14,450,000              --
    Sale of building, net of closing costs                                           9,400,000         14,945,000              --
    Debt assumed in conjunction with purchase of building                              350,000               --                --
    Note receivable from ESOP for purchase of common stock                                --              261,605            88,105
    Preferred stock dividends declared                                                  51,411            100,000            39,613
    Conversion of preferred stock to common stock                                    2,228,062               --                --
    Fair value of assets acquired in the purchase of California Retirement Inn
      - Placentia                                                                         --            5,100,000              --
    Liabilities assumed in acquisitions                                                   --            5,026,333              --
                                                                                  ============        ===========        ==========


See accompanying notes to consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          March 31, 1996, 1995 and 1994


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       ARV Assisted Living, Inc. (the Company) owns, operates, acquires and develops assisted living facilities that provide housing to senior citizens, some of whom require assistance with the activities of daily living such as bathing, dressing and grooming. The Company is also involved in the development and management of senior apartment communities and affordable senior and multifamily apartment communities that qualify for low income housing tax credits in its capacity as general partner in limited partnerships which operate such facilities.

       At March 31, 1996, the Company operated 36 assisted living facilities including six which are owned by the Company, 17 which the Company operates pursuant to long-term operating leases and 13 in which the Company serves as the general partner of the owner partnership (see note
       6). The Company also managed 17 senior apartment communities and affordable senior and multifamily apartment communities and is developing five additional multifamily apartment communities for limited partnerships in which the Company serves as the general partner.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Entities in which the Company has controlling interests have been consolidated into the financial statements including presentation of the minority interest not controlled by the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

On September 30, 1994, the Company acquired a 51% controlling interest in California Retirement Inn - Placentia, a California limited partnership, which owns and operates an assisted living facility. This acquisition was accounted for under the purchase method. The Company acquired its interest in the Partnership for its estimated fair market value of approximately $86,000 and recorded the assets and liabilities acquired at their fair market value. No goodwill was recognized. No income or loss was allocated to the minority partners because they had no obligation to fund accumulated losses. During May 1995, the Partnership sold its assisted living facility to a health care real estate investment trust and the Company then leased back the facility.

On December 29, 1995, the Company acquired an 89.5% controlling interest in Casa Bonita Fullerton, a California limited partnership, which owns and operates an assisted living facility. This acquisition was accounted for under the purchase method. The Company acquired its interest in the Partnership in exchange for contributing $1,500,000 to the Partnership, of which $667,651 was paid at March 31, 1996. Furthermore, the Company committed to loan the Partnership additional sums up to $1,000,000 as necessary to restructure existing financing, to be repaid with interest at a rate of 9% per annum. The Company recorded the acquisition at cost and recorded the assets and liabilities of the Partnership at their fair market value. No goodwill was recognized. No loss is allocated to the minority partners because they had no obligation to fund accumulated losses.

As of March 31, 1996, the Company owned 80.2% of the limited partnership interests of Collwood Knolls, a California Limited Partnership. This acquisition was accounted for under the purchase method. The Company recorded the acquisition at cost of $2,306,422 and recorded the assets and liabilities of the Partnership at their fair market value. No goodwill was recognized. No loss is allocated to the minority partners because they have no obligation to fund accumulated losses.

During the year ended March 31, 1996, the company acquired 50% ownership interests in two limited liability companies known as Waterside Villas, LLC (formerly known as Villas at the Ponds, LLC) and Prospect Park Residences, LLC and these acquisitions were accounted for under the purchase method. Due to its control of these entities, the Company accounts for its investment in each of these entities on a consolidated basis and reflects that portion of the entities not owned by the Company as a minority interest.

Pro forma results of operations have not been presented because the effects of the aforementioned acquisitions were not significant.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVESTMENT IN REAL ESTATE HELD FOR SALE

Investment in real estate held for sale includes costs related to projects expected to be sold within one year, at the lower of cost or market.

PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

              Buildings and improvements                     27.5-35 years
              Furniture, fixtures and equipment              3-7 years

       Property, furniture and equipment consisted of the following:


                                                MARCH 31           MARCH 31
                                                  1996               1995
                                             --------------       -----------

      Land                                    $  9,913,216         1,137,120
      Construction in progress                     243,186              --
      Buildings and improvements                34,211,550         4,061,512
      Furniture, fixtures and equipment          4,001,505         1,285,979
                                              ------------        ----------
                                                48,369,457         6,484,611
      Accumulated depreciation                  (1,135,572)         (639,510)
                                              ------------        ----------

                                              $ 47,233,885         5,485,101
                                              ============        ==========

       EARNINGS (LOSS) PER SHARE

       Net earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period, including the effect of common share equivalents unless antidilutive. Common share equivalents are comprised of the dilutive effect of outstanding stock options.

       The loss per common share is based upon the following weighted average shares outstanding, as adjusted for the authorized reverse stock split:
       6,245,903, 4,903,065 and 5,113,273 for the years ending March 31, 1996,
       1995 and 1994, respectively. The computation of loss per common share gives effect to the preferred stock dividends in the fiscal years ended March 31, 1996, 1995 and 1994.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

REVENUE RECOGNITION

The Company recognizes rental and assisted living services revenue from owned and leased facilities. The Company receives fees for property management and partnership administration services from managed facilities. The Company also receives wholesaling commissions for the sale of limited partnership interests, acquisition fees for the selection, development and purchase of partnership properties, commissions on the sale of partnership properties and certain other fees as specified in the partnership agreements. Fees are recognized when earned.

REVENUE RECOGNITION - TAX CREDIT PROGRAM PARTNERSHIPS

The Company is the general partner in various tax credit partnerships. These partnerships are generally in the start-up phase and the Company provides services related to the purchase, development, construction and, later, management of the projects. Fees earned for services provided are reduced by amounts that the general partner is required to advance to the tax credit partnerships, such as Owner Equity Contributions (OEC), as defined in the partnership agreements, plus any presumed operating support requirements. Fees are recognized when there is reasonable assurance that future rent receipts will cover operating expenses and debt service, including payments due the Company under the terms of the transaction.

ASSISTED LIVING FACILITY SALE-LEASEBACK TRANSACTIONS

Gains are deferred and amortized into income over the life of the lease.

DEFERRED PROJECT COSTS

Deferred project costs include land acquisition, legal and architectural fees, feasibility study costs and other direct costs associated with new assisted living facility development or acquisition or formation of the tax credit partnerships. Deferred project costs are capitalized upon the successful acquisition of an assisted living facility or site. If a project is discontinued, any deferred project costs are expensed. Deferred project costs at March 31, 1996 are expected to be recovered by March 31, 1997 as the related projects are expected to be completed by then.

OTHER NONCURRENT ASSETS

Other noncurrent assets consist primarily of lease security deposits ($1,905,000 and $1,346,000 at March 31, 1996 and 1995, respectively) pursuant to assisted living facility leases and convertible subordinated notes issuance costs ($1,338,000 and $502,000 at March 31, 1996 and 1995, respectively). Convertible subordinated notes issuance costs are amortized over the life of the notes.

INVESTMENTS IN PARTNERSHIPS

The Company accounts for its investments in partnerships using the equity method.

INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (Statement No. 109) , "Accounting for Income Taxes," effective for years beginning after December 15, 1992. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted Statement No. 109 as of April 1, 1993 on a prospective basis.

RESTRICTED CASH

Restricted cash represents cash held as collateral for letters of credit issued to the lessor in lieu of security deposits.

NOTES RECEIVABLE VALUATION ALLOWANCE

The Company has established a valuation allowance for three notes receivable from affiliates. In each case the property owned by each affiliate has sufficient value, based on appraisals, to satisfy all obligations of the affiliate including amounts owed to the Company. The valuation allowance reflects the uncertainty inherent in the appraisal process, the timing and amount of future principal payments and the related property's inability to generate sufficient cash flow to meet current operating needs and service the notes.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires the Company to adopt the provisions of the new statement no later that fiscal 1997. SFAS 121 requires an impairment loss to be recorded as a reduction to operating income if the sum of the expected undiscounted cash flows derived from an asset is less that the asset's carrying value. The Company plans to adopt SFAS 121 in fiscal 1997 without any material impact on the consolidated financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." This pronouncement establishes the accounting and reporting standards for stock-based employee compensation plans, including stock purchase plans, stock options and stock appreciation rights. This new standard defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. Companies may elect to adopt this standard or to continue accounting for these types of equity instruments under current guidance, APB Opinion No. 25, "Accounting for Stock Issued to Employees." Companies which elect to continue using the rules of APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if this new statement had been applied. This new standard is required for fiscal years beginning after December 15, 1995. The Company anticipates that it will continue to use the rules of APB Opinion No. 25 and make the pro forma disclosures required under the new standard.

RECLASSIFICATIONS

Certain 1995 and 1994 amounts have been reclassified to conform to 1996 presentation.

 (2)   INVESTMENTS IN PARTNERSHIPS

       The Company is general partner in five limited partnerships which operate assisted living facilities (ownership interests range from less than 1% to 89.5% and in 17 tax credit partnerships that operate apartment facilities (ownership interests range up to 1%). The Company is also the general partner in five tax credit partnerships that are in various stages of development (ownership interests range up to 1%). Under the terms of the limited partnership agreements, profits and losses are allocated to the general and limited partners in specified ratios, and the Company generally has unlimited liability for obligations of partnerships in which it is the general partner.

(3)    NOTES PAYABLE

                                                           MARCH 31
                                                  -------------------------
                                                      1996           1995
                                                  -----------     ---------
Convertible subordinated notes due December
    31, 1999 with interest at 10%. The notes
    require monthly payments of interest and
    are convertible to common stock at $12.16
    per share (subsequent to the 3.04 to 1
    reverse stock split) The notes, offered
    in a maximum amount of $15,000,000, may
    be called by the Company at declining
    premiums starting at 110% of the
    principal amount; and are guaranteed by
    certain majority shareholders of the
    Company (see note 14)                         $14,888,000     3,179,000

$375,000, non-revolving line of credit,
    unsecured, bearing interest at the bank's
    prime rate plus 2.5%; all unpaid interest
    and principal due March 31, 1997;
    guaranteed by certain majority
    shareholders of the Company; repaid
    October 1995                                         --         342,539

Note payable to bank, bearing interest at the
    11th district cost of funds plus 2.75%,
    adjusted in February and August, with the
    rate never less than 9.5% nor greater
    than 14.75%; repaid May 26, 1995                     --       4,219,351

Note payable to bank, bearing interest at the
    bank's prime rate plus 2.25%; repaid
    May 26, 1995                                         --         243,000

Notes payable, bearing interest at fixed
    rates between 9.5% and 12%, payable in
    monthly installments of principal and
    interest totaling $95,056, secured by
    property, maturities ranging from October
    1996 through March 2006                        11,824,125          --

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                                                                      MARCH 31
                                                               ----------------------
                                                                   1996        1995
                                                               -----------  ---------
Notes payable, bearing interest at floating rates between
  prime (8.25% at March 31, 1996) plus 1.5% and prime plus
  2.25%, payable in monthly installments of principal and
  interest totaling $11,608, secured by an assisted living
  facility and the Company's corporate headquarters,
  maturities range from September 1996 to March 1997           $   381,502       --

Note payable, bearing interest at fixed and floating rates
  between 8% and prime (8.25% at March 31, 1996) plus 1.5%,
  payable in monthly interest installments of $5,510, secured by assisted living facility sites, maturities in August and
  September 1996                                                   735,197       --

Other-primarily capitalized equipment leases                       291,429     92,026
                                                               -----------  ---------
                                                                28,120,253  8,075,916
Less amounts currently payable                                   3,306,592  4,863,216
                                                               -----------  ---------

                                                               $24,813,661  3,212,700
                                                               ===========  =========

      The future annual principal payments of the notes payable at March 31, 1996 are as follows:

                1997                       $ 3,306,592
                1998                         3,935,514
                1999                        15,788,134
                2000                            72,943
                2001                            17,070
                Thereafter                   5,000,000
                                           -----------
                                           $28,120,253
                                           ===========



(4)   EMPLOYEE STOCK OWNERSHIP PLAN

      The Company has an Employee Stock Ownership Plan (ESOP) which covers all employees of the Company. Contributions to the ESOP are made at the discretion of the Company's Board of Directors.

      ESOP contributions of $1,350,000 and $250,000 during the years ended March 31, 1995 and 1994 respectively, were utilized by the ESOP to purchase 790,229 and 125,000 shares, respectively, of the Company's common stock. For the year ended March 31, 1996, no contributions were made to the ESOP by the Company. The Company's compensation expense related to these contributions for the years ended March 31, 1995 and 1994 amounted to $811,254 and $75,900, respectively. Retirement expense paid by affiliated partnerships for the years ended March 31, 1995 and 1994 were $471,000 and $202,500, respectively.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

(5)   INCOME TAXES

      The provision for income tax expense (benefit) consists of the following for the years ended March 31, 1996, 1995 and 1994:

                                     YEARS ENDED MARCH 31
                              --------------------------------
                                1996         1995       1994
                              --------------------------------
Current:
    Federal                   $293,453       36,401      6,882
    State                       81,187       10,978      2,150
                              --------   ----------   --------

           Total               374,640       47,379      9,032
                              --------   ----------   --------

Deferred:
    Federal                        553   (1,396,522)  (195,104)
    State                           14     (379,996)   (62,154)
                              --------   ----------   --------
                                   567   (1,776,518)  (257,258)
                              --------   ----------   --------

           Total              $375,207   (1,729,139)  (248,226)
                              ========   ==========   ========

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

A reconciliation of income tax expense (benefit) at the federal statutory rate of 34% to the Company's provision for income taxes is as follows:

                                               YEARS ENDED MARCH 31
                                          -----------------------------------
                                            1996         1995         1994
                                          --------     ---------    ---------
Income tax benefit at statutory rate      $(200,692)   (1,607,407)   (646,443)
State income tax expense (benefit), net
    of Federal income tax benefit            53,583      (438,751)   (103,849)
Elimination of pre-acquisition losses of
    acquired companies                       25,729          --       283,151
Change in valuation allowance               422,944       300,000     187,452
Other                                        73,643        17,019      31,463
                                          ---------    ----------    --------
         Total income tax
            expense (benefit)             $ 375,207    (1,729,139)   (248,226)
                                          =========    ==========    ========

Temporary differences giving rise to a significant amount of deferred tax assets and liabilities at March 31, 1996 and 1995 are as follows:

                                                                  MARCH 31
                                                         ------------------------
                                                             1996         1995
                                                         -----------   ----------
Deferred tax assets:
    Unamortized cumulative adjustment for change in tax
      accounting  method                                 $      --         68,707
    Deferred gain on sale                                    169,007      189,990
    Allowance for doubtful accounts                             --        233,200
    Deferred tax credit partnership fees                   1,145,031    1,066,330
    Owner equity contributions                             2,012,984    1,453,810
    Other partnership income                                 164,094         --
    Other                                                    372,800      419,827
                                                         -----------   ----------

           Gross deferred tax asset                        3,863,916    3,431,864

Less valuation allowance                                  (1,685,014)  (1,262,070)
Deferred tax liabilities--
    Other                                                   (135,381)    (125,706)
                                                         -----------   ----------

           Net deferred tax asset                        $ 2,043,521    2,044,088
                                                         ===========   ==========

Based on the Company's current and expected pre-tax earnings, management believes it is more likely than not that the Company will realize certain of the benefits of the existing deferred tax assets as of March 31, 1996 and 1995. Approximately $2,000,000 and $1,500,000 of the

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES deferred tax assets at March 31, 1996 and 1995, respectively, result from income that has been recognized for federal income tax purposes in advance of recognition for financial reporting purposes.

      Recognition of the remaining balances will require generation of future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded net tax benefits.

(6)   RELATED PARTY TRANSACTIONS

      The results of the Company and its subsidiaries are substantially affected by transactions and agreements with related parties.

      Fees receivable from affiliates of $361,506 and $286,546 at March 31,1996 and 1995, respectively, consists of receivables related to management services rendered by the Company. Related management fees received from affiliates total $2,766,444, $3,273,202, and $3,012,718 during the periods ended March 31, 1996, 1995, and 1994, respectively.

      Notes receivable from affiliates of $339,566 and $1,840,911 at March 31, 1996 and 1995, respectively, bear interest at 10% and are due on demand. Amounts have been advanced to two partnerships, one for which the Company serves as the general partner and one for which the Company's principal shareholders serve as the general partner. Advances to partnerships include amounts to fund operating cash deficiencies.

      Other amounts due from affiliates of $560,619 and $524,245 at March 31, 1996 and 1995, respectively, consist of non-interest bearing expense advances and working capital loans made to various partnerships. Amounts due from affiliates are generally expected to be repaid in subsequent years with cash from operations or from bank financing obtained by the affiliates.

      At March 31, 1996, and 1995, the Company had demand notes payable bearing interest at 10% to various shareholders and their affiliates aggregating $0 and $743,000, respectively. Other amounts due to affiliates are non-interest bearing.

      During the years ended March 31, 1996, 1995 and 1994, $0, $621,000 and $655,000 in consulting fees, respectively were earned by certain shareholders of the Company, who are also general partners in several limited partnerships. Additionally, approximately $0, $53,000 and $90,000 of legal fees incurred during the periods ending March 31, 1996, 1995 and 1994, respectively, were paid to certain shareholders of the Company.

      The Company pays certain expenses such as repair and maintenance, supplies, payroll and retirement benefit expenses on behalf of affiliated Partnerships and is subsequently reimbursed by the Partnerships. During the periods ended March 31, 1996, 1995 and 1994, respectively, the expenses incurred on behalf of affiliates and the related reimbursements from these affiliates amounted to approximately $19,994,000, $16,129,000 and $14,595,000, respectively. The Company accounts for these reimbursements as a reduction of the related expenses.

      The Company leases office space under operating leases from affiliated entities. During the year ended March 31, 1996, the leases were amended to provide for a three year term. Previously, the leases were on a month-to-month basis. Total rental expense for the years ended March 31, 1996, 1995 and 1994 was $161,000, $215,000 and $209,000, respectively.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

      In May 1995, the Company purchased from an affiliated entity one of the offices that it occupies for $610,545. Debt assumed in the transaction was $530,545, prior to a principal payment of $180,545. The balance of the purchase price was paid in cash. The remaining $350,000 obligation is due in two years and requires monthly principal and interest payments based on a ten year amortization schedule.

      In June 1995, the Company's principal shareholders sold LVP Inc. to the Company for $54,720. LVP, formed in 1993, provides laundry and vending equipment leasing services to apartment projects.

      In July 1995, the Company's principal shareholders sold Pacific Demographics Inc. to the Company for $100,000 in cash and 20% of deferred development fees to the extent received by Pacific Demographics up to a maximum amount of $850,000. Pacific Demographics provided, since its formation in August 1994, certain development services for tax credit partnerships. As a result of its acquisition of Pacific Demographics, the Company recognized approximately $9 million of development fees for federal and state income tax purposes in its current fiscal year which would have otherwise been taxable in future years. Although the Company will receive cash payments for some of these fees, a substantial portion of the fees will not be received until future years. Consistent with the Company's strategy to de-emphasize the federal tax credit program, and in order to mitigate the tax and cash flow implications of the foregoing, the Company has developed and implemented certain tax planning strategies to reduce the current year tax liability to a minimal amount. The current tax provision reflects the effective implementation of these strategies. These strategies included the disposition of the future receivables which resulted from the income recognized. The receivables were sold for a combination of cash and a participation in future collections, if any, of the receivables being sold. These strategies will result in revenue being recognized in future years when and if cash payments are received. During March 1996, $5.2 million of future receivables, were sold to former employees of the Company, at their estimated future realizable value in exchange for $191,000 in cash and notes receivable of $1.4 million.

      In June 1995, the Company purchased an aggregate 18.6% limited partner interests in a limited partnership for which it serves as the general partner for $469,000. Subsequently, the Company purchased an additional 19.0% for $953,833.

      In September 1995, a partnership, for which the Company is the General Partner, obtained the limited partners' approval to sell its assisted living facilities to an unrelated third party. The sales were consummated on October 15, 1995, and the Company simultaneously entered into leases for these facilities.

      In December 1995, a partnership, for which the Company is the General Partner, obtained the limited partners' approval to sell is assisted living facility to an unrelated third party. The sale was consummated on December 18, 1995, and the Company simultaneously entered into a lease for the facility.

      In February 1996, a partnership, for which the Company is the General Partner, obtained the limited partners' approval to sell is assisted living facility to an unrelated third party. The sale was consummated on February 8, 1996, and the Company simultaneously entered into a lease for the facility.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

      The Company is the general partner of Fullerton Equities, Limited, a California limited partnership (Fullerton). The Company had loaned Fullerton in excess of $1.1 million, $1.0 million of which was secured by a deed of trust. On January 3, 1996, Fullerton sold its sole physical asset, an assisted living and Alzheimer facility, to an unrelated third party and took back a $2.0 million note secured by a deed of trust which wrapped the Company's deed of trust. Gary L. Davidson, John A. Booty, David P. Collins and Graham P. Espley-Jones (Executive Officers of the Company), as tenants-in-common, purchased the $2.0 million note from Fullerton for full value on March 6, 1996, which enabled Fullerton to pay off all of its secured indebtedness and a portion of the unsecured debt to the Company. It is anticipated that Fullerton will be dissolved in calendar 1996.

(7)   SHAREHOLDERS' EQUITY

      COMMON STOCK

      In February 1994, the Company entered into a separation agreement with an employee shareholder whereby he relinquished any and all rights to the 328,947 shares of the Company's common stock he owned. The Company paid no money to the former employee for the common stock and retired the shares.

      During the year ended March 31, 1996, the Company repurchased and retired 493,492 shares of its common stock from certain shareholders and three former employee shareholders for approximately $351,000.

      WARRANTS

      At March 31, 1996 and 1995, the Company had outstanding warrants issued in connection with its Series A Preferred Stock which give the holders the option to purchase approximately 54,197 shares of common stock at $7.60 per share. These warrants are exercisable at any time at the option of the holder within three years of the date of issuance, the latest of which was August 1, 1994. At March 31, 1996, the Company had outstanding warrants issued to selling brokerage firms in connection with its convertible subordinated notes which give the holders the option to purchase an aggregate maximum of 115,304 shares of common stock at $12.16 per share. These warrants are exercisable at any time at the option of the holder within three years of the date of issuance, the latest of which was July 31, 1995. None of the warrants have been exercised.

      STOCK OPTIONS

      Effective October 1, 1995, the Company adopted the 1995 Stock Option and Incentive Plan of ARV Assisted Living, Inc. (the Plan) for the benefit of its eligible employees, consultants and directors. The Plan consists of two plans, one for the benefit of key employees and consultants and one for the benefit of non-employee directors. The Company has reserved 1,155,666 shares for issuance under the Plan. As of March 31, 1996, a total of 847,245 options had been granted by the Company with exercise prices ranging from $10.00 to $15.40 per share. Options granted under the Plan vest over periods ranging from three to five years from the date of the grant. During the year ended March 31, 1996, none of the options were eligible for exercise.

      A summary of stock options at March 31, 1996 is as follows:

                                           SHARES          SHARES UNDER
                                        AVAILABLE FOR       OUTSTANDING          PRICE PER
                                            GRANT             OPTIONS              SHARE
                                        -------------       -----------          ---------
      Authorization of shares            1,155,666                 --                   --
      Options granted                     (790,782)           790,782           $10.00-15.40
      Options canceled                      78,618            (78,618)              14.00
                                         ---------           --------           ------------

      Balances at March 31, 1996           443,503            712,164           $10.00-15.40
                                         =========           ========           ============


(8)   REDEEMABLE PREFERRED STOCK

      The Series A 8% cumulative, convertible and redeemable preferred stock is: convertible at any time, unless previously redeemed, at the option of the holder, in whole or in part, into one share of common stock; redeemable, at the option of the holder, any time after December 31, 1998 for $7.60 per share, as adjusted for the 3.04 to 1 reverse stock split (see note
      13) plus accrued dividends.

      As of February 7, 1996, the Company exercised its right to redeem all outstanding shares of the Series A 8% Convertible Redeemable Preferred Stock on May 9, 1996. Preferred shareholders have the option of converting their Preferred Stock into Common Stock at any time prior to

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

      April 29, 1996. At March 31, 1996, approximately 48.6% of the shareholders converted their Preferred Stock into 319,664 shares of Common Stock. Subsequent to March 31, 1996, the balance of the shareholders converted their Preferred Stock into 338,141 shares of Common Stock.


(9)   ASSISTED LIVING FACILITY LEASES

      At March 31, 1996 the Company leased 17 assisted living facilities. On February 23, 1995, the Company acquired the leasehold interest to an assisted living facility. The initial lease term ends February 28, 2007 and has three renewal options of ten years each.

      The Company purchased, sold and leased-back two assisted living facilities during the year ended March 31, 1995. The sales agreement for one of these facilities permits the Company to receive additional sales proceeds of $750,000 on or before April 27, 2001 if that facility's net income meets certain specified levels for two consecutive years. If the Company receives additional proceeds, annual rents for the initial lease term will increase by an additional $74,064. The initial lease term of each these leases is 12 years and have three renewal options of 10 years each. Renewal of each lease is dependent on renewal of all other leases between the Company and the lessor.

      During the year ended March 31, 1996 the Company entered into 14 leases to operate assisted living facilities. Twelve of the facilities were purchased by the lessor from partnerships for which the Company served as general partner. The other two facilities were purchased by the lessors and subsequently leased back to the Company following the Company's negotiation of the purchase of the facilities from the sellers. Each of these leases has an initial term ranging from 12 to 15 years and contains three renewal options of 10 years each. Renewal of each lease is dependent on renewal of all other leases between the Company and the individual lessors.

      Minimum lease payments required under assisted living facility operating leases in effect at March 31, 1996 are as follows:

               Year ended March 31:
                   1997                     $ 10,859,414
                   1998                       10,859,414
                   1999                       10,859,414
                   2000                       10,859,414
                   2001                       10,859,414
                   Thereafter                 71,503,492
                                            ------------

                                            $125,800,562
                                            ============


      The leases require the payment of additional rent based on a percentage of gross revenues. No percentage rents were earned by the lessors.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

(10)  COMMITMENTS AND CONTINGENT LIABILITIES

      The Company and its majority shareholders have guaranteed indebtedness of certain affiliated partnerships as follows:


                                                                   MAJORITY
                                                  COMPANY        SHAREHOLDERS
                                                -----------      ------------
Notes secured by real estate                    $ 9,539,740          122,000
Land and construction loans associated
  with the development and construction
  of affordable housing apartments               20,690,927        9,715,331


      The maximum aggregate amounts of guaranteed land and construction loans is $34,852,000 at March 31, 1996.

      The maximum aggregate amounts of guaranteed unsecured revolving lines of credit was $400,000 at March 31, 1996.

      The Company has guaranteed tax credits for certain partnerships in the aggregate amount of $78,387,056, excluding interest, penalties or other charges which might be assessed against the partners.

      In management's opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements.

      Noncancelable operating lease commitments for office space at March 31, 1996 are:

             Year ended March 31:
                 1997                           $  150,550
                 1998                              155,067
                 1999                              159,719
                 2000                              164,511
                 2001                              169,446
                 Thereafter                        492,131
                                                ----------

                        Total                   $1,291,424
                                                ==========


                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

(11)   DEFERRED REVENUE AND OWNER EQUITY CONTRIBUTIONS PAYABLE

      An analysis of tax credit program deferred revenues and owner equity contributions payable activity follows:

                                                  TAX CREDIT
                                                   PROGRAM       OWNER EQUITY
                                                   DEFERRED     CONTRIBUTIONS
                                                   REVENUE         PAYABLE
                                                  -----------   -------------
               Development fees received          $ 2,669,747          --
               Owner Equity Contribution Accrued   (2,177,001)    2,177,001
               Owner Equity Contribution Paid            --        (215,108)
                                                  -----------    ----------

               Balance at March 31, 1994              492,746     1,961,893
               Development fees received            4,418,821          --
               Owner Equity Contribution Accrued   (2,680,480)    2,680,480
               Owner Equity Contribution Paid            --      (3,875,373)
               Fees recognized                       (701,503)         --
                                                  -----------    ----------

               Balance at March 31, 1995            1,529,584       767,000
               Development fees received            1,476,607          --
               Owner Equity Contribution Accrued     (915,735)      915,735
               Owner Equity Contribution Paid            --      (1,672,735)
               Fees recognized                     (1,499,761)         --
                                                  -----------    ----------

               Balance at March 31, 1996          $   590,695       10,000
                                                  ===========   ==========



      Deferred revenues also include amounts unrelated to the tax credit programs. These amounts result from deferred fees related to a proposed facility to be developed by a partnership for which the Company is the general partner and include the gain deferred on the sale-leaseback of an assisted living facility.

(12)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments," which was adopted by the Company in 1995. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, management fees, deferred project costs, investments in real estate held for sale, other assets, accounts payable and accrued liabilities and owner equity contributions payable approximate fair value

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES due to the short-term nature of these instruments. The notes receivable from affiliates, notes payable and other amounts due to affiliates and notes payable bear interest at rates which approximate current market rates.

(13)  INITIAL PUBLIC OFFERING

      In July 1995 the Board of Directors authorized, contingent upon the completion of the Company's IPO offering, a 1-for-3.04 reverse stock split. The public offering was completed on October 23, 1995 (see below). The results of the reverse common stock split, therefore, have been reflected in the financial statements.

      On October 23, 1995, the Company successfully completed an initial public offering (the Offering) of its stock. The net proceeds to the Company from the Offering, after deducting the underwriting discount and offering expenses payable by the Company, were approximately $42.7 million. A total of 3,384,078 new shares were sold at a price of $14.00 per share. Of the shares subject to over-allotment, 156,922 were sold by the officers and inside directors of the Company.

(14)  SUBSEQUENT EVENTS

      On April 2, 1996, the Company acquired Bella Vita, a 120-unit assisted living facility located in Venice, Florida for $10.2 million. A portion of the purchase price was financed through the Company's assumption of a HUD insured loan secured by a first mortgage recorded against the property, with an outstanding balance of $6,345,709 at the time of purchase.

      On April 3, 1996, the Company successfully completed a $50 million private placement offering of 6.75% Convertible Subordinated Notes due 2006 (the 2006 Notes). Subsequently, on April 12, 1996, the initial purchaser of the 2006 Notes exercised its over allotment right to purchase an additional $7.5 million of the 2006 Notes. The 2006 Notes, which are non-callable by the Company for a period of three years, allow noteholders to convert their 2006 Notes into common stock of the Company at a rate of $18.57 per share.

      On April 10, 1996, the Company called for redemption all of its outstanding 1999 Convertible Notes. The Company will redeem all of the outstanding 1999 Convertible Notes as of 5:00 p.m. Pacific Daylight Time on July 10, 1996, unless the Notes are converted on or prior to June 30, 1996. The price to be paid for each $1,000 principal amount of 1999 Convertible Notes will be $1,067 plus accrued interest to the date of redemption. 1999 Convertible Note holders are given the alternative to convert their Notes into shares of common stock of the Company at any time up to and including June 30, 1996. Converting holders will receive one share of common stock for every $12.16 in principal amount of 1999 Convertible Notes surrendered for conversion. For those 1999 Convertible Notes surrendered for conversion into common stock, unpaid interest will be disregarded and note holders will not be entitled to interest accrued to the date of conversion. For those Notes converted to common stock, the Company will issue restricted stock pursuant to Rule 144 of the Securities Act of 1933. If all Notes are converted, the Company will issue up to 1,233,552 shares of common stock. As of June 25, 1996, holders of $8.1 million principal amount of the 1999 Convertible Notes had exercised their right to convert their notes into approximately 665,800 shares of common stock.

      On April 16, 1996, the Company obtained a $10 million commitment from Imperial Bank (Imperial) to provide a revolving credit facility to be used for the issuance of letters of credit, acquisition, development and general corporate purposes. The commitment provides for interest on borrowings at rates between Imperial's prime lending rate plus 0.0% to 0.5% or LIBOR plus 2.0% to 2.5% based upon the achievement of certain financial ratios. The Company is currently negotiating documentation of the loan.

      On May 16, 1996, the Company initiated a tender offer (the "Offer") to purchase any and all of the 34,886 outstanding limited partnership units of American Retirement Villas Properties II, a California limited partnership, not owned by the Company at a net cash price of $720.00 per unit from unitholders who validly tendered their units prior to June 14, 1996 at 10:00 p.m. Central Daylight Time. Subsequently, the Company extended the Offer until June 21, 1996 at 10:00 p.m. Central Daylight Time. Upon expiration of the Offer, 1,426 unitholders validly tendered 15,488 units (approximately 44.6% of the outstanding limited partnership units) which the Company will purchase at a cost of $11.2 million.

      On June 6, 1996, the Company obtained a $60 million commitment from Health Care REIT, Inc. for financing the construction of new assisted living facilities. Pursuant to the terms of the commitment, Health Care will finance up to 100% of the approved costs, as defined, for the construction of new assisted living facilities. Upon completion of construction, the Company will lease the facilities from Health Care on an initial lease term of 15 years, with three options to renew, at the Company's option, for periods of 10 years each. The initial lease rate will be based upon the yield of comparable term U.S. Treasury Notes plus 3.75%.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

      On June 24, 1996, the Company obtained a $35 million commitment from Bank United of Texas, FSB ("Bank United") for the construction or acquisition of assisted living facilities. The terms of the commitment provide for interest at 2.75% over the 30-day LIBOR rate. Of the commitment, a $20 million sub-limit has been established for the construction of assisted living facilities. The Company is currently negotiating documentation of the loan.

      On June 18, 1996 the Company purchased Amber Wood, a 187-unit assisted living facility located in Newport Richey, Florida for $6.0 million.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ARV ASSISTED LIVING, INC.

                                   By:    /s/ Gary L. Davidson
                                          -------------------------
                                              Gary L. Davidson
                                              Chairman of the Board

                                   Date:      June 27, 1996

         Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                  TITLE


/s/ Gary L. Davidson                        Chairman of the Board
- -----------------------------
Gary L. Davidson
Date: June 27, 1996


/s/ John A. Booty                           President
- -----------------------------               and Director
John A. Booty
Date: June 27, 1996


/s/ David P. Collins                        Senior Executive Vice President
- -----------------------------               and Director
David P. Collins
Date: June 27, 1996


/s/ Graham P. Espley-Jones                  Chief Financial Officer
- -----------------------------               and Secretary
Graham P. Espley-Jones
Date: June 27, 1996


/s/ James M. Peters                         Director
- -----------------------------
James M. Peters
Date: June 27, 1996


/s/ R. Bruce Andrews                        Director
- -----------------------------
R. Bruce Andrews
Date: June 27, 1996


/s/ Maurice J. DeWald                       Director
- -----------------------------
Maurice J. DeWald
Date: June 27, 1996


/s/ John J. Rydzewski                       Director
- -----------------------------
John J. Rydzewski
Date: June 27, 1996