Form 10-K405/A
period 1996-03-31
ARV ASSISTED LIVING INC
filed 1996-07-02
CIK 949322

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
        245 FISCHER AVENUE, SUITE D-1
            COSTA MESA, CALIFORNIA                                92626
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
          Common Stock, no par value                      NASDAQ National Market


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  __   No  X


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of June 25, 1996, the aggregate market value of the voting stock held by non-affiliates of registrant was $77,744,264 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of June 25, 1996 was 8,941,093.

     Part III incorporates by reference the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 1996. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARV ASSISTED LIVING, INC.

                                          By: /s/  GARY L. DAVIDSON
                                            ------------------------------------
                                            Gary L. Davidson
                                            Chairman of the Board


                                          Date: July 2, 1996


     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                SIGNATURE                                         TITLE
- ------------------------------------------  -------------------------------------------------
/s/  GARY L. DAVIDSON                       Chairman of the Board
- ------------------------------------------
Gary L. Davidson
Date: July 2, 1996

/s/  JOHN A. BOOTY                          President and Director
- ------------------------------------------
John A. Booty
Date: July 2, 1996

/s/  DAVID P. COLLINS                       Senior Executive Vice President and Director
- ------------------------------------------
David P. Collins
Date: July 2, 1996

/s/  GRAHAM P. ESPLEY-JONES                 Chief Financial Officer and Secretary
- ------------------------------------------
Graham P. Espley-Jones
Date: July 2, 1996

/s/  JAMES M. PETERS                        Director
- ------------------------------------------
James M. Peters
Date: July 2, 1996

/s/  R. BRUCE ANDREWS                       Director
- ------------------------------------------
R. Bruce Andrews
Date: July 2, 1996

/s/  MAURICE J. DEWALD                      Director
- ------------------------------------------
Maurice J. DeWald
Date: July 2, 1996

/s/  JOHN J. RYDZEWSKI                      Director
- ------------------------------------------
John J. Rydzewski
Date: July 2, 1996