Form 10-Q
period 1996-06-30
ARV ASSISTED LIVING INC
filed 1996-08-14
CIK 949322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                           ---------------------------
                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ___________

                         COMMISSION FILE NUMBER: 0-26980

                            ARV ASSISTED LIVING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           ---------------------------

                     CALIFORNIA                            33-0160968
           (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)
               245 FISCHER AVENUE, D-1                       92626
                   COSTA MESA, CA                          (ZIP CODE)
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes     No  X
                                               -----  -----
       The number of outstanding shares of the Registrant's Common Stock, no par value, as of August 9, 1996 was 9,557,281.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                      June 30, 1996    March 31, 1996
                                                                                      -------------    --------------
ASSETS
Cash and cash equivalents.........................................................     $ 42,108,474      $ 7,454,238
Fees receivable from affiliates...................................................          907,700          922,125
Deferred project costs............................................................        1,162,326        1,007,780
Investments in real estate........................................................        8,651,571        6,807,141
Other assets......................................................................        2,574,448        1,496,821
                                                                                       ------------      -----------
     Total current assets.........................................................       55,404,519       17,688,105
Restricted cash...................................................................        5,366,386        4,914,764
Property, furniture and equipment, net............................................       65,833,349       47,233,885
Notes receivable from affiliates, less allowance for doubtful accounts of  $65,000
at June 30 and March 31, 1996, respectively.......................................          276,603          274,566
Deferred tax asset................................................................        2,043,521        2,043,521
Other non-current assets..........................................................        6,641,370        5,247,690
                                                                                       ------------      -----------
                                                                                       $135,565,748      $77,402,531
                                                                                       ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities..........................................     $  5,368,905      $ 4,199,780
Deferred revenue, current portion.................................................           45,752           45,752
Owner equity contributions payable................................................               --           10,000
Notes payable, current portion....................................................        3,457,606        3,306,592
Notes payable and other amounts due to affiliates.................................          121,421          111,809
                                                                                       ------------      -----------
     Total current liabilities....................................................        8,993,684        7,673,933

Deferred revenue, less current portion............................................        1,397,112        1,327,288
Notes payable, less current portion...............................................       71,744,567       24,813,661
                                                                                       ------------      -----------
                                                                                         82,135,363       33,814,882
                                                                                       ------------      -----------

Minority interest in joint venture................................................        1,130,550        1,283,017

Series A Preferred stock, convertible and redeemable; $2.50 stated and
liquidation value, 2,000,000 shares issued and outstanding (note 4)...............               --        2,357,475

Shareholders' equity

Preferred stock; 8,000,000 shares authorized, none issued and outstanding                        --               --
Common stock; no par value, authorized 100,000,000 shares, issued and outstanding 9,463,477 and 8,308,142 at June 30, and March 31, 1996
respectively......................................................................       60,035,189       47,547,798
Accumulated deficit...............................................................       (7,735,354)      (7,600,641)
                                                                                       ------------      -----------
     Total shareholders' equity...................................................       52,299,835       39,947,157
                                                                                       ------------      -----------
                                                                                       $135,565,748      $77,402,531
                                                                                       ============      ===========


    See accompanying notes to the unaudited condensed consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended June 30,
                                                            ------------------------------
                                                                1996               1995
                                                            -----------        -----------
REVENUE:
     Assisted living facility revenue......                 $13,446,189        $ 3,092,206
     Management fees.......................                     611,511            849,694
     Development fees......................                     333,189            145,841
     Interest income.......................                     816,686            131,626
     Other income..........................                     137,488            150,626
                                                            -----------        -----------
         Total revenue.....................                  15,345,063          4,369,993
                                                            -----------        -----------

EXPENSES:
     Assisted living facility operating
         expense...........................                   8,461,622          1,985,570
     Assisted living facility lease expense                   2,746,578            809,376
     General and administrative............                   1,606,427          1,881,614
     Depreciation and amortization.........                     667,411            204,139
     Discontinued project costs and
         accounts receivable written-off...                      61,085            266,886
     Interest..............................                   1,400,815            248,994
                                                            -----------        -----------
         Total expenses....................                  14,943,938          5,396,579
                                                            -----------        -----------
Income (loss) before extraordinary item
     and income tax expense (benefit)......                     401,125         (1,026,586)
Income tax expense (benefit)...............                     150,021           (130,325)
                                                            -----------        -----------
Income (loss) before extraordinary item....                     251,104           (896,261)
Extraordinary loss from early
extinguishment of debt, net of income
tax benefit of $230,504....................                    (385,817)                --
                                                            -----------        -----------
Net loss...................................                 $  (134,713)       $  (896,261)
                                                            ===========        ===========

Net loss...................................                 $  (134,713)       $  (896,261)
Preferred dividends paid...................                          --            100,000
                                                            -----------        -----------
Loss available to common shareholders......                 $  (134,713)       $  (996,261)
                                                            ===========        ===========
Earnings (loss) per common share:
     Income (loss) before extraordinary
     item..................................                 $       .03        $      (.21)
                                                            ===========        ===========
     Extraordinary loss, early
     extinguishment of debt................                 $      (.04)                --
                                                            ===========        ===========
     Net loss..............................                 $      (.01)       $      (.21)
                                                            ===========        ===========
Weighted average number of common
shares and common share equivalents
outstanding...............................                    8,805,144          4,686,708
                                                            ===========        ===========

    See accompanying notes to the unaudited condensed consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended June 30,
                                                                     ------------------------------
                                                                          1996             1995
                                                                     -------------     ------------
Cash flows provided by (used in) operating activities:
   Income (loss) before extraordinary item................           $     251,104     $   (896,261)
     Adjustments to reconcile income (loss) before
        extraordinary item to net cash
        provided by (used in) operating activities:
        Depreciation and amortization.....................                 667,411          204,139
        Gain on sale of Villa De Palma....................                      --          (61,421)
        Other.............................................                      --          (33,635)
        Changes in assets and liabilities:
        (Increase) decrease in:
        Management fees receivable from third parties.....                      --             (184)
        Fees receivable from affiliates...................                  14,425          (19,116)
        Other amounts due from affiliates.................                      --          166,174
        Other assets......................................                (928,192)        (223,608)
        Increase (decrease) in:
        Accounts payable and accrued liabilities..........               1,169,125         (415,623)
        Deferred revenue..................................                  69,824         (487,755)
        Owner equity contribution payable.................                 (10,000)        (367,000)
        Due to affiliates.................................                   9,612          (96,269)
                                                                     -------------      -----------
         Net cash provided by (used in) operating activities             1,243,309       (2,230,559)
                                                                     -------------      -----------

Cash flow provided by (used in) investing activities:
   Increase in notes receivable...........................                (102,038)        (119,500)
   Collections of notes and other due from affiliates.....                 100,000               --
   Decrease (Increase) in deferred project costs..........                (154,546)         371,990
   Increase in investments in real estate, net............              (1,844,430)              --
   Additions to property, furniture, fixtures and equipment            (19,137,986)        (157,884)
   Leased property security deposits......................                (245,250)      (1,152,113)
   Release of security deposits...........................                 490,500        1,346,096
   Increase in restricted cash............................                (451,622)      (1,346,096)
   Proceeds from the sale of California Retirement Inn- Placentia
            limited partnership interest, net of cash acquired                  --        5,082,795
   Purchase of building...................................                      --         (282,874)
   Purchase of LVP Services, Inc..........................                      --          (54,720)
   Purchase of limited partnership interests..............                (648,986)        (469,438)
                                                                     -------------      -----------
         Net cash provided by (used in) investing
           activities.....................................             (21,994,358)       3,218,256
                                                                     -------------      -----------

    See accompanying notes to the unaudited condensed consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                       Three Months Ended June 30,
                                                                      ----------------------------
                                                                         1996              1995
                                                                      -----------      -----------
Cash flow from financing activities:
   Extraordinary loss from early extinguishment of debt...            $  (385,817)     $        --
   Common stock purchased by ESOP.........................                     --          161,605
   Issuance of common stock, net of issuance costs........                 30,718               --
   Borrowing under notes payable to banks.................              6,340,493           72,255
   Repayments of notes payable to banks...................             (4,082,573)      (4,519,532)
   Repayments of notes payable to affiliates..............                     --         (188,400)
   Issuance of convertible subordinated notes, net of
     issuance costs of $2,305,501.........................             55,194,499        4,647,520
   Repurchase of convertible subordinated notes...........             (1,692,035)              --
   Repurchase of common stock.............................                     --         (225,000)
   Preferred stock dividends paid.........................                     --         (100,000)
                                                                      -----------      -----------
          Net cash provided by (used in) financing activities          55,405,285         (151,552)
                                                                      -----------      -----------

Net increase in cash......................................             34,654,236          836,145
Cash at beginning of period...............................              7,454,238          774,568
                                                                      -----------      -----------
Cash at end of period.....................................            $42,108,474      $ 1,610,713
                                                                      ===========      ===========

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest..................................................            $   732,445      $   226,428
                                                                      ===========      ===========
Income taxes..............................................            $   368,150      $     5,550
                                                                      ===========      ===========
Supplemental schedule of non cash investing and financing
  activities:
Conversion of 8% Convertible Redeemable Preferred Stock to
Common Stock..............................................            $ 2,357,475               --
                                                                      ===========      ===========
Conversion of 10% Convertible Subordinated Notes Payable to
Common Stock, net of issuance costs.......................            $10,106,378               --
                                                                      ===========      ===========


    See accompanying notes to the unaudited condensed consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying interim unaudited condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior period amounts in order to conform to the presentation at June 30, 1996. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full fiscal year.

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Joint ventures in which the Company has controlling interests have been consolidated into the financial statements including presentation of the minority interest not controlled by the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

         EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share is computed by dividing net income or (loss), adjusted for the dividend paid on the preferred stock ($100,000 for the three months ended June 30, 1995), by the weighted average number of common shares outstanding including the effect of common stock equivalents unless they are anti-dilutive. Earnings (loss) per common share is based upon the following weighted average shares outstanding: 8,805,144 and 4,686,708 for the three months ending June 30, 1996 and 1995, respectively, after giving effect to the reverse common stock split as described below.

(2)      SHAREHOLDERS' EQUITY

         In July 1995 the Board of Directors authorized, contingent upon the completion of the Company's proposed public offering, a 1-for-3.04 reverse common stock split. The public offering was completed on October 23, 1995. The results of this reverse common stock split, therefore, have been reflected in the financial statements.

(3)      REDEMPTION OF CONVERTIBLE SUBORDINATED NOTES DUE 1999

         On July 10, 1996, the Company completed the redemption of its 10% Convertible Subordinated Notes due 1999 (the "1999 Notes") which had been called for redemption on April 10, 1996. The Company paid $1,067 plus accrued interest for each $1,000 principal amount of notes redeemed. Note holders were given the alternative to convert their notes into shares of common stock of the Company at any time up to and including June 30, 1996. Converting holders received one share of common stock for every $12.16 in principal amount of 1999 Notes surrendered for conversion. Holders of approximately $11 million principal amount of 1999 Notes exercised their right to convert to 900,662 shares of common stock. The Company redeemed the balance of the 1999 Notes for $4.2 million (which includes the premium described above).

         Upon the redemption of the 1999 Notes, the Company recognized a $386,000 extraordinary loss, net of tax benefit of $231,000 for the early extinguishment of debt. This extraordinary loss consisted primarily of a 6.67% redemption premium and unamortized 1999 Note issuance costs at the time of redemption.

(4)      SUBSEQUENT EVENT

         On July 26, 1996, the Company initiated a tender offer (the "Offer") to purchase up to 3,715 outstanding limited partnership units, not owned by the Company, of an Affiliated Partnership, American Retirement Villas Properties II, a California limited partnership, at a net cash price of $720 per unit less second quarter distributions. Unless extended, the Offer will expire on August 23, 1996 at 5:00 p.m. Pacific Daylight Time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         As of June 30, 1996, the Company operated 38 assisted living facilities ("ALFs") containing 4,823 units, including 12 owned by limited partnerships for which the Company serves as the managing general partner and facility manager ("Affiliated Partnerships"). Of the remaining facilities, 17 are leased by the Company pursuant to long-term operating leases ("Leased ALFs") and nine facilities are owned ("Owned ALFs") by the Company for its own account. Additionally, the Company was in various stages of development on 14 ALFs with a total of 1,899 units at June 30, 1996.

         From 1980 until 1994 when the Company began operating ALFs for its own account, all the ALFs operated by the Company were owned or leased by Affiliated Partnerships. From 1991 until 1994, other Affiliated Partnerships also acquired or began development of senior, affordable senior and multifamily apartments primarily utilizing the sale of tax credits under a low income housing tax credit program (the "Federal Tax Credit Program") for the equity funding of the development.

         Since commencing operation of ALFs for its own account in April 1994, the Company has embarked upon an expansion strategy and achieved significant growth in revenues resulting primarily from the acquisition of ALFs. The
Company has focused its growth efforts on the acquisition and development of additional assisted living facilities and expansion of services to its residents as they "age in place."

         Growth has been achieved through the acquisition of ALFs which the Company owns for its own account or leases pursuant to long-term operating leases with publicly traded real estate investment trusts that focus on health care related properties ("Health Care REITS"). Since April 1994 when the Company entered into its first long-term operating lease with a Health Care REIT, the Company has acquired for its own account or entered into long-term operating leases with a Health Care REIT 26 ALFs totaling 3,534 units (73.3% of its current portfolio of 4,823 units). Of these ALFs, 18 facilities (2,170 units) were previously owned by Affiliated Partnerships. The remaining eight facilities (1,364 units) were acquired from unrelated third-party owners. Additionally, at June 30, 1996, the Company had acquired a 44.6% interest in an Affiliated Partnership with 10 ALFs totaling 941 units. Subsequently, the Company has initiated a tender offer to achieve a controlling interest in the balance of the Affiliated Partnership. (See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements).

         In April 1996, the Company successfully completed a $57.5 million private placement offering (the "Note Offering") of 6.75% Convertible Subordinated Notes due 2006 (the "2006 Notes"). Net proceeds to the Company from the Note Offering after offering costs were approximately $55.2 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995.

         Consistent with the Company's growth strategy, revenue for the three months ended June 30, 1996 increased to $15.3 million from $4.4 million for the three months ended June 30, 1995 primarily due to an increase in assisted living facility revenue and other income as described below.

         Assisted living facility revenue increased to $13.4 million for the three months ended June 30, 1996 from $3.1 million for the three months ended June 30, 1995. Assisted living revenue increased due to an increase in the number of Owned and Leased ALFs. As of June 30, 1996, the Company operated 26 ALFs for its own account consisting of 17 Leased ALFs and nine Owned ALFs. For the three months ended June 30, 1995, the Company operated nine Leased ALFs pursuant to long-term operating leases with a Health Care REIT.

         Management fees decreased by $238,000 to $612,000 for the three months ended June 30, 1996 from $850,000 earned for the three months ended June 30, 1995. Management fees decreased due to the fact that the Company no longer provides management services to Affiliated Partnerships with respect to ALFs sold by the Affiliated Partnerships to Health Care REITs. Instead, the Company now receives assisted living facility revenue from these Leased ALFs.

         Development fees earned in connection with properties owned and operated by Affiliated Partnerships under the Federal Tax Credit Program and two assisted living facilities which the Company is developing for a Health Care REIT increased $187,000 to $333,000 for the three months June 30, 1996 from $146,000 earned for the three months ended June 30, 1995.

         Interest income increased to $817,000 for the three months ended June 30, 1996 from $132,000 for the three months ended June 30, 1995 primarily due to interest earned on larger cash balances following the completion of the Note Offering as well as interest earned on restricted cash used as collateral for security deposits on leased facilities.

         Other income decreased nominally by $14,000 to $137,000 for the three months ended June 30, 1996 from $151,000 for the three months ended June 30, 1995.

         Expenses increased to $15.0 million for the three months ended June 30, 1996 from $5.4 million for the three months ended June 30, 1995 primarily due to additional assisted living facility operating and lease expenses.

         Assisted living facility operating and lease expenses increased to $8.5 million and $2.7 million, respectively, for the three months ended June 30, 1996 from $2.0 million and $809,000 respectively, for the three months ended June 30, 1995. These increases were primarily due to the purchase of nine Owned ALFs and the addition of eight Leased ALFs by the Company between July 1995 and June 30, 1996. During the three months ended June 30, 1995, the Company operated nine Leased ALFs.

         General and administrative expenses decreased to $1.6 million for the three months ended June 30, 1996 from $1.9 million for the three months ended June 30, 1995. The decline was primarily a result of a decrease in the amount of resources required as the Company completes the remainder of the apartment projects under development pursuant to the Federal Tax Credit Program while discontinuing any future development activities in this area. Additional decreases were achieved through a reduction of professional fees incurred.

         Depreciation and amortization expenses increased to $667,000 for the three months ended June 30, 1996 from $204,000 for the three months ended June 30, 1995. The increased depreciation and amortization expense incurred during the three months ended June 30, 1996 is primarily due to depreciation and amortization charges primarily associated with the Company's Owned ALFs. Additionally, amortization of Notes issuance costs for both the 1999 Notes and 2006 Notes totaling $111,000 were incurred during the period.

         Discontinued project costs and receivables written-off decreased to $61,000 for the three months ended June 30, 1996 from $267,000 for the three months ended June 30, 1995. Discontinued project costs were incurred during each of these three month periods in connection with direct and indirect development costs related to the discontinuance of projects that did not meet the Company's criteria for continued development. The majority of these costs incurred during the three month period ended June 30, 1995 were associated with projects considered for inclusion in the Federal Tax Credit Program.

         Interest expense increased to $1.4 million for the three months ended June 30, 1996 from $249,000 for the three months ended June 30, 1995 primarily as a result of interest incurred on the 1999 Notes and the 2006 Notes as well as mortgage interest on facilities owned by the Company.

         Income tax expense before extraordinary items increased by $280,000 from a tax benefit of $130,000 for the three months ended June 30, 1995 to a tax expense of $150,000 for the three months ended June 30, 1996. The increase is a result of a provision for taxes on operating profits before extraordinary items of $401,000 earned by the Company during the three months ended June 30, 1996.

         During the three months ended June 30, 1996, the Company recognized an extraordinary loss of $386,000, net of income tax benefit of $231,000 resulting primarily from the early extinguishment of the 1999 Notes. Pursuant to the terms of the 1999 Notes, Note holders who chose to redeem their 1999 Notes rather than convert into common stock were paid a premium of 6.7% upon redemption. These premiums totaled $261,000. Additionally, unamortized note issuance costs of $335,000 were expensed upon the redemption.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash balances were $42.1 million and $7.5 million at June 30, and March 31, 1996, respectively.

         In April 1996, the Company successfully completed the $57.5 million private placement offering of its 2006 Notes. Each $1,000 principal amount of the 2006 Notes outstanding is: (i) convertible at any time prior to maturity after 90 days from issuance, unless previously redeemed, into approximately 54 shares of Common Stock (a conversion ratio equal to $18.57 per share), subject to adjustment, (ii) accrues interest from April 1, 1996 at 6.75% per annum, payable in arrears semi-annually on October 1 and March 1 of each year, commencing October 1, 1996, (iii) is unsecured and subordinated to certain present and future Senior Indebtedness (as defined in the 2006 Notes) of the Company and is structurally subordinated to all indebtedness of subsidiaries of the Company, (iv) is non-callable by the Company for a period of three years until April 1, 1999 (the "Non-call Period"), and (v) is redeemable for cash at the option of the Company following the expiration of the Non-call Period upon not less than 20 nor more than 60 days prior notice, together with accrued interest to the redemption date, at premiums declining ratably from 104.725% prior to April 1, 2000 to 100.675% prior to maturity.

         The Notes were issued pursuant to an exemption from registration under the Securities Act. The Company has agreed to file and cause to become effective a shelf registration statement under the Securities Act of 1933, as amended, relating to resales of the 2006 Notes and the Common Stock issuable upon conversion thereof. If such registration statement is not filed or has not become effective in the time periods set forth in the 2006 Notes, the Company will pay liquidated damages to all holders of the 2006 Notes.

         The private placement generated net proceeds to the Company of approximately $55.2 million. The net proceeds of the 2006 Notes offering have been used to retire the 1999 Notes, acquire ALFs and land, fund preconstruction development activities, reduce short-term liabilities, purchase interests in Affiliated Partnerships, make security deposits on Leased ALFs, and provide for working capital. The 2006 Notes and the Common Stock issuable upon conversion of the 2006 Notes are subject to restriction on transferability and resale, and may not be hypothecated, pledged, transferred or sold except as permitted by registration or exemption under pertinent federal and state laws.

         Working capital increased to $46.4 million as of June 30, 1996, compared to working capital of $10.0 million at March 31, 1996 resulting primarily from the sale of the 2006 Notes.

          For the three months ended June 30, 1996 cash provided by operating activities was $1.2 million, while the Company used cash in operating activities of $2.2 million for the three months ended June 30, 1995. For the three months ended June 30, 1996, the primary components of cash provided by operating activities were net income before extraordinary item increased by non-cash charges for depreciation and amortization along with increases in accrued liabilities and deferred revenue offset by increases in other assets. For the three months ended June 30, 1995, the $2.2 million of cash used by operating activities was principally the result of a net loss of $896,000 sustained during the three month period, increased by reductions in liabilities of $1.4 million.

         Cash used in investing activities was $22.0 million for the three months ended June 30, 1996, while cash provided by investing activities was $3.2 million for the three months ended June 30, 1995. For the three months ended June 30, 1996, purchases of ALFs and investments in real estate used $21 million while purchases of partnership interests used $649,000. For the three months ended June 30, 1995, the primary source of the $3.2 million provided by investing activities were proceeds of $5.1 million from the sale of Villa de Palma which were offset by $1.2 million used to provide leased property security deposits and $965,000 used to purchase fixed assets and limited partnership interests.

         Net cash provided by financing activities during the three months ended June 30, 1996 was $55.4 million while financing activities used $152,000 for the three months ended June 30, 1995. During the three months ended June 30, 1996, the primary sources of cash provided by financing activities were the 2006 Notes which generated $55.2 million to the Company after issuance costs and borrowings of $6.3 million. These sources were offset by the $386,000 loss from the early extinguishment of debt and the Company's repayment of $4.1 million of debt and $1.7 million paid to redeem the 1999 Notes. For the three months ended June 30, 1995, the Company received $4.6 million, after issuance costs, from the issuance of the 1999 Notes and $162,000 from the sale of common stock to the ESOP. These amounts were offset by expenditures of $4.7 million to repay debt, $225,000 to purchase 411,184 shares of its common stock from a former employees and dividends of $100,000 paid on the Company's 8% Convertible, Redeemable Preferred Stock.

         The Company's capital requirements include acquisition and rehabilitation costs of ALFs, security deposits on Leased ALFs, ALF pre-development costs, and initial operating costs of newly developed ALFs, payment of interest, owner's equity contributions in connection with certain Affiliated Partnerships financed under the Federal Tax Credit Program, and working capital. The Company is discontinuing its future activities with respect to tax credit partnership developments and, accordingly, expects that its future outlays for these developments will diminish. The Company is contingently liable for (i) certain secured and unsecured indebtedness of affiliates which it has guaranteed and (ii) tax credit guaranties. While the Company currently generates sufficient cash from operations to fund its recurring working capital requirements, the Company anticipates that it will be necessary to obtain additional financing in order to continue its aggressive growth strategy. Although the Company currently generates sufficient cash from operations to fund its working capital requirements, there can be no assurances that the Company will not need to obtain financing in the future in order to meet its working capital requirements. Moreover, there can be no assurances that the Company will be able to obtain Financing at favorable rates.

IMPACT OF INFLATION AND CHANGING PRICES

         Operating revenue from ALFs and management fees from apartment communities operated by the Company are the primary sources of revenue earned by the Company. These properties are affected by rental rates which are highly dependent upon market conditions and the competitive environments where the facilities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance it will be able to continue to do so, the Company has been able historically to offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2. CHANGES IN SECURITIES.

         On April 10, 1996, the Company called for redemption all of its outstanding 1999 Notes. The Company redeemed all of the outstanding Convertible Notes as of 5:00 p.m. Pacific Daylight Time on July 10, 1996, unless the Notes were converted on or prior to June 30, 1996. The redemption price paid for each $1,000 principal amount of 1999 Notes was $1,067 plus accrued interest to the date of redemption. Converting holders received one share of common stock for every $12.16 in principal amount of the 1999 Notes surrendered for conversion. As of June 30, 1996, holders of approximately $11 million principal amount of the 1999 Notes had exercised their right to convert into 900,662 shares of common stock. By July 10, 1996, the Company had expended $4.2 million to redeem the balance of 1999 Notes not converted to common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5. OTHER INFORMATION.

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      REPORTS ON FORM 8-K

         The Company filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended June 30, 1996:

         The Company's current report on Form 8-K filed with the Securities and Exchange Commission on April 17, 1996 reported under Item 5, concerning the redemption of the Company's 10% Convertible Subordinated Notes due 1999.

         The Company's current report on Form 8-K filed with the Securities and Exchange Commission on June 11, 1996 reported under Item 5, concerning the Company's tender offer for any and all of the outstanding limited partnership units of American Retirement Villas Properties II, L.P.

(b)      EXHIBITS

         27       Financial Data Schedule

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARV ASSISTED LIVING, INC.

By:   /s/ Graham P. Espley-Jones
     -------------------------------------------------
     Graham P. Espley-Jones
     Chief Financial Officer
     (Duly authorized and principal financial officer)

Date: August 14, 1996

By:   /s/ Patrick M. Donovan
     -------------------------------------------------
     Patrick M. Donovan
     Vice President Finance
     (Duly authorized officer)

Date: August 14, 1996