Form 10-Q
period 1996-11-09
ARV ASSISTED LIVING INC
filed 1996-11-14
CIK 949322

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                              -------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ___________

                        COMMISSION FILE NUMBER: 0-26980

                           ARV ASSISTED LIVING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

               CALIFORNIA                                    33-0160968
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
        245 FISCHER AVENUE, D-1
             COSTA MESA, CA                                     92626
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

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
                                Yes      No  X
                                    ---     ---

    The number of outstanding shares of the Registrant's Common Stock, no par value, as of November 12, 1996 was 9,646,127.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      (In Thousands Except Share Amounts)

                                                              September 30, 1996       March 31, 1996
                                                              ------------------       --------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .    $ 16,815                $ 7,454
Fees receivable from affiliates . . . . . . . . . . . . . . . .       2,133                    922
Investments in real estate  . . . . . . . . . . . . . . . . . .      10,498                  6,807
Other current assets  . . . . . . . . . . . . . . . . . . . . .       5,350                  2,505
                                                                   --------                -------
     Total current assets . . . . . . . . . . . . . . . . . . .      34,796                 17,688

Restricted cash . . . . . . . . . . . . . . . . . . . . . . . .         857                  4,915
Property, furniture and equipment, net  . . . . . . . . . . . .     119,836                 47,234
Other non-current assets  . . . . . . . . . . . . . . . . . . .       7,370                  7,566
                                                                   --------                -------
                                                                   $162,859                $77,403
                                                                   ========                =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities  . . . . . . . . . . .     $ 6,774                $ 4,200
Notes payable, current portion  . . . . . . . . . . . . . . . .       2,968                  3,306
Other current liabilities . . . . . . . . . . . . . . . . . . .         243                    168
                                                                   --------                -------
     Total current liabilities  . . . . . . . . . . . . . . . .       9,985                  7,674

Deferred revenue, less current portion  . . . . . . . . . . . .         715                  1,327
Notes payable, less current portion . . . . . . . . . . . . . .      90,049                 24,814
                                                                   --------                -------
                                                                    100,749                 33,815
                                                                   --------                -------

Minority interest in joint venture  . . . . . . . . . . . . . .       8,416                  1,283

Series A Preferred stock, convertible and redeemable;
  $2.50 stated and liquidation value, none and 2,000,000
  shares issued  and outstanding at September 30, and
  March 31, 1996, respectively    . . . . . . . . . . . . . . .          --                  2,358

Shareholders' equity (notes 2 and 3):

Preferred stock; 8,000,000 shares authorized, none issued and
  outstanding . . . . . . . . . . . . . . . . . . . . . . . . .          --                     --
Common stock; no par value, authorized 100,000,000 shares,
  issued and outstanding 9,646,127 and 8,308,142 at
  September 30, and March 31, 1996, respectively  . . . . . . .      60,683                 47,548
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .      (6,989)                (7,601)
                                                                   --------                -------
     Total shareholders' equity . . . . . . . . . . . . . . . .      53,694                 39,947
                                                                   --------                -------
                                                                   $162,859                $77,403
                                                                   ========                =======

               See accompanying notes to the unaudited condensed
                       consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                    (In Thousands, Except Per Share Amounts)

                                                                              Three Months Ended         Six Months Ended
                                                                                September 30,             September 30,
                                                                              ------------------        ------------------
                                                                                1996       1995           1996      1995
                                                                              -------     ------        -------    -------
REVENUE:
     Assisted living facility revenue ....................................    $16,585     $4,848        $30,031    $ 7,940
     Services ............................................................      1,763      1,354          2,708      2,363
     Interest income .....................................................        461         14          1,278        201
     Other income ........................................................        288        286            425        367
                                                                              -------     ------        -------    -------
         Total revenue ...................................................     19,097      6,502         34,442     10,871
                                                                              -------     ------        -------    -------

EXPENSES:
     Assisted living facility operating expense ..........................     10,341      3,216         18,802      5,201
     Assisted living facility lease expense ..............................      2,868      1,425          5,615      2,234
     General and administrative ..........................................      1,638      1,977          3,244      3,859
     Depreciation and amortization .......................................        903        159          1,571        363
     Interest ............................................................      1,252        281          2,653        530
     Other ...............................................................        734         20            795        287
                                                                              -------     ------        -------    -------
         Total expenses ..................................................     17,736      7,078         32,680     12,474
                                                                              -------     ------        -------    -------
     Income (loss) before income tax expense (benefit),
           minority interest and extraordinary item.......................      1,361       (576)         1,762     (1,603)
     Income tax expense (benefit) ........................................        509       (101)           659       (232)
                                                                              -------     ------        -------    -------
     Income (loss) before minority interest and extraordinary item .......        852       (475)         1,103     (1,371)
     Minority interest in earnings of majority owned parterships .........        105         --            105         --
                                                                              -------     ------        -------    -------
     Income (loss) before extraordinary item .............................        747       (475)           998     (1,371)
     Extraordinary item, loss from early extinguishment
          of debt, net of income tax benefit of $231 (note 3) ............         --         --           (386)        --
                                                                              -------     ------        -------    -------
Net income (loss) ........................................................    $   747     $ (475)       $   612    $(1,371)
                                                                              =======     ======        =======    =======

Net income (loss) ........................................................    $   747     $ (475)       $   612    $(1,371)
Preferred dividends declared .............................................         --        100             --        200
                                                                              -------     ------        -------    -------
Net income (loss) available to common shareholders .......................    $   747     $ (575)       $   612    $(1,571)
                                                                              =======     ======        =======    =======
Earnings (loss) per common share:
     Income (loss) before extraordinary item .............................    $   .08     $ (.12)       $   .11    $  (.33)
     Extraordinary item, early extinguishment of debt ....................         --         --           (.04)        --
                                                                              -------     ------        -------    -------
     Net income (loss) ...................................................    $   .08     $ (.12)       $   .07    $  (.33)
                                                                              =======     ======        =======    =======
Weighted average number of common shares and common share equivalents
outstanding ..............................................................      9,523      4,604          9,215      4,705
                                                                              =======     ======        =======    =======

               See accompanying notes to the unaudited condensed
                       consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                 (In Thousands)

                                                                              Six Months Ended September 30,
                                                                              ------------------------------
                                                                                1996                  1995
                                                                              --------             ---------
Cash flows provided by (used in) operating activities:
  Income (loss) before extraordinary item ......................               $   998               $(1,371)
    Adjustments to reconcile income (loss) before
       extraordinary item to net cash
       provided by (used in) operating activities:
       Depreciation and amortization ...........................                 1,571                   363
       Gain on sale of facility ................................                    --                   (61)
       Other ...................................................                   105                   (34)
       Changes in assets and liabilities, net of acquisitions
       (Increase) decrease in:
       Fees receivable and other amounts due from affiliates ...                  (161)                 (251)
       Other assets ............................................                  (954)               (1,779)
       Increase (decrease) in:
       Accounts payable and accrued liabilities ................                   109                   (77)
       Deferred revenue ........................................                  (612)                 (221)
       Other current liabilities ...............................                    25                (1,376)
                                                                              --------               -------
        Net cash provided by (used in) operating activities ....                 1,081                (4,807)
                                                                              --------               -------

Cash flow provided by (used in) investing activities:
  Additions to property, furniture, and equipment ..............               (44,737)                 (841)
  Purchase of limited partnership interests ....................               (13,912)                 (729)
  Proceeds from the sale of limited partnership interest,
    net of cash acquired .......................................                    --                 5,083
  Decrease in restricted cash ..................................                 4,057                    --
  Increase in investments in real estate, net ..................                (3,690)                   --
  Increase in leased property security deposits ................                  (311)               (1,813)
  Increase (decrease) in deferred project costs ................                   136                (1,615)
  Purchase of other assets .....................................                    --                  (439)
  Release of security deposits .................................                   491                    --
  Increase in notes receivable .................................                  (105)                 (277)
  Collections of notes and other due from affiliates ...........                   100                    --
                                                                              ---------              --------
        Net cash (used in) investing activities ................               (57,971)                 (631)
                                                                              ---------              --------
                                                                                                       (continued)

               See accompanying notes to the unaudited condensed
                       consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                 (In Thousands)
                                  (CONTINUED)

                                                                                 Six Months Ended September 30,
                                                                                 ------------------------------
                                                                                   1996                  1995
                                                                                 --------             ---------
 Cash flow from financing activities:
    Extraordinary loss from early extinguishment of debt.....................     $  (386)            $    --
    Issuance of convertible subordinated notes, net of issuance costs........      55,195              12,248
    Borrowing under notes payable............................................      20,090                  --
    Repayments of notes payable to affiliates................................      (7,149)             (4,986)
    Repurchase of convertible subordinated notes.............................      (1,692)                 --
    Repurchase of common stock...............................................          --                (350)
    Common stock purchased by ESOP...........................................          --                 262
    Preferred stock dividends paid...........................................          --                (200)
    Issuance of common stock, net of issuance costs..........................         193                  --
                                                                                  -------             -------
           Net cash provided by financing activities.........................      66,251               6,974
                                                                                  -------             -------
 Net increase in cash .......................................................       9,361               1,536
 Cash at beginning of period.................................................       7,454                 775
                                                                                  -------             -------
 Cash at end of period.......................................................     $16,815             $ 2,311
                                                                                  =======             =======
 Supplemental schedule of cash flow information:
 Cash paid during the period for:
 Interest....................................................................     $ 3,088             $   405
                                                                                  =======             =======
 Income taxes................................................................     $   625             $     8
                                                                                  =======             =======
 Supplemental schedule of non cash investing and financing activities:
 Conversion of 8% Convertible Redeemable Preferred Stock to
   Common Stock..............................................................     $ 2,358                  --
                                                                                  =======             =======
 Conversion of 10% Convertible Subordinated Notes Payable to
   Common Stock, net of issuance costs.......................................     $10,988                  --
                                                                                  =======             =======
 Acquisition of SynCare for stock............................................     $   485                  --
                                                                                  =======             =======
 Purchase of Building........................................................          --             $ 9,350
                                                                                  =======             =======
 Sale of Building, Net of Closing Costs......................................          --             $ 9,400
                                                                                  =======             =======
 Debt Assumed in conjunction with purchase of building.......................          --             $   350
                                                                                  =======             =======
 Preferred stock dividends declared..........................................          --             $   200
                                                                                  =======             =======

               See accompanying notes to the unaudited condensed
                       consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying interim unaudited condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior period amounts in order to conform to the presentation at September 30, 1996. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996. The results of operations for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full fiscal year.

    PRINCIPLES OF CONSOLIDATION

    The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Joint ventures and limited partnerships in which the Company has controlling interests have been consolidated into the financial statements including presentation of the minority interest not controlled by the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

    On August 22, 1996, ARV Health Care, Inc., a wholly owned subsidiary of the Company, acquired all of the outstanding stock of SynCare, Inc. in a stock for stock merger valued at approximately $1.2 million.

    On August 23, 1996, the Company acquired a 51% controlling interest in American Retirement Villas Properties II, a California limited partnership, which owns five assisted living facilities and operates another five assisted living facilities pursuant to long-term operating leases. The Company acquired its interest in the partnership for its estimated fair market value and recorded the assets and liabilities acquired at their fair market value. No goodwill was recognized.

    INCOME (LOSS) PER SHARE

    Income (loss) per share is computed by dividing net income or loss, adjusted for the dividend declared on the preferred stock ($100,000 and $200,000 for the three and six month periods ended September 30, 1995, respectively), by the weighted average number of common shares outstanding including the effect of common stock equivalents unless they are anti-dilutive. Income (loss) per common share is based upon the following weighted average shares outstanding:
9,522,912 and 4,604,471 for the three months ending September 30, 1996 and 1995, respectively, and 9,215,236 and 4,705,133 for the six months ending September 30, 1996 and 1995, respectively, after giving effect to the reverse common stock split as described below.

(2) SHAREHOLDERS' EQUITY

    In July 1995 the Board of Directors authorized, contingent upon the completion of the Company's public offering, a 1-for-3.04 reverse common stock split. The public offering was completed on October 23, 1995. The results of this reverse common stock split, therefore, have been reflected in the financial statements.

(3) REDEMPTION OF CONVERTIBLE SUBORDINATED NOTES DUE 1999

    On July 10, 1996, the Company completed the redemption of its 10% Convertible Subordinated Notes due 1999 (the "1999 Notes") which had been called for redemption on April 10, 1996. The Company paid $1,067 plus accrued interest for each $1,000 principal amount of notes redeemed. Note holders were given the alternative to convert their notes into shares of common stock of the

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (CONTINUED)

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

    Upon the redemption of the 1999 Notes, the Company recognized a $386,000 extraordinary loss, net of a tax benefit of $231,000, for the early extinguishment of debt. This extraordinary loss consisted primarily of a 6.67% redemption premium and unamortized 1999 Note issuance costs at the time of redemption.

(4) COMMITMENTS AND CONTINGENT LIABILITIES

    The Company and its majority shareholders have guaranteed indebtedness of certain affiliated partnerships as follows:


                                                                Majority
                                                Company       Shareholders
                                                -------       ------------
                                                       (in thousands)
Notes secured by real estate ..............     $22,427            $13,677
Construction loans associated
  with the development and construction
  of affordable housing apartments ........     $34,552            $31,052

    The maximum aggregate amounts of guaranteed land and construction loans is $34.6 million at September 30, 1996.

    The maximum aggregate amounts of guaranteed unsecured revolving lines of credit was $400,000 at September 30, 1996.

    The Company has guaranteed tax credits for certain partnerships in the aggregate amount of $78.4 million, excluding interest, penalties or other charges which might be assessed against the partners.

    In management's opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements.


(5) RELATED PARTY TRANSACTIONS

    The Company has retained the investment banking firm of Benedetto, Gartland & Greene, Inc. (the "Firm") to act in an advisory capacity with respect to the Company's acquisition of limited partnership units in Senior Income Fund, L.P. John J. Rydzewski, a member of the Board of Directors of the Company, is a principal of the Firm and expected to share in the revenue paid to the Firm.
As of September 30, 1996, the Firm had been paid $100,000 for these services. On November 8, 1996, upon the filing with the Commission of the Company's tender offer (described in note (6)) the Firm earned an additional $100,000. The Firm has the ability to earn an additional $300,000 upon attainment of certain goals.


(6) SUBSEQUENT EVENT

    On November 8, 1996, a wholly owned subsidiary of the Company, LAVRA, Inc., a Delaware corporation ("LAVRA"), initiated a tender offer (the "Offer") to purchase up to 2,027,550 outstanding limited partnership units not already owned by LAVRA of an unaffiliated partnership, Senior Income Fund, L.P., a Delaware limited partnership, at a net cash price of $5.00 per unit less the amount of distributions made by the partnership from the date of the offer until the date on which the tendered units are purchased. Unless extended, the Offer will expire at 12:00 midnight, New York City time on Monday, December 9, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

    As of September 30, 1996, the Company operated 41 assisted living facilities ("ALFs") containing 5,161 units, including 2 owned by a limited partnership for which the Company serves as the managing general partner and facility manager ("Affiliated Partnership"). Of the remaining facilities, 22 are leased by the Company pursuant to long-term operating leases ("Leased ALFs") and 17 facilities are owned ("Owned ALFs") by the Company for its own account. Additionally, the Company was in various stages of development on 16 ALFs with an anticipated total of 2,219 units at September 30, 1996.

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

    Since commencing operation of ALFs for its own account in April 1994, the Company has embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALFs. The Company has focused its growth efforts on the acquisition and development of additional ALFs and expansion of services to its residents as they "age in place."

     Growth has been achieved through the acquisition of ALFs which the Company owns for its own account or leases pursuant to long-term operating leases with publicly traded real estate investment trusts that focus on health care related properties ("Health Care REITs"). Since April 1994 when the Company entered into its first long-term operating lease with a Health Care REIT, the Company has acquired for its own account or entered into long-term operating leases with Health Care REITs or other lessors, 39 ALFs totaling 4,905 units (95.0% of its current portfolio of 5,161 units). Of these ALFs, 24 facilities (2,476 units) were previously owned or leased by Affiliated Partnerships inclusive of 10 facilities (940 units) owned by American Retirement Villas Properties II, a California limited partnership in which a controlling interest was acquired, as described below. The remaining 15 facilities (2,429 units) were acquired from unrelated third-party owners.

    On August 23, 1996, the Company acquired a 51% controlling interest in American Retirement Villas Properties II, a California limited partnership, which has five Owned ALFs and five Leased ALFs totaling 940 units. The acquisition was completed pursuant to a tender offer for limited partnership units not already owned by the Company.

    In addition to its acquisition of ALFs, the Company, through ARV Health Care, Inc., a wholly-owned subsidiary ("ARV Health Care"), acquired all of the outstanding stock of SynCare, Inc., a California corporation ("SynCare"), and its three wholly owned subsidiaries, ProMotion Rehab, a California corporation ("ProMotion"), ProMotive Rehabilitation Services, a California corporation ("ProMotive") and BayCare Rehabilitative Services, Inc., a California corporation, ("BayCare") on August 22, 1996. SynCare, through its ProMotive and BayCare subsidiaries, provides physical, occupational and speech therapies primarily to residents of assisted living facilities in Southern and Northern California.

         At September 30, 1996, the Company had the following projects under development or construction and anticipates that the schedule set forth below can be met, although there can be no assurance in this regard. (See "Other Business -- Risks Common to the Company's Assisted Living Operations -- Development and Construction Risks.")

                                                         ANTICIPATED       ANTICIPATED
                                                             # OF          CONSTRUCTION         ANTICIPATED
FACILITIES UNDER CONSTRUCTION    LOCATION                   UNITS         COMMENCEMENT*          OPENING*
-----------------------------    --------                   -----         -------------          --------
Collier Park                     Beaumont, TX                 162       Under construction    4th Quarter 1996
Inn at Summit Ridge              Reno, NV                      76       Under construction    1st Quarter 1997
Vista del Rio                    Albuquerque, NM              150       Under construction    2nd Quarter 1997
Prospect Park                    Brooklyn, NY                 127       Under construction    2nd Quarter 1997
Las Posas                        Camarillo, CA                123       Under construction    3rd Quarter 1997
                                                            -----
Total Facilities
    Under Construction                                        638
                                                            -----

FACILITIES UNDER DEVELOPMENT
----------------------------


Bay Hill Park                    Plano, TX                    156         4th Quarter 1996    4th Quarter 1997
The Inn at Attleboro             Attleboro, MA                132         4th Quarter 1996    4th Quarter 1997
Waterside Villas                 Jamesburg, NJ                138         1st Quarter 1997    4th Quarter 1997
Tiffany Park                     Houston, TX                  167         1st Quarter 1997    1st Quarter 1998
The Lakes                        Ft. Myers, FL                136         1st Quarter 1997    1st Quarter 1998
Lakewood                         Denver, CO                   137         1st Quarter 1997    1st Quarter 1998
Woodbridge II                    Irvine, CA                   140         1st Quarter 1997    1st Quarter 1998
Park at Great Hills              Austin, TX                   150         2nd Quarter 1997    2nd Quarter 1998
University Villas                Highlands Ranch, CO          120         2nd Quarter 1997    2nd Quarter 1998
Park at Bay Terrace              Houston, TX                  155         2nd Quarter 1997    2nd Quarter 1998
Park at Cypresswood              Houston, TX                  150         2nd Quarter 1997    2nd Quarter 1998
                                                            -----
Total Facilities
    Under Development                                       1,581
                                                            -----

Total Facilities
    Under Construction
    and Development                                         2,219
                                                            =====

*        Denotes calendar quarters.





RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995.

    Consistent with the Company's growth strategy, revenue for the three months ended September 30, 1996 increased to $19.1 million from $6.5 million for the three months ended September 30, 1995 primarily due to an increase in assisted living facility revenue as described below.

    Assisted living facility revenue increased to $16.6 million for the three months ended September 30, 1996 from $4.8 million for the three months ended September 30, 1995. Assisted living revenue increased due to an increase in the number of Owned ALFs and Leased ALFs. As of September 30, 1996, the Company operated 39 ALFs for its own account consisting of 22 Leased ALFs and 17 Owned ALFs. For the three months ended September 30, 1995, the Company operated nine Leased ALFs pursuant to long-term operating leases with a Health Care REIT.

    Services revenue increased to $1.8 million for the three months ended September 30, 1996 from $1.4 million for the three months ended September 30, 1995. The acquisition of SynCare on August 22, 1996 contributed $566,000 to service revenue which offset a $389,000 decrease in management fees from $804,000 for the three months ended September 30, 1995 to $415,000 for the three months ended September 30, 1996. Management fees decreased due to the fact that the Company no longer provides management services to

Affiliated Partnerships with respect to ALFs sold by the Affiliated
Partnerships to Health Care REITs. Instead, the Company now receives assisted living facility revenue from these Leased ALFs. Additionally, due to the Company's purchases of controlling interests in certain Affiliated Partnerships, it now recognizes management fees only to the extent such fee income is not eliminated in consolidation. Development fees increased to $783,000 for the three months ended September 30, 1996 from $564,000 for the three months ended September 30, 1995.

    Interest income increased to $461,000 for the three months ended September 30, 1996 from $14,000 for the three months ended September 30, 1995 primarily due to interest earned on larger cash balances following the completion of the Company's $57.5 million private placement offering of 6 3/4 % Convertible Subordinated Notes due 2006 (the"Note Offering"or the "2006 Notes") as well as interest earned on restricted cash used as collateral for security deposits on Leased ALFs.

    Expenses increased to $17.7 million for the three months ended September 30, 1996 from $7.1 million for the three months ended September 30, 1995 primarily due to additional assisted living facility operating and lease expenses.

    Assisted living facility operating and lease expenses increased to $10.3 million and $2.9 million, respectively, for the three months ended September 30, 1996 from $3.2 million and $1.4 million, respectively, for the three months ended September 30, 1995. These increases were primarily due to the purchase of 17 Owned ALFs and the addition of 13 Leased ALFs by the Company between October 1995 and September 30, 1996. During the three months ended September 30, 1995, the Company operated nine Leased ALFs.

    General and administrative expenses decreased to $1.6 million for the three months ended September 30, 1996 from $1.9 million for the three months ended September 30, 1995. The decline was primarily a result of a decrease in the amount of resources required as the Company completes the remainder of the apartment projects under development pursuant to the Federal Tax Credit Program and discontinues further development activities in this area.

    Depreciation and amortization expenses increased to $903,000 for the three months ended September 30, 1996 from $159,000 for the three months ended September 30, 1995. The increased depreciation and amortization expense incurred during the three months ended September 30, 1996 is primarily due to depreciation and amortization charges primarily associated with the Company's Owned ALFs.

    Other expenses increased to $734,000 for the three months ended September 30, 1996 from $20,000 for the three months ended September 30, 1995 primarily as a result of $682,000 incurred in the operations of ARV Health Care following the acquisition of SynCare.

    Interest expense increased to $1.3 million for the three months ended September 30, 1996 from $281,000 for the three months ended September 30, 1995 primarily as a result of interest incurred on the 2006 Notes as well as mortgage interest on Owned ALFs.

     Income tax expense before minority interest and extraordinary item increased by $610,000 from a tax benefit of $101,000 for the three months ended September 30, 1995 to a tax expense of $509,000 for the three months ended September 30, 1996. The increase is a result of a provision for taxes on operating profits before minority interest and extraordinary item of $1.4 million earned by the Company during the three months ended September 30, 1996 compared with a loss of $576,000 for the three months ended September 30, 1995.

    Minority interest in earnings of consolidated partnerships is the result of consolidation of partnerships in which the Company purchased a controlling interest during the three months ended September 30, 1996.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1995.

    Consistent with the Company's growth strategy, revenue for the six months ended September 30, 1996 increased to $34.4 million from $10.9 million for the six months ended September 30, 1995 primarily due to an increase in assisted living facility revenue as described below.

    Assisted living facility revenue increased to $30.0 million for the six months ended September 30, 1996 from $7.9 million for the six months ended September 30, 1995. Assisted living revenue increased due to an increase in the number of Owned ALFs and Leased ALFs. As of September 30, 1996, the Company operated 39 ALFs for its own account consisting of 22 Leased ALFs and 17 Owned ALFs. For the six months ended September 30, 1995, the Company operated nine Leased ALFs pursuant to long-term operating leases with a Health Care REIT.

    Services revenue increased to $2.7 million for the six months ended September 30, 1996 from $2.3 million for the six months ended September 30, 1995. The acquisition of SynCare on August 22, 1996 contributed $566,000 to service revenue which offset a $627,000 decrease in management fees from $1.6 million for the six months ended September 30, 1995 to $1.0 million for the six months ended September 30, 1996. Management fees decreased due to the fact that the Company no longer provides management services to Affiliated Partnerships with respect to ALFs sold by the Affiliated Partnerships to Health Care REITs. Instead, the Company now receives assisted living facility revenue from these Leased ALFs. Development fees increased to $1.1 million for the six months ended September 30, 1996 from $710,000 for the six months ended September 30, 1995.

    Interest income increased to $1.3 million for the six months ended September 30, 1996 from $201,000 for the six months ended September 30, 1995 primarily due to interest earned on larger cash balances following the completion of the Note Offering as well as interest earned on restricted cash used as collateral for security deposits on Leased ALFs.

    Other income increased by $58,000 to $425,000 for the six months ended September 30, 1996 from $367,000 for the six months ended September 30, 1995. During the six months ended September 30, 1995, the Company earned $269,000 as a result of its general partnership interest in entities which sold their facilities to Health Care REITs.

    Expenses increased to $32.7 million for the six months ended September 30, 1996 from $12.5 million for the six months ended September 30, 1995 primarily due to additional assisted living facility operating and lease expenses.

    Assisted living facility operating and lease expenses increased to $18.8 million and $5.6 million, respectively, for the six months ended September 30, 1996 from $5.2 million and $2.2 million respectively, for the six months ended September 30, 1995. These increases were primarily due to the purchase of 13 Owned ALFs and the addition of 17 Leased ALFs by the Company between October 1995 and September 30, 1996. During the six months ended September 30, 1995, the Company operated nine Leased ALFs.

    General and administrative expenses decreased to $3.2 million for the six months ended September 30, 1996 from $3.9 million for the six months ended September 30, 1995. The decline was primarily a result of a decrease in the amount of resources required as the Company completes the remainder of the apartment projects under development pursuant to the Federal Tax Credit Program and discontinues further development activities in this area.

    Depreciation and amortization expenses increased to $1.6 million for the six months ended September 30, 1996 from $363,000 for the six months ended September 30, 1995. The increased depreciation and amortization expense incurred during the six months ended September 30, 1996 is due to depreciation and amortization charges primarily associated with the Company's Owned ALFs.

    Other expenses increased to $795,000 for the three months ended September 30, 1995 from $287,000 for the three months ended September 30, 1995 primarily as a result of $682,000 incurred in the operations of ARV Health Care following the acquisition of SynCare. This increase was offset by a reduction of $174,000 in accounts receivable and discontinued project costs written off by the Company in connection with direct and indirect development costs related to the discontinuance of projects that did not meet the Company's criteria for continued development. The majority of these costs incurred during the three month period ended June 30, 1995 were associated with projects considered for inclusion in the Federal Tax Credit Program.

    Interest expense increased to $2.7 million for the six months ended September 30, 1996 from $530,000 for the six months ended September 30, 1995 primarily as a result of interest incurred on the 2006 Notes as well as mortgage interest on Owned ALFs.

     Income tax expense before minority interest and extraordinary item increased by $828,000 from a tax benefit of $232,000 for the six months ended September 30, 1995 to a tax expense of $596,000 for the six months ended September 30, 1996. The increase is a result of a provision for taxes on operating profits before minority interest and extraordinary item of $1.8 million earned by the Company during the six months ended September 30, 1996 compared with a loss of $1.6 million for the six months ended September 30, 1995.

         During the six months ended September 30, 1996, the Company recognized an extraordinary loss of $386,000, net of income tax benefit of $231,000 resulting primarily from the early extinguishment of the 1999 Notes. Pursuant to the terms of the 1999 Notes, Note holders who chose to redeem their 1999 Notes rather than convert into common stock were paid a premium of 6.7% upon redemption. These premiums totaled $261,000. Additionally, unamortized note issuance costs of $335,000 were expensed upon the redemption.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's unrestricted cash balances were $16.8 million and $7.5 million at September 30, 1996 and March 31, 1996, respectively.

    In April 1996, the Company successfully completed the $57.5 million private placement offering of its 2006 Notes ("The Note Offering"). Each $1,000 principal amount of the 2006 Notes outstanding is: (i) convertible at any time prior to maturity after 90 days from issuance, unless previously redeemed, into approximately 54 shares of Common Stock (a conversion ratio equal to $18.57 per share), subject to adjustment, (ii) accrues interest from April 1, 1996 at 6.75% per annum, payable in arrears semi-annually on October 1 and March 1 of each year, commencing October 1, 1996, (iii) is unsecured and subordinated to certain present and future Senior Indebtedness (as defined in the 2006 Notes) of the Company and is structurally subordinated to all indebtedness of subsidiaries of the Company, (iv) is non-callable by the Company for a period of three years until April 1, 1999 (the "Non-call Period"), and (v) is redeemable for cash at the option of the Company following the expiration of the Non-call Period upon not less than 20 nor more than 60 days prior notice, together with accrued interest to the redemption date, at premiums declining ratably from 104.725% prior to April 1, 2000 to 100.675% prior to maturity.

    The 2006 Notes were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"). The Company has agreed to file and cause to become effective a shelf registration statement under the Securities Act, relating to resales of the 2006 Notes and the Common Stock issuable upon conversion thereof. If such registration statement is not filed or has not become effective in the time periods set forth in the 2006 Notes, the Company will pay liquidated damages to all holders of the 2006 Notes.

    The Note Offering generated net proceeds to the Company of approximately $55.2 million. The net proceeds of the 2006 Notes have been used to retire the 1999 Notes, acquire ALFs and land, fund preconstruction development activities, reduce short-term liabilities, purchase interests in Affiliated Partnerships, make security deposits on Leased ALFs, and provide for working capital.

    In September 1996, the Company obtained a $10 million line of credit from Imperial Bank (the "Imperial Bank Line") to be used for acquisition, development and general corporate purposes. As of September 30, 1996, the Company had used the Imperial Bank Line to provide letters of credit as security deposits for Leased ALFs. By doing so, the Company was able to release $4.1 million of restricted cash previously used as collateral for letters of credit for Leased ALFs.

    On September 30, 1996, the Company borrowed $8.8 million under its $35 million credit line with Bank United of Texas (the "Bank United Line"). These borrowings, which are cross-defaulted and cross-collateralized, were secured by mortgages recorded against two of the Company's Owned ALFs. In addition, the Company borrowed $5.0 million under the Imperial Bank Line on September 30, 1996, which it subsequently repaid in October 1996.

    Working capital increased to $25.0 million as of September 30, 1996, compared to working capital of $10.0 million at March 31, 1996 resulting primarily from the sale of the 2006 Notes and $8.8 million of mortgage financing under the Bank United Line and $5.0 million borrowed under the Imperial Bank Line.

    For the six months ended September 30, 1996 cash provided by operating activities was $1.1 million, while the Company used cash in operating activities of $4.8 million for the six months ended September 30, 1995. For the six months ended September 30, 1996, the primary components of cash provided by operating activities were net income before extraordinary item increased by non-cash charges for depreciation and amortization along with increases in accrued liabilities and deferred revenue offset by increases in other assets. For the six months ended September 30, 1995, the $4.8 million of cash used by operating activities was principally the result of a net loss of $1.4 million sustained during the six month period, increased by reductions in liabilities of $1.7 million and increases in other assets of $1.7 million.

    Cash used in investing activities was $58.0 million for the six months ended September 30, 1996, compared to $631,000 for the six months ended September 30, 1995. For the six months ended September 30, 1996, purchases of ALFs and investments in real estate used $48.4 million while purchases of partnership interests used $13.9 million. For the six months ended September 30, 1995, the primary components of the $631,000 used by investing activities were proceeds of $5.1 million from the sale of the Villa de Palma ALF which were offset by $1.8 million used to provide leased property security deposits and $2.0 million used to purchase fixed assets and limited partnership interests.

    Net cash provided by financing activities during the six months ended September 30, 1996 was $66.3 million compared to $7.0 million for the six months ended September 30, 1995. During the six months ended September 30, 1996, the primary sources of cash provided by financing activities were the 2006 Notes which generated $55.2 million to the Company after issuance costs and borrowings of $20.1 million. These sources were offset by the $386,000 loss from the early extinguishment of debt and the Company's repayment of $7.1 million of debt and $1.7 million paid to redeem the 1999 Notes. For the six months ended September 30, 1995, the Company received $12.2 million, after issuance costs, from the issuance of the 1999 Notes and $262,000 from the sale of common stock to the ESOP. These amounts were offset by expenditures of $5.0 million to repay debt, $350,000 to purchase shares of its common stock from former employees and dividends of $200,000 paid on the Company's 8% Convertible, Redeemable Preferred Stock.

    The Company's capital requirements include acquisition and rehabilitation costs of ALFs, security deposits on Leased ALFs, ALF pre- development costs, and initial operating costs of newly developed ALFs, payment of interest, owner's equity contributions in connection with certain Affiliated Partnerships financed under the Federal Tax Credit Program, and working capital. The Company is discontinuing its future activities with respect to tax credit partnership developments and, accordingly, expects that its future outlays for existing developments will diminish. The Company is contingently liable for (i) certain secured and unsecured indebtedness of affiliates which it has guaranteed and
(ii) tax credit guaranties. While the Company currently generates sufficient cash from operations to fund its recurring working capital requirements, the Company anticipates that it will be necessary to obtain additional financing in order to continue its aggressive growth strategy. Moreover, there can be no assurances that the Company will be able to obtain financing on favorable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. OTHER INFORMATION.

        Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has made forward-looking statements in this report concerning, among other things, the impact of future acquisitions and developments, if any, and the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

        The Company has experienced rapid growth through the acquisition of existing ALFs and by acquiring property for the development of new ALFs. Although the Company has been successful in implementing its growth strategy, certain risks are inherent with the execution of this plan. These risks include, but are not limited to, access to capital necessary for acquisition and development, the Company's ability to sustain and manage growth, governmental regulation, competition, and the risks common to the assisted living industry.

CAPITAL REQUIREMENTS

         In implementing its planned growth strategy by acquiring existing ALFs and properties for development, and in funding development of acquired properties, as of September 30, 1996, the Company has expended all of the $98.3 million net proceeds received from the initial public offering of its stock (the "IPO Offering") and the Note Offering. Additionally, as of September 30, 1996, the Company had borrowed $25.2 million to partially fund the costs of facility acquisitions. The Company has entered into separate agreements with Health Care REIT, Inc., Bank United of Texas and Imperial Bank to provide up to $105 million of additional financing for acquisitions, development and general corporate purposes.

         The Company estimates that the net proceeds of these financing agreements, in conjunction with other financial resources, will provide adequate capital to fund the Company's acquisition and development program for additional ALFs over the next 12-18 months. The Company will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance its growth strategy, including the acquisition and development of facilities as well as other capital expenditures and additional funds to meet increased working capital requirements. The Company may finance future acquisitions and development through a combination of its cash reserves, its cash flows from operations, utilization of its current lines of credit, sale/leaseback arrangements with respect to its Owned ALFs, and additional indebtedness or public or private sales of debt securities or capital stock. There can be no assurance, however, that funds will be available on terms favorable to the Company, that such funds will be available when needed, or that the Company will have adequate cash flows from operations for such requirements.

HISTORY OF LOSSES

         For the most recent quarter ended September 30, 1996, the Company earned net income of $747,000 compared to a net loss of $475,000 for the same period in the prior year. At September 30, 1996, the Company's accumulated deficit was $7.0 million. The Company also experienced significant negative operating cash flow in the most recently completed fiscal year and had an accumulated deficit of $7.6 million as of March 31, 1996. The Company's net losses have resulted principally from (i) the development of its affordable apartment communities financed through the Federal Tax Credit Program, in which the Company receives fees that are not recognized under generally accepted accounting principles until certain risks associated with the assumed operating deficits and tax credit guaranties have been reduced to specified levels, (ii) the expansion of the Company's staffing and infrastructure to accommodate the Company's acquisition and development strategy and (iii) certain discontinued project costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."There can be no assurance that the risks associated with the tax credit financed developments will be reduced sufficiently to allow recognition of the associated fees, that other similar costs and expenses or losses will not occur in the future or that other expected revenue will be recognized when expected. See "--Indebtedness, Lease and Other Obligations of the Company," "--Tax Credit Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and "--Liquidity and Capital Resources."


RAPID GROWTH

         Management of Growth. As part of its ongoing business, the Company has experienced and expects to continue to experience rapid growth. The
Company is planning significant expansion both through internal expansion and acquisitions and development. In order to maintain and improve operating results, the Company's management must manage growth and expansion effectively. See "--Risks Common to the Company's Assisted Living Operations." The Company's ability to manage its growth effectively requires it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. As the Company continues its expansion, it may become more difficult to manage geographically dispersed operations. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

         External Growth. In line with its growth strategy, the Company has entered into, and will continue to enter into, a number of agreements to acquire properties for development and for the acquisition of existing ALFs which are subject to certain conditions. There can be no assurance that one or more of such acquisitions will be completed or that the Company will be able to find additional suitable properties and ALFs to continue its current rate of growth. The Company has recently experienced a slowing of its growth through acquisition of ALFs due to what management believes is a current shortage of suitable ALFs available for acquisition. Although management believes that this is a temporary situation, there can be no assurance that suitable ALFs will become available for future acquisition. Similarly, the Company has acquired a number of properties to be developed into ALFs. The development of ALFs is subject to a number of risks, many of which are outside the Company's control. There can be no assurance that the Company will be able to complete its planned facilities in the manner, for the amount, or in the time frame currently anticipated. Delays in the progress or completion of development projects could affect the Company's ability to generate revenue or to recognize revenue when anticipated. See "--Risks Common to the Company's Assisted Living and Apartment Operations--Development and Construction Risks."

COMPETITION

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

         Moreover, in the implementation of the Company's growth program, the Company expects to face competition for the acquisition and development of ALFs. Some of the Company's present and potential competitors are significantly larger or have, or may obtain, greater financial resources than those of the Company. Consequently, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to attract residents or expand its business, or could increase the cost of future acquisitions, each of which could have a material adverse effect on the Company's financial condition, results of operations and prospects.

INDEBTEDNESS, LEASE AND OTHER OBLIGATIONS OF THE COMPANY

         The Company has financed, and will continue to finance, the acquisition and development of ALFs through a combination of loans, leases and other obligations. As of September 30, 1996, the Company had outstanding consolidated indebtedness of $93.0 million, including $57.5 million of the Company's 2006 Convertible Notes, the holders of which have the right to convert such notes into the common stock of the Company at any time on or before maturity of the notes.  In addition, at September 30, 1996, the Company
had $8.3 million in notes maturing within two years.   As a result, a portion of
the Company's cash flow will be devoted to debt service. There is a risk that the Company will not be able to generate sufficient cash flow from operations to cover required interest and principal payments.

         At September 30, 1996, approximately $15.0 million of the Company's indebtedness bore interest at floating rates. Indebtedness that the Company has since that date incurred and may incur in the future may also bear interest at a floating rate or be fixed at some time in the future. Therefore, increases in prevailing interest rates could increase the Company's interest payment obligations and could have an adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has guaranteed mortgage and construction debt as well as credit lines for the benefit of Affiliated Partnerships of up to approximately $57.4 million, including $49.6 million outstanding as of September 30, 1996, of which $27.7 million will become due and payable within the next two years. This effectively subjects the Company to risks normally associated with leverage, including the risk that Affiliated Partnerships will not be able to refinance this debt with permanent financing, an increased risk of partnership cash flow deficits, and the risk that if economic performance of any mortgaged asset declines, the obligation to make payments on the mortgage debt may be borne by the Company, which could adversely affect the Company's results of operations and financial condition. Because certain of the indebtedness which the Company has guaranteed bears interest at rates which fluctuate with certain prevailing interest rates, increases in such prevailing interest rates could increase the Company's interest payment obligations and could have an adverse effect on the Company's results of operations and financial condition.

         In addition, as of September 30, 1996, the Company is a party to long-term operating leases for certain of its Leased ALFs, which leases require minimum annual lease payments aggregating $10.9 million for fiscal year 1997, and intends to enter into additional long-term operating leases in the future. These leases typically have an initial term of 10 to 15 years, and in general are not cancelable by the Company.

         The Company also has entered into guarantees (the "Tax Credit Guarantees") which extend 15 years after project completion, relating to certain developments financed under the Federal Tax Credit Program with respect to (i) lien free construction, (ii) operating deficits and (iii) maintenance of tax credit benefits to certain corporate investors, the obligations under which, excluding potential penalties and interest factors, could amount to an approximate limit of $78.4 million as of September 30, 1996. There can be no assurance that the Company will be able to generate sufficient cash flow from operations to cover required interest, principal and lease payments, or to perform its obligations under the guaranties to which it is party were it called on to do so.

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

GENERAL PARTNER LIABILITY AND STATUS

         The Company, directly or through its subsidiaries, is a general partner in 21 partnerships. As a general partner, it is liable for partnership obligations such as partnership indebtedness, which at September 30, 1996, was approximately $50.5 million, potential liability for construction defects, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could materially adversely affect the Company's results of operations and financial condition.

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

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS

         On August 22, 1996, a wholly-owned subsidiary of the Company, ARV Health Care, Inc., acquired all of the stock in three corporations, BayCare Rehabilitative Services Inc. and ProMotive Rehabilitation Services (collectively, "Geri Care"), and Pro Motion Rehab. These corporations specialize in rehabilitative services, including speech, occupational and physical therapy. Based on the billing records of Geri Care, revenue received directly or indirectly from the Medicare program for Geri Care's services represent a significant portion of Geri Care's net revenue. The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, all of which could have the effect of limiting or reducing reimbursement levels for Geri Care's services. During late 1995, Congress considered (but did not enact) legislation to reduce Medicare spending significantly. The Company cannot predict whether any changes in this program will be adopted or, if adopted, the effect, if any, such changes will have on the Company. Any significant decrease in Medicare reimbursement levels could have a material adverse effect on the Company. There can be no assurance that facilities operated by Geri Care or facilities in which Geri Care manages rehabilitation management programs (including 25 facilities owned, leased or managed by the Company) will continue to receive Medicare payments at current levels.

         Geri Care bills Medicare monthly for services provided and is reimbursed on a cost basis, subject to certain adjustments. Geri Care submits cost reports to the Health Care Financing Administration ("HCFA") on an annual basis and is subject to having amounts previously reimbursed adjusted retroactively. The result of a retroactive reimbursement would be either a requirement to repay the amount previously reimbursed or an adjustment downward in future reimbursements for services rendered, or both. The Company has reviewed cost reports for Geri Care filed prior to August 22, 1996, and is preparing cost reports to be filed as of August 22, 1996. The Company has established reserves for amounts which it reasonably believes may be adjusted by HCFA, but there can be no certainty that significant charges in addition to those reserved for may be denied, which could materially adversely affect the Company's results of operations and financial condition.

         A certain portion of the Company's general and administrative expenses are believed to be reimbursable by Medicare because the Company provides accounting, legal and general office services to Geri Care. To the extent Medicare would deny reimbursement for such overhead, the Company's general and administrative expenses will increase accordingly.

GOVERNMENT REGULATION

         Assisted Living. Health care is an area subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. While a number of states have not yet enacted specific assisted living regulation, the Company is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities in which it operates or intends to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payors. In addition, the President and Congress have in the past, and may in future, propose health care reforms which could impose additional regulations on the Company or limit the amounts that the Company may charge for its services. The Company cannot make any assessment as to the ultimate timing and impact that any pending or future health care reform proposals may have on the assisted living, nursing facility and rehabilitation care industries, or on the health care industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or results of operations of the Company.

         Additionally, a portion of the Company's revenue (approximately 7% of the Company's assisted living revenue) is derived from residents who are recipients of Social Security Income ("SSI") SSI payments. Revenue derived from these residents is generally lower than that received from the Company's other residents and could be subject to payment delay. There can be no assurance that the Company's proportionate percentage of revenue received from SSI receipts will not increase, or that the amounts paid under SSI programs will not be further limited. In addition, if the Company were to become a provider of services under the Medicaid program, the Company would be subject to Medicaid regulations designed to limit fraud and abuse, violations of which could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

         Rehabilitation Services. The cost of many of the services offered by Geri Care and ProMotion Rehab are reimbursed or paid for by Medicare and, therefore, the corporations providing these services are subject to the HCFA rules governing survey and certification. While the Company believes these corporations and the rehabilitation services provided by them are in substantial compliance with program requirements, the corporations could be subject to adjustments in reimbursement or penalties due to an alleged failure to comply with regulatory requirements.


INTEGRATION OF ACQUISITIONS

         Prior to August 1996, the Company had not provided healthcare services other than those associated with its assisted living licensure requirements.
In August 1996, the Company acquired Geri Care and Pro Motion Rehab, which include rehabilitation services and a Medicare Part B billing and supply component. Due in part to differences between the historical core business of the Company and those of the acquired businesses, such acquisitions have placed and may continue to place significant demands on the Company's management and other resources. There can be no assurance that these business can be integrated successfully, that there will be any operating efficiencies between the businesses or that the combined businesses can be operated profitably. The Company may acquire other complementary businesses in the future. The failure to integrate and operate these or other acquired companies successfully could have a material adverse effect on the Company's business and future prospects.

RISKS COMMON TO THE COMPANY'S ASSISTED LIVING OPERATIONS

         Staffing and Labor Costs. The Company competes with other providers of assisted living and senior housing with respect to attracting and retaining qualified personnel. The Company also is dependent upon the available labor pool of employees. A shortage of qualified personnel may require the Company to enhance its wage and benefits package in order to compete. In addition, many health care workers in the nursing home industry are unionized. While none of the Company's employees are currently unionized, any unionization or threat of unionization of workers in the assisted living industry or at the Company's facilities could increase the Company's labor costs. No assurance can be given that the Company's labor costs will not increase, or that if they do increase, they can be matched by corresponding increases in rental or management revenue.

         Obtaining Residents and Maintaining Rental Rates. As of September 30, 1996, the ALFs owned or operated by the Company had a combined occupancy rate of 89%. Lease-up on development projects may take longer than assumed periods of time, thereby lengthening the time in which newly developed ALFs are experiencing start-up losses. The Company may revise its schedule of construction of new developments in order to phase in start-up losses from new ALFs. Occupancy may drop in ALFs acquired by the Company due to re-evaluation of residents regarding retention criteria, changes in management and staffing, and implementation of the Company's assisted living programs. There can be no assurance that, at any time, any ALF will be substantially occupied at assumed rents. In addition, lease-up and full occupancy may be achievable only at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased.
Because rent increases generally can only be implemented at the time of expiration of leases, rental increases may lag behind increases in operating expenses. In addition, the failure of the Company to generate sufficient revenue could result in an inability to meet minimum rent obligations under the Company's long-term operating leases and make interest and principal payments on its indebtedness.

         General Real Estate Risks. The performance of the Company's ALFs is influenced by factors affecting real estate investments, including the general economic climate and local conditions, such as an oversupply of, or a reduction in demand for, ALFs. Other factors include the attractiveness of properties to tenants, zoning, rent control, environmental quality regulations or other regulatory restrictions, competition from other forms of housing and the ability of the Company to provide adequate maintenance and insurance and to control operating costs, including maintenance, insurance premiums and real estate taxes. At the time the Company acquires existing ALFs, budgets for known rehabilitation expenses are prepared and funds therefor are reserved. Unknown or unforeseen rehabilitation expenses may be incurred. Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. Any failure by the Company to integrate or operate acquired ALFs effectively may have a material adverse effect on the Company's business, financial condition and results from operations. In addition, the Company currently leases facilities from only two Health Care REITs. A third REIT has committed to provide financing, but has not yet done so. The lease agreements with each of the Health Care REITs are interconnected in that the Company will not be entitled to exercise its right to renew one lease with a particular Health Care REIT without exercising its right to renew all other leases with that health care REIT and that leases with each Health Care REIT contain certain cross default provisions. Therefore, in order to exercise all lease renewal terms, the Company will be required to maintain and rehabilitate the leased ALFs on a long-term basis. The Company anticipates that similar renewal and cross-default provisions will be included in leases with other Health Care REITs.

         Bond Financing. The Company has entered into a long-term lease of an ALF, the acquisition and construction of which are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the facility must comply with certain federal income tax requirements, principally pertaining to the maximum income level of a specified portion of the residents. The Company anticipates executing additional leases for ALFs to be constructed with bond financing, and the same and possibly additional restrictions are anticipated to be imposed for such facilities. Failure to satisfy these requirements will constitute an event of default under the lease, thereby accelerating its termination.
Failure to obtain low-income residents in the sequence and time required, could materially affect the lease-up schedule and, therefore, cash flow from such facilities.

         Development and Construction Risks. As part of its growth strategy during the next few years, the Company plans to develop a number of new
ALFs. The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. The successful development of additional ALFs involves a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. Development schedules may be changed by the Company in order to accommodate requirements of staffing of new ALFs and to allow a phase-in of start-up losses inherent in the marketing and lease-up of new facilities. Certain construction risks are beyond the Company's control, including strikes, adverse weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost of construction and the time required to complete construction to exceed estimates. If construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property in construction carries with it its own risks such as construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them vary widely from state to state, and from community to community within a state.

         Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances including, without limitation, asbestos-containing materials ("ACMs"), which could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator know of, or was responsible for, the presence of the hazardous or toxic substances. When acquiring land for development or existing facilities, the Company typically obtains environmental reports on the properties as part of its due diligence in order to lessen its risk of exposure. Nonetheless, the costs of any required remediation or removal of these substances could be substantial and the owner's liability as to any property is generally not limited under such laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or any entity who arranges for the disposal of hazardous or toxic substances such as ACMs at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. When entering into leases with Health Care REITs and other landlords of facilities, the Company typically enters into environmental indemnity agreements in which it agrees to indemnify the landlord against all risk of environmental liability both during the term of the lease and beyond such term. In connection with the ownership or operation of its or its Affiliated Partnerships' properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

         Restrictions Imposed by Laws Benefitting Disabled Persons. Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may require modifications to existing and planned properties to create access to the properties by disabled persons. While the Company believes that its properties are substantially in compliance with present requirements or are exempt therefrom, and attempts to check for such compliance in all facilities it considers acquiring, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons and the costs of compliance therewith could be substantial.

         Geographic Concentration. A substantial portion of the business and operations of the Company are conducted in California, where 29 of the 57 assisted living facilities operated, managed or in development by the Company are located. Other regional concentrations of assisted living facilities are planned for Florida, Texas, the Midwest and the Northeast. The creation of regions allows the Company to manage the ALFs without undue increases in management personnel. The market value of these properties and the income generated from properties managed or leased by the Company could be negatively affected by changes in local and regional economic conditions or the laws governing, and regulatory environment in, states within those regions, and by acts of nature. There can be no assurance that such geographic concentration will not have an adverse effect on the Company's business, financial condition, results of operations and prospects.

         Insurance. The Company currently maintains insurance policies in amounts and with such coverage and deductibles as it believes are adequate, based on the nature and risks of its business, historical experience and industry standards. The Company's business entails an inherent risk of liability. In recent years, participants in the assisted living industry, including the Company, have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which may involve large claims and significant legal costs. The Company is from time to time subject to such suits as a result of the nature of its business. There can be no assurance that claims will not arise which are in excess of the Company's insurance coverage or are not covered by the Company's insurance coverage. A successful claim against the Company not covered by, or in excess of, the Company's insurance, could have a material adverse effect on the Company's financial condition and results of operations. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company's ability to attract residents or expand its business and would require management to devote time to matters unrelated to the operation of the Company's business. In addition, the Company's insurance policies must be renewed annually and there can be no assurance that the Company will be able to continue to obtain liability insurance coverage in the future or, if available, that such coverage will be available on acceptable terms.

CONFLICTS OF INTEREST

         Certain of the Company's executive officers and Directors may, by virtue of their investment in or involvement with entities providing services, office space or guaranties to the Company or to Company-sponsored partnerships, have an actual or potential conflict of interest with the interests of the Company.

         In addition, the Company is the managing general partner and facilities manager for partnerships owning or leasing 13 ALFs and various apartment communities. By serving in both capacities, the Company has conflicts of interest in that it has both a duty to act in the best interests of the limited partners of those partnerships and the desire to maximize earnings for the Company's shareholders in the operation of those assisted living facilities and apartment communities.

TAX CREDIT PROPERTIES

         The Company's tax credit partnerships obtain equity capital to build apartments through the sale of tax credits under the Federal Tax Credit Program. In order to qualify for the Federal Tax Credit Program, the owner of the project must agree to restrict the use of the property for moderate- to low-income purposes for a period of 15 years. Some tax credit financed partnerships for which the Company serves as general partner have entered into agreements restricting use of their respective properties for moderate- to low-income housing purposes for periods of up to 40 years beyond the base 15-year compliance period. All tax credit projects must be placed in service by the end of the second calendar year after the year in which the initial allocation of tax credits was made. In addition, if all apartments in a project are not initially occupied during the year in which tax credits are first taken, this could cause a delay in the timing in which tax credits may be offset against income and/or cause a forfeiture of some of the tax credits. Failure to place a tax credit project in service or cause the apartments to be initially occupied on a timely basis is likely to cause the forfeiture of some or all the tax credits allocated and would trigger the Company's obligations under the Tax Credit Guarantees (see "--Indebtedness, Lease and Other Obligations of the Company") or otherwise risk exposure of liability to limited partners of the tax credit partnerships. In addition, projects financed under the Federal Tax Credit Program are subject to detailed regulations concerning tenant income and other requirements. The Internal Revenue Service has identified these regulations as being the subject of increased scrutiny regarding compliance of applicable regulations under the Internal Revenue Code of 1986 as amended (the "Code"). While the Company believes that it is currently in compliance with applicable regulations, no assurance can be given that the Company will not be challenged in this regard. These restrictions may limit the Company's management of and ability to sell properties developed under the Federal Tax Credit Program.

         Although the Company does not anticipate the development of new properties under the Federal Tax Credit Program to be a significant source of its growth, changes to federal or state tax laws or to the Federal Tax Credit Program could reduce or eliminate the value or availability of the tax credits and, accordingly, the Company's ability to engage in this aspect of its business.

SHARES ELIGIBLE FOR FUTURE SALE

         As of September 30, 1996, the Company had outstanding 9,646,127 shares of Common Stock, assuming no conversion of the Company's 2006 Notes or exercise of outstanding warrants and options. Of these shares, 3,565,000 shares of Common Stock sold in the IPO Offering, and approximately 1,804,882 shares which became unrestricted following the IPO Offering are tradable without restriction or limitation under the Securities Act, except for any shares purchased by "affiliates" of the Company which will be subject to the resale limitations under Rule 144 of the Securities Act. The remaining 4,276,245 outstanding shares of Common Stock are "restricted securities" within the meaning of Rule 144 (the "Restricted Shares"). The Restricted Shares may not be sold except in compliance with the registration requirements of the Securities Act or pursuant to an exemption, including that provided by Rule 144.

         The Company issued 657,805 shares of Common Stock upon its call for redemption of the Series A Preferred Stock in 1996, of which approximately 78,400 shares were tradable at December 31, 1995 and 579,400 shares will be tradable without registration by December 31, 1996. The Company issued 903,373 shares of Common Stock upon its call for redemption of its 1999 Convertible Notes in 1996, of which approximately 53,445 and 849,928 shares have or will become tradable without registration in 1996 and 1997, respectively. The Company issued an aggregate of 85,146 restricted shares to the former shareholders of SynCare, Inc. in 1996, all of which will be tradable without registration in September 1998. The Commission has proposed to amend the holding period required by Rule 144 to permit sales of "restricted securities" after one year rather than the current two years (and two years rather than three years for "non-affiliates" who desire to trade free of other Rule 144 restrictions). If such proposed amendment were enacted, the "restricted securities" described above would become freely tradable (subject to any applicable contractual restrictions) at correspondingly earlier dates. In addition, options to purchase a total of 636,892 shares of Common Stock and warrants to purchase a total of 161,970 shares of Common Stock are outstanding as of September 30, 1996. Since September 30, 1996, no warrants have been exercised.

         Sales of substantial amounts of Common Stock in the public market under Rule 144 or otherwise, and the potential for such sales, may have a material adverse effect on the prevailing market price of the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.


VOLATILITY OF STOCK PRICE

         Sales of substantial amounts of shares of Common Stock in the public market or the perception that those sales could occur could adversely affect the market price of the Common Stock and the Company's ability to raise additional funds in the future in the capital markets. The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares of the Common Stock, variations in the Company's operating results, changes in earnings estimates by securities analysts, publicity regarding the industry or the Company and the adoption of new statutes or regulations (or changes in the interpretation of existing statutes or regulations) affecting the health care industry in general or the assisted living industry in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the shares of Common Stock.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS; ANTI-TAKEOVER MEASURES

         As of March 31, 1996, the Company's Directors and executive officers and their affiliates beneficially own approximately 33% of the Company's outstanding shares of Common Stock. See "Principal Shareholders." As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by the stockholders of the Company, including the election of Directors. The Company's articles of incorporation provides for authorized but unissued preferred stock, the terms of which may be fixed by the Board of Directors, and provides, among other things, that upon the satisfaction of certain conditions specified in the California General Corporation Law relating to the number of holders of Common Stock, the Board of Directors will be classified and the holders of Common Stock will not be permitted to cumulate votes. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS

      15     Independent Accountants' Review Report dated November 11, 1996

      27     Financial Data Schedule

(b)   REPORTS ON FORM 8-K

    The Company filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended September 30, 1996:

    The Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 3, 1996 reported under Item 2, concerning the Company's purchase of a 40.6% interest in American Retirement Villas II, a California limited partnership.

    The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on July 11, 1996 reported under Item 2, amending its prior report on Form 8-K filed with the Securities and Exchange Commission on July 3, 1996 concerning the Company's purchase of a 40.6% interest in American Retirement Villas II, a California limited partnership.

    The Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 15, 1996 reported under Item 2, concerning the Company's purchase of a majority interest in San Gabriel Villa (dba Villa Colima), a California limited partnership.

    The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on August 20, 1996 reported under Item 7, amending the Company's Form 8-K/A filed with the Securities and

Exchange Commission on January 31, 1996 to provide the audited historical operating statement of Cardinal Retirement Village of Bedford.

    The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on September 4, 1996 reported under Item 7, to provide the financial statements required pursuant to Rule 3.05 and Rule 3.14 of Regulation S-X with respect to the Company's acquisitions of Amber Wood and San Gabriel Villa (dba Villa Colima), a California limited partnership.

    The Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 6, 1996 reported under Item 2, concerning the Company's purchase of a majority interest in American Retirement Villas Properties II, a California limited partnership.

    The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on September 10, 1996 reported under Item 7, to provide the financial statements required pursuant to Rule 3.05 of Regulation S-X with respect to the Company's acquisition of 40.6% limited partnership interest in American Retirement Villas Properties II, a California limited partnership.

    The Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 11, 1996 reported under Item 2, concerning the Company's acquisition of SynCare, Inc., a California corporation.

    The Company's current report filed on Form 8-K filed with the Securities and Exchange Commission on September 11, 1996 reported under Item 2, concerning the Company's acquisition of Northgate.

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

Date: November 14, 1996

By:   /s/ Patrick M. Donovan
      -------------------------------------------------
      Patrick M. Donovan
      Vice President Finance
      (Duly authorized officer)

Date: November 14, 1996