Form 10-Q/A
period 1996-09-30
ARV ASSISTED LIVING INC
filed 1997-01-14
CIK 949322

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                             ----------------------
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO
                                            ----------       ----------

                        COMMISSION FILE NUMBER: 0-26980

                           ARV ASSISTED LIVING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

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

    The number of outstanding shares of the Registrant's Common Stock, no par value, as of November 5, 1996 was 9,646,127.

         The following 10-Q/A is being submitted to amend the 10-Q filed by ARV Assisted Living, Inc. on November 14, 1996. In the previous 10- Q, the Registrant unintentionally omitted information required to be submitted in Item 4 "Submission of Matters to Vote of Security Holders." This 10-Q/A summarizes the shareholder vote on the election of the Company directors. In addition, a risk factor with respect to shares eligible for future sale has been corrected in Item 5.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         On August 13, 1996, the annual meeting of stockholders of ARV Assisted Living Inc. was held at the Red Lion Hotel, 3050 Bristol Street, Costa Mesa, California. Holders of 6,163,645 shares of common stock or 64.47% of the total shares of common stock were present, either in person or by proxy. Mr. Gary L. Davidson, Chairman and Co-Chief Executive of the Company, introduced the one item of business for the meeting, the election of the seven directors of the Company to serve until the next annual meeting of stockholders. The Board of Directors had nominated Messrs. Davidson, John A. Booty, David P. Collins, R. Bruce Andrews, Maurice J. DeWald, James M. Peters and John J. Rydzewski as candidates for the office of director. There were no other nominations.

         The results of the votes cast for the persons nominated as directors are as follows: Mr. Davidson received 6,161,185 votes, 64.44% of the votes cast; Mr. Booty received 6,161,185 votes, 64.44% of the votes cast; Mr. Collins received 6,161,185 votes, 64.44% of the votes cast; Mr. Andrews received 6,160,585 votes, 64.43% of the votes cast; Mr. DeWald received 6,160,585 votes, 64.43% of the votes cast; Mr. Peters received 6,160,585 votes, 64.43% of the votes cast; and Mr. Rydzewski received 6,160,585 votes, 64.43% of the votes cast. As a result, Mr. Davidson declared the directors duly elected.

ITEM 5.  OTHER INFORMATION.

         RISK FACTOR - SHARES ELIGIBLE FOR FUTURE SALE

         As of September 30, 1996, the Company had outstanding 9,646,127 shares of Common Stock, assuming no conversion of the Convertible Notes or exercise of outstanding warrants and options. Of these shares, 3,565,000 shares of Common Stock sold in the IPO Offering, and 5,138,466 shares which became unrestricted following the IPO Offering are tradable in calendar year 1996 without restriction or limitation under the Securities Act, except for any shares owned or purchased by "affiliates" of the Company which will be subject to resale limitations under Rule 144 of the Securities Act. The remaining 942,661 outstanding shares of Common Stock are "restricted securities" within the meaning of Rule 144 (the "Restricted Shares"). The Restricted Shares may not be sold except in compliance with the registration requirements of the Securities Act or pursuant to an exemption, including that provided by Rule 144.

         The Company issued 657,803 shares of Common Stock upon its call for redemption of the 8% Convertible Redeemable Series A Preferred Stock (the "Series A Preferred Stock") in 1996, of which approximately 78,422 shares were tradable at December 31, 1995 and 579,381 shares will be tradable without registration by December 31, 1996. The Company issued 903,373 shares of Common Stock upon its call for redemption of its 1999 Convertible Notes in 1996, of which approximately 53,441 and 849,932 shares have or will become tradable without registration in 1996 and 1997, respectively. The Company issued an aggregate of 85,146 restricted shares to the former shareholders of SynCare, Inc. in 1996, all of which will be tradable without registration in September 1998. The Company issued an aggregate of 7,583 restricted shares upon the exercise of warrants held by certain broker-dealers, all of which will be tradable without registration by December 31, 1998.

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

         In addition to the outstanding shares described above, options to purchase a total of 406,384 shares of Common Stock and warrants to purchase a total of 162,248 shares of Common Stock are outstanding as of September 30, 1996. As of September 30, 1996, none of the options or warrants to purchase shares of Common Stock have been exercised.

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

Date:  January 14, 1997

By:    /s/ Patrick M. Donovan
       -------------------------------------------------
       Patrick M. Donovan
       Vice President Finance
       (Duly authorized officer)

Date:  January 14, 1997