Form 10-Q
period 1996-12-31
ARV ASSISTED LIVING INC
filed 1997-02-14
CIK 949322

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


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

         The number of outstanding shares of the Registrant's Common Stock, no par value, as of February 10, 1997 was 9,646,127.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                        DECEMBER 31,       MARCH 31,
                                                                           1996              1996
                                                                        ------------       ---------
ASSETS
Cash and cash equivalents                                                $  8,386           $ 7,454
Fees receivable from affiliates                                             4,167               922
Real estate held for sale                                                  35,351                --
Investments in real estate                                                 12,783             6,807
Other current assets                                                        6,684             2,505
                                                                         ---------          -------
         Total current assets                                              67,371            17,688

Restricted cash                                                               314             4,915
Property, furniture and equipment, net                                     87,634            47,234
Other non-current assets                                                    8,129             7,566
                                                                         --------           -------
                                                                         $163,448           $77,403
                                                                         ========           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                 $  8,710           $ 4,200
Notes payable, current portion                                              1,796             3,306
Other current liabilities                                                     150               168
                                                                         --------           -------
         Total current liabilities                                         10,656             7,674

Deferred revenue, less current portion                                      1,114             1,327

Notes payable, less current portion                                        89,324            24,814
                                                                         --------           -------
                                                                          101,094            33,815
                                                                         --------           -------

Minority interest in joint venture                                          8,405             1,283

Series A Preferred stock, convertible and redeemable;
  $2.50 stated and liquidation value, none and 2,000,000
  shares issued and outstanding at December 31, and
  March 31, 1996, respectively                                                 --             2,358

Shareholders' equity (notes 2 and 3):

Preferred stock; 8,000,000 shares authorized, none issued
  and outstanding                                                              --                --
Common stock; no par value, authorized 100,000,000 shares,
  issued and outstanding 9,646,127 and 8,308,142 at
  December 31, and March 31, 1996, respectively                            60,682            47,548
Accumulated deficit                                                        (6,733)           (7,601)
                                                                         --------           -------
         Total shareholders' equity                                        53,949            39,947
                                                                         --------           -------
                                                                         $163,448           $77,403
                                                                         ========           =======



   See accompanying notes to the unaudited condensed consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           DECEMBER 31,                    DECEMBER 31,
                                                                      ----------------------          -----------------------
                                                                       1996            1995            1996            1995
                                                                      -------         ------          -------         -------
REVENUE:
  Assisted living facility revenue                                    $20,799         $6,863          $50,830         $14,803
  Therapy and services                                                  2,615            672            5,323           3,036
  Interest income                                                         369            517            1,647             718
  Other income                                                             37          1,457              462           1,824
                                                                      -------         ------          -------         -------
         Total revenue                                                 23,820          9,509           58,262          20,381
                                                                      -------         ------          -------         -------
EXPENSES:
  Assisted living facility operating
    expense                                                            13,627          4,394           32,429           9,595
  Assisted living facility lease expense                                3,122          1,945            8,736           4,179
  General and administrative                                            1,688          1,886            4,932           5,745
  Therapy and other                                                     1,898             89            2,694             377
  Depreciation and amortization                                         1,364            203            2,935             566
  Interest                                                              1,497            384            4,149             914
                                                                      -------         ------          -------         -------
         Total expenses                                                23,196          8,901           55,875          21,376
                                                                      -------         ------          -------         -------
  Income (loss) before income tax expense
    (benefit), minority interest and
    extraordinary item                                                    624            608            2,387            (995)
  Income tax expense                                                      233            504              893             273
                                                                      -------         ------          -------         -------
  Income (loss) before minority interest
    and extraordinary item                                                391            104            1,494          (1,268)
  Minority interest in earnings of
    majority owned partnerships                                           135             --              241              --
                                                                      -------         ------          -------         -------
  Income (loss) before extraordinary item                                 256            104            1,253          (1,268)
  Extraordinary item, loss from early
    extinguishment of debt, net of income
    tax benefit of $231 (note 3)                                           --             --              386              --
                                                                      -------         ------          -------         -------
Net income (loss)                                                     $   256         $  104          $   867         $(1,268)
                                                                      =======         ======          =======         =======

Net income (loss)                                                     $   256         $  104          $   867         $(1,268)
Preferred dividends declared                                               --            100               --             300
                                                                      -------         ------          -------         -------
Net income (loss) available to common
  shareholders                                                        $   256         $    4          $   867         $(1,568)
                                                                      =======         ======          =======         =======

Earnings (loss) per common share:
  Income (loss) before extraordinary item                             $   .03         $  .00          $   .13         $  (.28)
  Extraordinary item, early extinguishment
    of debt                                                                --             --             (.04)             --
                                                                      -------         ------          -------         -------
  Net income (loss)                                                   $   .03         $  .00          $   .09         $  (.28)
                                                                      =======         ======          =======         =======

Weighted average number of common shares
  and common share equivalents outstanding                              9,606          7,400            9,366           5,638
                                                                      =======         ======          =======         =======



   See accompanying notes to the unaudited condensed consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                   --------------------------
                                                                                     1996              1995
                                                                                   --------           -------
Cash flows provided by (used in) operating activities:
  Income (loss) before extraordinary item                                         $  1,253          $ (1,268)
    Adjustments to reconcile income (loss) before extraordinary item to net cash provided by (used in) operating
      activities:
    Depreciation and amortization                                                    2,935               566
    Gain on sale of Villa De Palma                                                      --               (61)
    Other                                                                               --               (34)
    Changes in assets and liabilities, net of acquisitions
    (Increase) decrease in:
    Fees receivable and other amounts due from affiliates                           (1,261)             (516)
    Deferred tax asset                                                                  --               400
    Other assets                                                                      (988)           (2,018)
    Increase (decrease) in:
    Accounts payable and accrued liabilities                                         2,044               210
    Deferred revenue                                                                (1,149)             (208)
    Other current liabilities                                                          (67)           (1,494)
    Minority interest                                                                   94                --
                                                                                  --------          --------
         Net cash provided by (used in) operating activities                         2,861            (4,423)
                                                                                  --------          --------
Cash flow provided by (used in) investing activities:
  Additions to property, furniture, and equipment                                  (49,043)          (10,175)
  Purchase of limited partnership interests                                        (14,300)           (1,589)
  Proceeds from the sale of limited partnership interest,
    net of cash acquired                                                                --             5,083
  Additional equity investment in partnerships                                      (1,854)               --
  (Increase) decrease in restricted cash                                             4,601            (3,869)
  Increase in investments in real estate, net                                       (5,927)           (2,673)
  Increase in leased property security deposits                                       (340)           (2,398)
  Increase in deferred project costs                                                    42               396
  Increase in escrow deposits                                                           --            (2,175)
  Purchase of other assets                                                              --              (438)
  Release of security deposits                                                         491             2,668
  Increase in notes receivable                                                        (105)               --
  Collections of notes and other due from affiliates                                   150                --
  Other                                                                                 --              (196)
                                                                                  --------          --------
         Net cash used in investing activities                                     (66,285)          (15,366)
                                                                                  --------          --------

                                                                                                    (continued)



   See accompanying notes to the unaudited condensed consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)
                                  (CONTINUED)

                                                                             NINE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                        ---------------------------
                                                                          1996                1995
                                                                        --------            -------
Cash flow from financing activities:
  Extraordinary loss from early extinguishment of debt                  $   (386)           $    --
  Issuance of convertible subordinated notes, net of
    issuance costs                                                        55,195             11,846
  Borrowing under notes payable                                           25,256              3,929
  Repayments of notes payable to banks                                   (14,210)            (4,911)
  Repurchase of convertible subordinated notes                            (1,692)              (137)
  Repurchase of common stock                                                  --               (350)
  Common stock purchased by ESOP                                              --                262
  Preferred stock dividends paid                                              --               (300)
  Issuance of common stock, net of issuance costs                            193             42,760
                                                                         -------            -------
         Net cash provided by financing activities                        64,356             53,099
                                                                         -------            -------
Net increase in cash                                                         932             33,310
Cash at beginning of period                                                7,454                775
                                                                         -------            -------
Cash at end of period                                                    $ 8,386            $34,085
                                                                         =======            =======

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest                                                                 $ 3,805            $   789
                                                                         =======            =======
Income taxes                                                             $   628            $     8
                                                                         =======            =======
Supplemental schedule of non cash investing and financing
  activities:
Conversion of 8% Convertible Redeemable Preferred Stock to
  Common Stock                                                           $ 2,358                 --
                                                                         =======            =======
Conversion of 10% Convertible Subordinated Notes Payable to
  Common Stock, net of issuance costs                                    $10,988                 --
                                                                         =======            =======
Acquisition of SynCare for stock                                         $   485                 --
                                                                         =======            =======
Minority interests in joint venture                                           --            $   840
                                                                         =======            =======
Purchase of Building                                                          --            $ 9,350
                                                                         =======            =======
Sale of Building, Net of Closing Costs                                        --            $ 9,400
                                                                         =======            =======
Debt Assumed in conjunction with purchase of building                         --            $   350
                                                                         =======            =======
Preferred stock dividends declared                                            --            $   100
                                                                         =======            =======



   See accompanying notes to the unaudited condensed consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying interim unaudited condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior period amounts in order to conform to the presentation at December 31, 1996. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996. The results of operations for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results which may be expected for the full fiscal year.

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

         On August 22, 1996, ARV Health Care, Inc. ("ARV Health Care"), a wholly owned subsidiary of the Company, acquired all of the outstanding stock of SynCare, Inc. in a stock for stock merger valued at approximately $1.2 million.

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

         On December 13, 1996, a wholly-owned subsidiary of the Company, LAVRA, Inc., a Delaware corporation ("LAVRA"), completed its first tender offer (the "First Tender Offer") for limited partnership units (the "Units") of Senior Income Fund, L.P., a Delaware limited partnership ("Senior Income Fund"), at a net cash price of $5.90 per unit. LAVRA has purchased approximately 280,000 units or approximately 5.8% of the outstanding units of Senior Income Fund and an additional approximately 8,000 units will be purchased when cleared by the transfer agent. When added to the units previously owned by LAVRA, the Company owned approximately 6.8% of Senior Income Fund at December 31, 1996. The Company's investment in Senior Income Fund has been recorded on the equity method. --See Note (5) Tender Offer and Note (8) Subsequent Events.

INCOME (LOSS) PER SHARE

         Income (loss) per share is computed by dividing net income or loss, adjusted for the dividend declared on the preferred stock ($100,000 and $300,000 for the three and nine month periods ended December 31, 1995, respectively), by the weighted average number of common shares outstanding including the effect of common stock equivalents unless they are anti-dilutive. Income (loss) per common share is based upon the following weighted average shares outstanding: 9,606,000 and 7,400,000 for the three months ending December 31, 1996 and 1995, respectively, and 9,366,000 and 5,638,000 for the nine months ending December 31, 1996 and 1995, respectively, after giving effect to the reverse common stock split as described below.

(2)      SHAREHOLDERS' EQUITY

         In July 1995 the Board of Directors authorized, contingent upon the completion of the Company's public offering, a 1-for-3.04 reverse common stock split. The public offering was completed on October 23, 1995. The results of this reverse common stock split, therefore, have been reflected in the financial statements.

         On October 28, 1996, the Company granted options to purchase up to 335,000 shares of the Company's common stock pursuant to the terms of the Company's 1995 Stock Option and Incentive Plan. The options, which vest equally over a four year term commencing October 17, 1998, provide for the purchase of the Company's common stock at $11.25 per share.

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

(4)      REAL ESTATE HELD FOR SALE

         On December 18, 1996, the Company entered into an agreement with Meditrust, a publicly traded real estate investment trust that focuses on health care related properties (a "Health Care REIT") for the sale and subsequent lease of four facilities currently owned by the Company. The agreement, which is subject to the completion of due diligence and the negotiation of a lease between the Company and Meditrust, contemplates a sale of the Villa at Palm Desert, Amber Wood, Northgate and Shorehaven facilities at a price of approximately $30 million. Concurrently upon sale, a wholly-owned subsidiary of the Company will enter into long-term operating leases for each of the facilities.

         As of December 31, 1996, the Company intends to sell the Gayton Terrace facility located in Richmond, Virginia and subsequently enter into a long-term operating lease with the purchaser.

(5)      TENDER OFFER

         On December 23, 1996, LAVRA initiated a tender offer (the "Second Tender Offer") to purchase any and all units of Senior Income Fund not already owned at a net cash price of $5.90 per unit, less the amount of distributions made, announced or paid by Senior Income Fund from the date of the Second Tender Offer until the date on which the tendered units are purchased. --See Note (8) Subsequent Events.

(6)      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company and its majority shareholders have guaranteed indebtedness of certain affiliated partnerships as follows:

                                                                   MAJORITY
                                                   COMPANY       SHAREHOLDERS
                                                   -------       ------------
                                                        (IN THOUSANDS)
Notes secured by real estate                       $13,426          $13,426
Construction loans associated with the
  development and construction of affordable
  housing apartments                               $34,552          $31,052


         The maximum aggregate amounts of guaranteed land and construction loans is $34.6 million at December 31, 1996.

         The Company has guaranteed tax credits for certain partnerships in the aggregate amount of $78.4 million, excluding interest, penalties or other charges which might be assessed against the partners.

         In management's opinion, no material claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements.

(7)      RELATED PARTY TRANSACTIONS

         The Company retained the investment banking firm of Benedetto, Gartland & Greene, Inc. (the "Firm") to act in an advisory capacity with respect to the Company's acquisition of limited partnership units in Senior Income Fund, L.P. John J. Rydzewski, a member of the Board of Directors of the Company, is a principal of the Firm and expected to share in the revenue paid to the Firm. As of December 31, 1996, the Firm had been paid $200,000 for these services.

(8)      SUBSEQUENT EVENTS

         On January 1, 1997, the Company entered into two long-term operating leases with affiliates of the Healthquest Development Company. The first of these facilities, Tanglewood Trace Retirement Community, is a 159-unit facility located in Mishawaka, Indiana. The second of these facilities, Eastlake Terrace Retirement Community ("Eastlake"), located in Elkhart, Indiana, is a 93-unit facility currently under construction. The first phase of Eastlake containing 69 independent living units is expected to open in the Spring of 1997, while the second phase containing 24 assisted living units is expected to open in late 1997.

         On January 16, 1997, the Company entered into a long-term operating lease with Health Care REIT, Inc., a Health Care REIT("HCR"), for The Lodge, a 216 unit retirement community located in Cincinnati, Ohio.

         On January 31, 1997, LAVRA completed the Second Tender Offer for the purchase of any and all Units of Senior Income Fund not previously owned by LAVRA at a net cash price of $5.90 per Unit, less the amount of distributions made by the partnership from the date of the offer until the date on which the tendered units are purchased. As of the completion of the Second Tender Offer, approximately 270,000 Units were validly tendered and not withdrawn. When combined with the Units previously purchased by LAVRA, the Company will own approximately 12.6% of Senior Income Fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         As of December 31, 1996, the Company operated 42 assisted living facilities ("ALFs") containing 5,323 units, including 2 owned by a limited partnership for which the Company serves as the managing general partner and facility manager ("Affiliated Partnership"). Of the remaining facilities, 23 are leased by the Company pursuant to long-term operating leases ("Leased ALFs") and 17 facilities are owned ("Owned ALFs") by the Company for its own account. Additionally, the Company was in various stages of development on 18 ALFs with an anticipated total of 2,379 units at December 31, 1996.

         From 1980 until 1994 when the Company began operating ALFs for its own account, all of the ALFs operated by the Company were owned or leased by Affiliated Partnerships. From 1991 until 1994, other Affiliated Partnerships also acquired or began development of senior, affordable senior and multifamily apartments primarily utilizing the sale of tax credits under a low income housing tax credit program (the "Federal Tax Credit Program") for the equity funding of the development.

         Since commencing operation of ALFs for its own account in April 1994, the Company has embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALFs. The Company has focused its growth efforts on the acquisition and development of additional ALFs and expansion of services to its residents as they "age in place."

         Growth has been achieved through the acquisition of ALFs which the Company owns for its own account or leases pursuant to long-term operating leases with Health Care REITs. Since April 1994 when the Company entered into its first long-term operating lease with a Health Care REIT, the Company has developed, acquired for its own account or entered into long-term operating leases with Health Care REITs or other lessors, 40 ALFs totaling 5,067 units (95.0% of its portfolio of 5,323 units at December 31, 1996). Of these ALFs, 24 facilities (2,476 units) were previously owned or leased by Affiliated Partnerships inclusive of 10 facilities (940 units) owned by American Retirement Villas Properties II, a California limited partnership in which a controlling interest was acquired, as described below. Of the remaining facilities, 15 facilities (2,429 units) were acquired from unrelated third-party owners. In December 1996, the Company opened a 162 unit facility in Beaumont, Texas, the first facility developed by the Company since its initial public offering of stock in October 1995.

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

         At December 31, 1996, the Company had the following projects under development or construction and anticipates that the schedule set forth below can be met, although there can be no assurance in this regard. Development and construction is subject to numerous risks which could cause delays or the abandonment of a project or projects. These risks are described in detail in "Other Information -- Risks Common to the Company's Assisted Living Operations -- Development and Construction Risks" herein.

                                         ANTICIPATED        ANTICIPATED
   FACILITIES                               # OF           CONSTRUCTION             ANTICIPATED
UNDER CONSTRUCTION     LOCATION            UNITS           COMMENCEMENT*              OPENING*
------------------     --------          -----------       -------------              --------
Inn at Summit Ridge    Reno, NV               76        Under construction         1st Quarter 1997
Vista del Rio          Albuquerque, NM       150        Under construction         2nd Quarter 1997
Prospect Park          Brooklyn, NY          127        Under construction         2nd Quarter 1997
Eastlake               Elkhart, IN            93        Under construction         2nd Quarter 1997
Las Posas              Camarillo, CA         123        Under construction         3rd Quarter 1997
Willow Terrace         Attleboro, MA         132        Under construction         4th Quarter 1997
Sun Lake Terrace       Las Vegas, NV         129        Under construction         4th Quarter 1997
                                           -----
Total Units
  Under Construction                         830
                                           -----

FACILITIES UNDER DEVELOPMENT
----------------------------

Flamingo Road          Las Vegas, NV         100        1st Quarter 1997           4th Quarter 1997
Waterside Villas       Jamesburg, NJ         138        1st Quarter 1997           1st Quarter 1998
The Lakes              Ft. Myers, FL         136        1st Quarter 1997           1st Quarter 1998
Bay Hill Park          Plano, TX             156        1st Quarter 1997           2nd Quarter 1998
Park at Bay Terrace    Houston, TX           155        2nd Quarter 1997           2nd Quarter 1998
Park at Cypresswood    Houston, TX           150        2nd Quarter 1997           2nd Quarter 1998
Tiffany Park           Houston, TX           167        2nd Quarter 1997           3rd Quarter 1998
Lakewood               Denver, CO            137        2nd Quarter 1997           3rd Quarter 1998
Woodbridge II          Irvine, CA            140        2nd Quarter 1997           3rd Quarter 1998
Park at Great Hills    Austin, TX            150        3rd Quarter 1997           4th Quarter 1998
Laurel Ridge           Highlands Ranch, CO   120        3rd Quarter 1997           4th Quarter 1998
                                           -----
Total Units
 Under Development                         1,549
                                           -----
Total Units
  Under Construction
  and Development                          2,379
                                           =====

* Denotes calendar quarters.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995.

         As a result of the Company's continued growth through the acquisition and development of assisted living facilities, revenue for the three months ended December 31, 1996 increased to $23.8 million from $9.5 million for the three months ended December 31, 1995 primarily due to an increase in assisted living facility revenue as described below.

         Assisted living facility revenue increased to $20.8 million for the three months ended December 31, 1996 from $6.9 million for the three months ended December 31, 1995. Assisted living revenue increased due to an increase in the number of Owned ALFs and Leased ALFs operated by the Company. As of December 31, 1996, the Company operated 40 ALFs for its own account consisting of 23 Leased ALFs and 17 Owned ALFs. For the three months ended December 31, 1995, the Company operated a total of 16 ALFs for its own account consisting of 14 Leased ALFs pursuant to long-term operating leases with a Health Care REIT and two Owned ALFs.

         Therapy and services revenue increased to $2.6 million for the three months ended December 31, 1996 from $672,000 for the three months ended December 31, 1995. ARV Health Care, a wholly-owned subsidiary of the Company, contributed $1.7 million to service revenue from physical, occupational and speech rehabilitation therapies. Management fees decreased from $548,000 for the three months ended December 31, 1995 to $381,000 for the three months ended December 31, 1996 primarily due to the fact that the Company no longer provides management services to Affiliated Partnerships with respect to ALFs sold by the Affiliated Partnerships to Health Care REITs. Instead, the Company now receives assisted living facility revenue from these Leased ALFs. Additionally, due to the Company's purchases of controlling interests in certain Affiliated Partnerships, it now recognizes management fees only to the extent such fee income is not eliminated in consolidation. Development fees increased to $505,000 for the three months ended December 31, 1996 from $124,000 for the three months ended December 31, 1995.

         Interest income decreased to $369,000 for the three months ended December 31, 1996 from $517,000 for the three months ended December 31, 1995 primarily due to lower cash balances in the current three month period. Cash balances available for investment during the three months ended December 31, 1995 were larger than normal following the completion of the Company's initial public offering of its stock during October 1995.

         Expenses increased to $23.2 million for the three months ended December 31, 1996 from $8.9 million for the three months ended December 31, 1995 primarily due to additional assisted living facility operating and lease expenses.

         Assisted living facility operating and lease expenses increased to $13.6 million and $3.1 million, respectively, for the three months ended December 31, 1996 from $4.4 million and $1.9 million, respectively, for the three months ended December 31, 1995. These increases were primarily due to the purchase of 15 Owned ALFs and the addition of 9 Leased ALFs by the Company between December 31, 1995 and December 31, 1996. As of December 31, 1996, the Company operated 40 ALFs for its own account consisting of 23 Leased ALFs and 17 Owned ALFs. During the three months ended December 31, 1995, the Company operated a total of 16 ALFs for its own account consisting of 14 Leased ALFs pursuant to long-term operating leases with a Health Care REIT and two Owned ALFs.

         General and administrative expenses decreased to $1.7 million for the three months ended December 31, 1996 from $1.9 million for the three months ended December 31, 1995. The decline was primarily a result of an allocation of general and administrative expenses to the physical, occupational and speech rehabilitation therapy business, which is included in other expenses.

         Depreciation and amortization expenses increased to $1.4 million for the three months ended December 31, 1996 from $203,000 for the three months ended December 31, 1995. The increased depreciation and amortization expense incurred during the three months ended

December 31, 1996 is primarily due to depreciation and amortization charges associated with the Company's Owned ALFs.

         Therapy and other expenses increased to $1.9 million for the three months ended December 31, 1996 from $89,000 for the three months ended December 31, 1995 primarily as a result of $1.7 million incurred in the operation of ARV Health Care following the acquisition of SynCare.

         Interest expense increased to $1.5 million for the three months ended December 31, 1996 from $384,000 for the three months ended December 31, 1995 primarily as a result of interest incurred on the Company's $57.5 million of 6 3/4%, convertible subordinated notes due 2006 (the "2006 Notes") as well as mortgage interest on Owned ALFs.

         Income tax expense decreased by $271,000 from $504,000 for the three months ended December 31, 1995 to $233,000 for the three months ended December 31, 1996. During the three months ended December 31, 1995, the Company incurred income tax expense in excess of ordinary statutory rates as a result of timing differences resulting from development fee income recognized for income tax purposes, but not recognized for financial reporting purposes.

         Minority interest in earnings of majority owned partnerships is the result of consolidation of partnerships in which the Company purchased a controlling interest during August, 1996.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1995.

         As a result of the Company's continued growth through the acquisition and development of assisted living facilities, revenue for the nine months ended December 31, 1996 increased to $58.3 million from $20.4 million for the nine months ended December 31, 1995 primarily due to an increase in assisted living facility revenue as described below.

         Assisted living facility revenue increased to $50.8 million for the nine months ended December 31, 1996 from $14.8 million for the nine months ended December 31, 1995. Assisted living revenue increased due to an increase in the number of Owned ALFs and Leased ALFs.

         Therapy and services revenue increased to $5.3 million for the nine months ended December 31, 1996 from $3.0 million for the nine months ended December 31, 1995. ARV Health Care, a wholly-owned subsidiary of the Company contributed $2.3 million to service revenue through the provision of physical, occupational and speech rehabilitation therapies. Management fees decreased from $2.2 million for the nine months ended December 31, 1995 to $1.4 million for the nine months ended December 31, 1996 primarily due to the fact that the Company no longer provides management services to Affiliated Partnerships with respect to ALFs sold by the Affiliated Partnerships to Health Care REITs. Instead, the Company now receives assisted living facility revenue from these Leased ALFs. Additionally, due to the Company's purchases of controlling interests in certain Affiliated Partnerships, it now recognizes management fees only to the extent such fee income is not eliminated in consolidation. Development fees increased to $1.6 million for the nine months ended December 31, 1996 from $834,000 for the nine months ended December 31, 1995.

         Interest income increased to $1.6 million for the nine months ended December 31, 1996 from $718,000 for the nine months ended December 31, 1995 primarily due to interest earned on larger cash balances following the completion of the Company's private placement offering of its 2006 Notes as well as interest earned on restricted cash used as collateral for security deposits on Leased ALFs.

         Other income decreased by $1.4 million to $462,000 for the nine months ended December 31, 1996 from $1.8 million for the nine months ended December 31, 1995. During the nine months ended December 31, 1995, the Company earned $1.3 million as a result of its general partnership interest in entities which sold their facilities to Health Care REITs and $400,000 in gains from the sale of real estate.

         Expenses increased to $55.9 million for the nine months ended December 31, 1996 from $21.4 million for the nine months ended December 31, 1995 primarily due to additional assisted living facility operating and lease expenses.

         Assisted living facility operating and lease expenses increased to $32.4 million and $8.7 million, respectively, for the nine months ended December 31, 1996 from $9.6 million and $4.2 million respectively, for the nine months ended December 31, 1995. These increases were primarily due to the purchase of 15 Owned ALFs and the addition of 9 Leased ALFs by the Company between December 31, 1995 and December 31, 1996.

         General and administrative expenses decreased to $4.9 million for the nine months ended December 31, 1996 from $5.7 million for the nine months ended December 31, 1995. The decline was primarily a result of a decrease in the amount of resources required as the Company completed the remainder of the apartment projects under development pursuant to the Federal Tax Credit Program and discontinued further development activities in this area along with an allocation of general and administrative expenses to the Company's physical, occupational and speech rehabilitation therapy business, which is included in other expenses.

         Depreciation and amortization expenses increased to $2.9 million for the nine months ended December 31, 1996 from $566,000 for the nine months ended December 31, 1995. The increased depreciation and amortization expense incurred during the nine months ended December 31, 1996 is due to depreciation and amortization charges primarily associated with the Company's Owned ALFs.

         Therapy and other expenses increased to $2.7 million for the nine months ended December 31, 1996 from $377,000 for the nine months ended December 31, 1995 primarily as a result of $2.4 million incurred in the operation of ARV Health Care following the acquisition of SynCare.

         Interest expense increased to $4.1 million for the nine months ended December 31, 1996 from $914,000 for the nine months ended December 31, 1995 primarily as a result of interest incurred on the 2006 Notes as well as mortgage interest on Owned ALFs.

         Income tax expense increased by $620,000 from a tax expense of $273,000 for the nine months ended December 31, 1995 to a tax expense of $893,000 for the nine months ended December 31, 1996. The increase is a result of a provision for taxes on operating profits before minority interest and extraordinary item of $2.4 million earned by the Company during the nine months ended December 31, 1996 compared with a loss of $995,000 for the nine months ended December 31, 1995. Although the Company incurred a loss during the nine months ended December 31, 1995, income tax expense reflects timing differences resulting from income recognized for income tax purposes during the nine months ended December 31, 1995, but not recognized for financial reporting purposes.

         During the nine months ended December 31, 1996, the Company recognized an extraordinary loss of $386,000, net of income tax benefit of $231,000 resulting primarily from the early extinguishment of the 1999 Notes. Pursuant to the terms of the 1999 Notes, Note holders who chose to redeem their 1999 Notes rather than convert into common stock were paid a premium of 6.7% upon redemption. These premiums totaled $261,000. Additionally, unamortized note issuance costs of $335,000 were expensed upon the redemption.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash balances were $8.4 million and $7.5 million at December 31, 1996 and March 31, 1996, respectively.

         In April 1996, the Company successfully completed the $57.5 million private placement offering of its 2006 Notes ("The Note Offering"). Each $1,000 principal amount of the 2006 Notes outstanding is: (i) convertible at any time prior to maturity after 90 days from issuance, unless previously redeemed, into approximately 54 shares of Common Stock (a conversion ratio equal to $18.57 per share), subject to adjustment, (ii) accrues interest from April 1, 1996 at 6.75% per annum, payable in arrears semi-annually on October 1 and

March 1 of each year, commencing October 1, 1996, (iii) is unsecured and subordinated to certain present and future Senior Indebtedness (as defined in the 2006 Notes) of the Company and is structurally subordinated to all indebtedness of subsidiaries of the Company, (iv) is non-callable by the Company for a period of three years until April 1, 1999 (the "Non-call Period"), and (v) is redeemable for cash at the option of the Company following the expiration of the Non-call Period upon not less than 20 nor more than 60 days prior notice, together with accrued interest to the redemption date, at premiums declining ratably from 104.725% prior to April 1, 2000 to 100.675% prior to maturity. On January 14, 1997, a Registration Statement on Form S-3 was filed by the Company to register the resale of the 2006 Notes and the stock issuable upon conversion thereof was declared effective by the Securities and Exchange Commission.

         The Note Offering generated net proceeds to the Company of approximately $55.2 million. The net proceeds of the 2006 Notes have been used to retire the 1999 Notes, acquire ALFs and land, fund preconstruction development activities, reduce short-term liabilities, purchase interests in Affiliated Partnerships, make security deposits on Leased ALFs, and provide for working capital.

         In September 1996, the Company obtained a $10 million line of credit from Imperial Bank (the "Imperial Bank Line") to be used for acquisition, development and general corporate purposes. As of December 31, 1996, the Company had used the Imperial Bank Line to provide letters of credit as security deposits for Leased ALFs. By doing so, the Company was able to release $4.6 million of restricted cash previously used as collateral for letters of credit for Leased ALFs.

         As December 31, 1996, the Company had borrowed $13.1 million under its $35 million credit line with Bank United of Texas (the "Bank United Line"). These borrowings, which are cross-defaulted and cross-collateralized, were secured by mortgages recorded against three of the Company's Owned ALFs.

         Working capital increased to $56.7 million as of December 31, 1996, compared to working capital of $10.0 million at March 31, 1996 resulting primarily from the reclassification as current assets those four Owned ALFs which the Company intends to sell to Meditrust. (See "Financial Statements" -
Note 4.")

         For the nine months ended December 31, 1996 cash provided by operating activities was $2.9 million, while the Company used cash in operating activities of $4.4 million for the nine months ended December 31, 1995. For the nine months ended December 31, 1996, the primary components of cash provided by operating activities were net income before extraordinary item increased by non-cash charges for depreciation and amortization along with increases in accrued liabilities offset by decreases in deferred revenue, increases in fees and other amounts due from affiliates and increases in other assets. For the nine months ended December 31, 1995, the $4.4 million of cash used by operating activities was principally the result of a net loss of $1.3 million sustained during the nine month period, increased by reductions in liabilities of $1.5 million and increases in other assets of $2.0 million.

         Cash used in investing activities was $66.3 million for the nine months ended December 31, 1996, compared to $15.4 million for the nine months ended December 31, 1995. For the nine months ended December 31, 1996, purchases of ALFs and investments in real estate used $55.0 million while purchases of partnership interests and additional equity investments in partnerships used $16.2 million. These amounts were offset by $4.6 million of restricted cash previously used as collateral for letters of credit issued as security deposits for Leased ALFs which was released through the issuance of letters of credit under the Company's line of credit with Imperial Bank. For the nine months ended December 31, 1995, the primary components of the $15.4 million used by investing activities were $11.8 million used to purchase fixed assets and limited partnership interests, a $3.9 million increase in restricted cash used as collateral for letters of credit issued as security deposits for Leased ALFs, a $2.7 million increase in real estate investments and a $2.2 million increase in escrow deposits offset by proceeds of $5.1 million from the sale of the Villa de Palma ALF.

         Net cash provided by financing activities during the nine months ended December 31, 1996 was $64.4 million compared to $53.1 million for the nine months ended December 31, 1995. During the nine months ended December 31, 1996, the primary sources of cash provided by financing activities were the 2006 Notes, which generated $55.2 million to the Company after issuance costs, and borrowings of $25.3 million. These sources were offset by the $386,000 loss from the early extinguishment of debt and the Company's repayment of $14.2 million of debt and $1.7 million paid to redeem the 1999 Notes. For the nine months ended December 31, 1995, the Company received $11.8 million, after issuance costs, from the issuance of the 1999 Notes, $42.8 million, after issuance costs, from the issuance of common stock and $262,000 from the sale of common stock to the Company's Employee Stock Ownership Plan. These amounts were offset by expenditures of $4.9 million to repay debt, $350,000 to purchase shares of its common stock from former employees, dividends of $300,000 paid on the Company's 8% Convertible, Redeemable Preferred Stock and $137,000 paid for the repurchase of convertible subordinated notes.

         The Company's capital requirements include acquisition and rehabilitation costs of ALFs, security deposits on Leased ALFs, ALF pre-development costs, initial operating costs of newly developed ALFs, payment of interest, owner's equity contributions in connection with certain Affiliated Partnerships financed under the Federal Tax Credit Program, and working capital. The Company is discontinuing its future activities with respect to developments under the Federal Tax Credit Program and, accordingly, expects that its future outlays for existing developments will diminish. The Company is contingently liable for (i) certain secured and unsecured indebtedness of affiliates which it has guaranteed and (ii) tax credit guaranties. While the Company currently generates sufficient cash from operations to fund its recurring working capital requirements, the Company anticipates that it will be necessary to obtain additional financing in order to continue its aggressive growth strategy. Moreover, there can be no assurances that the Company will be able to obtain financing on favorable terms. (See "Other Information - Capital Requirements.")

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On December 10, 1996, Medistar Corporation ("Medistar") filed litigation in the District Court of Harris County, Texas naming the Company and certain of its officers as defendants. The main contention of Medistar's complaint is the Company's alleged breach of an acquisition and development agreement. Among the causes of action alleged in the complaint are: (i) Fraud/Fraudulent Inducement; (ii) Negligent Misrepresentation; (iii) Civil Conspiracy to Defraud; (iv) Breach of Fiduciary Duty/Good Faith and Fair Dealing; (v) Unjust Enrichment/Constructive Trust; (vi) Tortious Interference with Business Relationship; (vii) Breach of Contract; (vii) Suit for Accounting; and (ix) Declaratory Relief. Medistar has alleged actual damages, ranging from $5 million to $15 million, and seeks $10 million in punitive damages.

         On December 23, 1996, the Company filed its answer to the complaint denying the allegations and concurrently filed a counterclaim against Medistar. The Company contends that Medistar has breached the terms of the acquisition and development agreement due to its inability to perform pursuant to the terms of the agreement.

         It is management's belief that the potential for Medistar's recovery of the amounts sought in both compensatory and punitive damages is remote.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

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

CAPITAL REQUIREMENTS

         In implementing its planned growth strategy by acquiring existing ALFs and properties for development, and in funding development of acquired properties, as of December 31, 1996, the Company has expended all of the $98.3 million net proceeds received from the initial public offering of its stock (the "IPO Offering") and the Note Offering. Additionally, as of December 31, 1996, the Company had borrowed $24.4 million to partially fund the costs of facility acquisitions. The Company has entered into separate agreements with Health Care REIT, Inc., Meditrust, Bank United of Texas and Imperial Bank to provide up to $172.6 million of additional financing for acquisitions, development and general corporate purposes.

         The Company estimates that the net proceeds of these financing agreements, in conjunction with other financial resources, will provide adequate capital to fund the Company's acquisition and development program for additional ALFs over the next 12-18 months. The Company will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance its growth strategy, including the acquisition and development of facilities as well as other capital expenditures and additional funds to meet increased working capital requirements. The Company may finance future acquisitions and development through a combination of its cash reserves, its cash flows from operations, utilization of its current lines of credit, leasing of existing ALFs and ALFs in development, sale/leaseback arrangements with respect to its Owned ALFs, and additional indebtedness or public or private sales of debt securities or capital stock. There can be no assurance, however, that funds will be available on terms favorable to the Company, that such funds will be available when needed, or that the Company will have adequate cash flows from operations for such requirements.

HISTORY OF LOSSES

         For the most recent quarter ended December 31, 1996, the Company earned net income of $256,000 compared to net income of $104,000 for the same period in the prior year. At December 31, 1996, the Company's accumulated deficit was $6.7 million. The Company also experienced significant negative operating cash flow in the most recently completed fiscal year and had an accumulated deficit of $7.6 million as of March 31, 1996. The Company's net losses have resulted principally from (i) the development of its affordable apartment communities financed through the Federal Tax Credit Program, in which the Company receives fees that are not recognized under generally accepted accounting principles until certain risks associated with the assumed operating deficits and tax credit guaranties have been reduced to specified levels, (ii) the expansion of the Company's staffing and infrastructure to accommodate the Company's acquisition and development strategy and (iii) certain discontinued project costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." There can be no assurance that the risks associated with the tax credit financed developments will be reduced sufficiently to allow recognition of the associated fees, that other similar costs and expenses or losses will not occur in the future or that other expected revenue will be recognized when expected. See "--Indebtedness, Lease and Other Obligations of the Company," "--Tax Credit Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and "--Liquidity and Capital Resources."

RAPID GROWTH

         Management of Growth. As part of its ongoing business, the Company has experienced and expects to continue to experience rapid growth. The Company is planning significant expansion both through internal expansion and acquisitions and development. In order to maintain and improve operating results, the Company's management must manage growth and expansion effectively. See "--Risks Common to the Company's Assisted Living Operations." The Company's ability to manage its growth effectively requires it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. As the Company continues its expansion, it may become more difficult to manage geographically dispersed operations and effectively manage each ALF. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

         External Growth. In line with its growth strategy, the Company has entered into, and will continue to enter into, a number of agreements to acquire properties for development and for the acquisition of existing ALFs which are subject to certain conditions. There can be no assurance that one or more of such acquisitions will be completed or that the Company will be able to find additional suitable properties and ALFs to continue its current rate of growth. The Company has recently experienced a slowing of its growth through acquisition of ALFs due to what management believes is a current shortage of suitable ALFs available for acquisition at prices attractive to the Company. Although management believes that this is a temporary situation, there can be no assurance that suitable ALFs will become available for future acquisition at prices attractive to the Company. Similarly, the Company has acquired a number of properties to be developed into ALFs. The development of ALFs is subject to a number of risks, many of which are outside the Company's control. There can be no assurance that the Company will be able to complete its planned facilities in the manner, for the amount, or in the time frame currently anticipated. Delays in the progress or completion of development projects could affect the Company's ability to generate revenue or to recognize revenue when anticipated. See "--Risks Common to the Company's Assisted Living and Apartment Operations--Development and Construction Risks."

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

INDEBTEDNESS, LEASE AND OTHER OBLIGATIONS OF THE COMPANY

         The Company has financed, and will continue to finance, the acquisition and development of ALFs through a combination of loans, leases and other obligations. As of December 31, 1996, the Company had outstanding consolidated indebtedness of $91.1 million, including $57.5 million of the Company's 2006 Convertible Notes, the holders of which have the right to convert such notes into the common stock of the Company at any time on or before maturity of the notes. In addition, at December 31, 1996, the Company had $15.2 million in notes maturing within two years. As a result, a portion of the Company's cash flow will be devoted to debt service. There is a risk that the Company will not be able to generate sufficient cash flow from operations to cover required interest and principal payments.

         At December 31, 1996, approximately $13.1 million of the Company's indebtedness bore interest at floating rates. Indebtedness that the Company has since that date incurred and may incur in the future may also bear interest at a floating rate or be fixed at some time in the future. Therefore, increases in prevailing interest rates could increase the Company's interest payment obligations and could have an adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has guaranteed mortgage and construction debt for the benefit of Affiliated Partnerships of up to approximately $48.4 million, including $44.5 million outstanding as of December 31, 1996, of which $31.6 million will become due and payable within the next two years. This effectively subjects the Company to risks normally associated with leverage, including the risk that Affiliated Partnerships will not be able to refinance this debt with permanent financing, an increased risk of partnership cash flow deficits, and the risk that if economic performance of any mortgaged asset declines, the obligation to make payments on the mortgage debt may be borne by the Company, which could adversely affect the Company's results of operations and financial condition. Because certain of the indebtedness which the Company has guaranteed bears interest at rates which fluctuate with certain prevailing interest rates, increases in such prevailing interest rates could increase the Company's interest payment obligations and could have an adverse effect on the Company's results of operations and financial condition.

         In addition, as of December 31, 1996, the Company is a party to long-term operating leases for certain of its Leased ALFs, which leases require minimum annual lease payments aggregating $11.3 million for fiscal year 1997, and intends to enter into additional long-term operating leases in the future. These leases typically have an initial term of 10 to 15 years, and in general are not cancelable by the Company.

         The Company also has entered into guarantees (the "Tax Credit Guarantees") which extend 15 years after project completion, relating to certain developments financed under the Federal Tax Credit Program with respect to (i) lien free construction, (ii) operating deficits and (iii) maintenance of tax credit benefits to certain corporate investors, the obligations under which, excluding potential penalties and interest factors, could amount to an approximate limit of $78.4 million as of December 31, 1996. There can be no assurance that the Company will be able to generate sufficient cash flow from operations to cover required interest, principal and lease payments, or to perform its obligations under the guaranties to which it is party were it called on to do so.

         If the Company were unable to meet interest, principal, lease or guarantee payments in the future, there can be no assurance that sufficient financing would be available to cover the insufficiency or, if available, the financing would be on terms acceptable to the Company. In the absence of financing, the Company's ability to make scheduled principal and interest payments on its indebtedness to meet required minimum lease payments, to meet its obligations under the guaranties, if any, to respond to changing business and economic conditions, to fund scheduled investments, cash contributions and capital expenditures, to make future acquisitions and to absorb adverse operating results would be adversely affected. In addition, the terms of certain of the Company's indebtedness have imposed, and may in the future impose, constraints on the Company's operations. If, and to the extent that, the Company fails to operate within those constraints, the Company will be required to either seek waivers or to find alternative sources of financing with which to pay off the applicable indebtedness.

GENERAL PARTNER LIABILITY AND STATUS

         The Company, directly or through its subsidiaries, is a general partner in 21 partnerships. As a general partner, it is liable for partnership obligations such as partnership indebtedness (which at December 31, 1996, was approximately $58.4 million), potential liability for construction defects, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could materially adversely affect the Company's results of operations and financial condition.

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

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS

         As of August 22, 1996, a wholly-owned subsidiary of the Company, ARV Health Care, Inc., acquired all of the stock in Syncare, Inc., the holding company of the three corporations, BayCare Rehabilitative Services Inc. and ProMotive Rehabilitation Services (collectively, "Geri Care"), and Pro Motion Rehab. These corporations specialize in rehabilitative services, including speech, occupational and physical therapy. Based on the billing records of Geri Care, revenue received directly or indirectly from the Medicare program for Geri Care's services represents a significant portion of Geri Care's net revenue. The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, all of which could have the effect of limiting or reducing reimbursement levels for Geri Care's services. During late 1995, Congress considered (but did not enact) legislation to reduce Medicare spending significantly. The Company cannot predict whether any changes in this program will be adopted or, if adopted, the effect, if any, such changes will have on the Company. Any significant decrease in Medicare reimbursement levels could have a material adverse effect on the Company. There can be no assurance that rehabilitation offices operated by Geri Care or facilities in which Geri Care manages rehabilitation management programs (including 25 ALFs owned, leased or managed by the Company) will continue to receive Medicare payments at current levels.

         Geri Care bills Medicare monthly for services provided and is reimbursed on a cost basis, subject to certain adjustments. Geri Care submits cost reports to the Health Care Financing Administration ("HCFA") on an annual basis and is subject to having amounts previously reimbursed adjusted retroactively. The result of a retroactive reimbursement would be either a requirement to repay the amount previously reimbursed or an adjustment downward in future reimbursements for services rendered, or both. The Company has reviewed cost reports for Geri Care filed prior to August 22, 1996, and has prepared cost reports which it filed as of August 22, 1996. The Company has established reserves for amounts which it reasonably believes may be adjusted by HCFA, but there can be no certainty that significant charges in addition to those reserved for may be denied, which could materially adversely affect the Company's results of operations and financial condition.

         A certain portion of the Company's general and administrative expenses are believed to be reimbursable by Medicare because the Company provides accounting, legal and general office services to Geri Care. To the extent Medicare would deny reimbursement for such overhead, the Company's general and administrative expenses will increase accordingly.

GOVERNMENT REGULATION

         Assisted Living. Health care is an area subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. While a number of states have not yet enacted specific assisted living regulation, the Company is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities in which it operates or intends to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payors. In addition, the President and Congress have proposed in the past, and may propose in future, health care reforms which could impose additional regulations on the Company or limit the amounts that the Company may charge for its services. The Company cannot make any assessment as to the ultimate timing and impact that any pending or future health care reform proposals may have on the assisted living, home health care, nursing facility and rehabilitation care industries, or on the health care industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or results of operations of the Company.

        SSI Payments. Additionally, a portion of the Company's revenue (approximately 7% of the Company's assisted living revenue) is derived from residents who are recipients of Social Security Income ("SSI") SSI payments. Revenue derived from these residents is generally lower than that received from the Company's other residents and could be subject to payment delay. There can be no assurance that the Company's proportionate percentage of revenue received from SSI receipts will not increase, or that the amounts paid under SSI programs will not be further limited. In addition, if the Company were to become a provider of services under the Medicaid program, the Company would be subject to Medicaid regulations designed to limit fraud and abuse, violations of which could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

         Rehabilitation Services. The cost of many of the services offered by Geri Care and ProMotion Rehab are reimbursed or paid for by Medicare and, therefore, the corporations providing these services are subject to the HCFA rules governing survey and certification. While the Company believes these corporations and the rehabilitation services provided by them are in substantial compliance with program requirements, the corporations could be subject to adjustments in reimbursement or penalties due to an alleged failure to comply with regulatory requirements. See "--Dependence on Reimbursement by Third Party Payors."

INTEGRATION OF BUSINESSES

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

         Obtaining Residents and Maintaining Rental Rates. As of December 31, 1996, the ALFs owned or operated by the Company had a combined occupancy rate of 89%. Lease-up on development projects may take longer than assumed periods of time, thereby lengthening the time in which newly developed ALFs are experiencing start-up losses. The Company may revise its schedule of construction of new developments in order to phase in start-up losses from new ALFs. Occupancy may drop in existing ALFs primarily due to changes in the health of residents and in ALFs acquired by the Company due to re-evaluation of residents regarding retention criteria, changes in management and staffing, and implementation of the Company's assisted living programs. There can be no assurance that, at any time, any ALF will be substantially occupied at assumed rents. In addition, lease-up and full occupancy may be achievable only at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. With respect to the new acquisitions, rental increases may lag behind increases in operating expenses since rent increases generally can only be implemented at the time of expiration of leases. In addition, the failure of the Company to generate sufficient revenue could result in an inability to meet minimum rent obligations under the Company's long-term operating leases and make interest and principal payments on its indebtedness.

         General Real Estate Risks. The performance of the Company's ALFs is influenced by factors affecting real estate investments, including the general economic climate and local conditions, such as an oversupply of, or a reduction in demand for, ALFs. Other factors include the attractiveness of properties to residents, zoning, rent control, environmental quality regulations or other regulatory restrictions, competition from other forms of housing and the ability of the Company to provide adequate maintenance and insurance and to control operating costs, including maintenance, insurance premiums and real estate taxes. At the time the Company acquires existing ALFs, or opens newly developed ALFS, budgets for known or expected rehabilitation expenses are prepared and funds therefor are reserved. Unknown or unforeseen rehabilitation expenses may be incurred. Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. Any failure by the Company to integrate or operate acquired or developed ALFs effectively may have a material adverse effect on the Company's business, financial condition and results from operations. In addition, the Company currently leases facilities from only three Health Care REITs. A fourth REIT has committed to provide financing, but has not yet done so. (See "Financial Statements - Note 4.") The lease agreements with each of the Health Care REITs are interconnected in that the Company will not be entitled to exercise its right to renew one lease with a particular Health Care REIT without exercising its right to renew all other leases with that Health Care REIT and leases with each Health Care REIT contain certain cross default provisions. Therefore, in order to exercise all lease renewal terms, the Company will be required to maintain and rehabilitate the leased ALFs on a long-term basis. The Company anticipates that similar renewal and cross-default provisions will be included in leases with other Health Care REITs.

         Bond Financing. The Company has entered into a long-term lease of an ALF, the acquisition and construction of which are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the facility must comply with certain federal income tax requirements, principally pertaining to the maximum income level of a specified portion of the residents. The Company anticipates executing additional leases for ALFs to be constructed with bond financing, and the same and possibly additional restrictions are anticipated to be imposed for such facilities. Failure to satisfy these requirements will constitute an event of default under the leases, thereby permitting the landlord to accelerate their termination. Failure to obtain low-income residents in the sequence and time required could materially affect the lease-up schedule and, therefore, cash flow from such facilities.

         Development and Construction Risks. As part of its growth strategy during the next few years, the Company plans to develop a number of new ALFs. See -- "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview." The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. The successful development of additional ALFs involves a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. Development schedules may be changed by the Company in order to accommodate requirements of staffing of new ALFs and to allow a phase-in of start-up losses inherent in the marketing and lease-up of new facilities. Certain construction risks are beyond the Company's control, including strikes, adverse weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost of construction and the time required to complete construction to exceed estimates. If construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property in construction carries with it its own risks such as construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them vary widely from state to state, and from community to community within a state.

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

         Restrictions Imposed by Laws Benefiting Disabled Persons. Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may require modifications to existing and planned properties to create access to the properties by disabled persons. While the Company believes that its properties are substantially in compliance with present requirements or are exempt therefrom, and attempts to check for such compliance in all facilities it considers acquiring, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons and the costs of compliance therewith could be substantial.

         Geographic Concentration. A substantial portion of the business and operations of the Company are conducted in California, where 29 of the 62 assisted living facilities operated, managed or in development by the Company are located. Other regional concentrations of assisted living facilities are planned for Florida, Texas, the Midwest and the Northeast. The creation of regions allows the Company to manage the ALFs without undue increases in management personnel. The market value of these properties and the income generated from properties managed or leased by the Company could be negatively affected by changes in local and regional economic conditions or the laws governing, and regulatory environment in, states within those regions, and by acts of nature. There can be no assurance that such geographic concentration will not have an adverse effect on the Company's business, financial condition, results of operations and prospects.

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

TAX CREDIT PROPERTIES

         The Company's tax credit partnerships obtain equity capital to build apartments through the sale of tax credits under the Federal Tax Credit Program. In order to qualify for the Federal Tax Credit Program, the owner of the project must agree to restrict the use of the property for moderate- to low-income purposes for a period of 15 years. Some tax credit financed partnerships for which the Company serves as general partner have entered into agreements restricting use of their respective properties for moderate- to low-income housing purposes for periods of up to 40 years beyond the base 15-year compliance period. All tax credit projects must be placed in service by the end of the second calendar year after the year in which the initial allocation of tax credits was made. In addition, if all apartments in a project are not initially occupied during the year in which tax credits are first taken, this could cause a delay in the timing in which tax credits may be offset against income and/or cause a forfeiture of some of the tax credits. Failure to place a tax credit project in service or cause the apartments to be initially occupied on a timely basis is likely to cause the forfeiture of some or all the tax credits allocated and would trigger the Company's obligations under the Tax Credit Guarantees (see "-- Indebtedness, Lease and Other Obligations of the Company") or otherwise risk exposure of liability to limited partners of the tax credit partnerships. In addition, projects financed under the Federal Tax Credit Program are subject to detailed regulations concerning tenant income and other requirements. The Internal Revenue Service has identified these regulations as being the subject of increased scrutiny regarding compliance of applicable regulations under the Internal Revenue Code of 1986 as amended (the "Code"). While the Company believes that it is currently in compliance with applicable regulations, no assurance can be given that the Company will not be challenged in this regard. These restrictions may limit the Company's management of and ability to sell properties developed under the Federal Tax Credit Program.

         Although the Company does not anticipate the development of new properties under the Federal Tax Credit Program to be a significant source of its growth, changes to federal or state tax laws or to the Federal Tax Credit Program could reduce or eliminate the value or availability of the tax credits and, accordingly, the Company's ability to engage in this aspect of its business.

SHARES ELIGIBLE FOR FUTURE SALE

         As of December 31, 1996, the Company had outstanding 9,646,127 shares of Common Stock, assuming no conversion of the Convertible Notes or exercise of outstanding warrants and options. Of these shares, 3,565,000 shares of Common Stock sold in the IPO Offering are tradeable in calendar year 1996 without restriction or limitation under the Securities Act, except for any shares owned or purchased by "affiliates" of the Company which will be subject to resale limitations under Rule 144 of the Securities Act. The remaining outstanding shares of Common Stock are "restricted securities" within the meaning of Rule 144 (the "Restricted Shares"). The Restricted Shares may not be sold except in compliance with the registration requirements of the Securities Act or pursuant to an exemption, including that provided by Rule 144. At December 31, 1996, approximately 5,138,466 shares of Common Stock were eligible for sale under Rule 144.

         The Company issued 657,803 shares of Common Stock upon its call for redemption of the 8% Convertible Redeemable Series A Preferred Stock (the "Series A Preferred Stock") in 1996, all of which were tradeable without registration under Rule 144 at December 31, 1996. The Company issued 903,373 shares of Common Stock upon its call for redemption of its 1999 Convertible Notes in 1996, of which approximately 53,441 and 849,932 shares have or will become tradeable without registration under Rule 144 in 1996 and 1997, respectively. The Company issued an aggregate of 85,146 restricted shares to the former shareholders of SynCare, Inc. in 1996, all of which will be tradeable without registration under Rule 144 in September 1998. The Company issued an aggregate of 7,583 restricted shares upon the exercise of warrants held by certain broker-dealers, all of which will be tradeable without registration under Rule 144 by December 31, 1998.

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

         In addition to the outstanding shares described above, options to purchase a total of 636,892 shares of Common Stock warrants to purchase a total of 161,970 shares of Common Stock Convertible Notes convertible into approximately 3,096,392 shares of Common Stock are outstanding as of December 31, 1996. The Company has registered for public resale all of the shares of Common Stock issuable on conversion of the Convertible Notes.

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

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS; ANTI-TAKEOVER MEASURES

         As of December 31, 1996, the Company's Directors and executive officers and their affiliates beneficially own approximately 33% of the Company's outstanding shares of Common Stock. See "Principal Shareholders." As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by the stockholders of the Company, including the election of Directors. The Company's articles of incorporation provides for authorized but unissued preferred stock, the terms of which may be fixed by the Board of Directors, and provides, among other things, that upon the satisfaction of certain conditions specified in the California General Corporation Law relating to the number of holders of Common Stock, the Board of Directors will be classified and the holders of Common Stock will not be permitted to cumulate votes. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         15      Independent Accountants' Review Report dated February 11, 1997

         27      Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         The Company filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended December 31, 1996:

         The Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 1996 reported under Item 2, concerning the Company's purchase of Shorehaven Manor, a 120 unit retirement facility located in Sterling Heights, Michigan.

         The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on October 25, 1996 reported under Item 7, to provide the financial statements required pursuant to Rule 3.05 of Regulation S-X with respect to the Company's acquisition of Syncare, Inc., a California corporation.

         The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on October 30, 1996 reported under Item 7, to provide the financial statements required pursuant to Rule 3.05 and Rule 3.14 of Regulation S-X with respect to the Company's acquisitions of a controlling limited partnership interest in American Retirement Villas Properties II, a California limited partnership and Northgate Park, a 126 unit retirement facility located in Cincinnati, Ohio.

         The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on October 31, 1996 reported under Item 7, amending the Company's Form 8-K/A filed with the Securities and Exchange Commission on October 30, 1996 referenced above.

         The Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 21, 1996 reported under Item 2, concerning the tender offer by a wholly-owned subsidiary of the Company, LAVRA, Inc., a Delaware corporation, to purchase up to 42% of the outstanding limited partnership units of Senior Income Fund, L.P., a Delaware limited partnership, at a net cash price of $5.00 per limited partnership unit, net of any distributions made from the date of the tender offer until the date validly tendered limited partnership units were purchased.

         The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on November 26, 1996 reported under Item 7, to provide the financial statements required pursuant to Rule 3.14 of Regulation S-X with respect to the Company's acquisition of Shorehaven Manor, a 120 unit retirement facility located in Sterling Heights, Michigan.

         The Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on December 6, 1996 reported under Item 2, to announce the increase in the purchase price to $6.50 net cash per limited partnership unit offered by LAVRA for limited partnership units of Senior Income Fund.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARV ASSISTED LIVING, INC.

By: /s/ Graham P. Espley-Jones
    -------------------------------
        Graham P. Espley-Jones
      Chief Financial Officer
    (Duly authorized and principal
         financial officer)

Date: February 14, 1997


By:  /s/ Patrick M. Donovan
   --------------------------------
         Patrick M. Donovan
       Vice President Finance
     (Duly authorized officer)

Date: February 14, 1997