Form 10-K
period 1997-03-31
ARV ASSISTED LIVING INC
filed 1997-06-30
CIK 949322

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                        COMMISSION FILE NUMBER: 0-26980

                            ------------------------

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

                            ------------------------

       Registrant's telephone number, including area code: (714) 751-7400

          Securities registered pursuant to Section 12(b) of the Act:

               TITLE OF CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
         Common Stock, no par value                        NASDAQ National Market

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of June 19, 1997, the aggregate market value of the voting stock held by non-affiliates of registrant was $77,019,244 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of June 19, 1997 was 9,662,990.

================================================================================

                           ARV ASSISTED LIVING, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                                                                         PAGE
                                                                                         ----
PART I
Item 1:     Business...................................................................     1
Item 2:     Properties.................................................................    18
Item 3:     Legal Proceedings..........................................................    20
Item 4:     Submission of Matters to a Vote of Security Holders........................    21

PART II
Item 5:     Market for Registrant's Common Equity and Related Shareholder Matters......    21
Item 6:     Selected Financial Data....................................................    23
Item 7:     Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................    24
Item 8:     Financial Statements and Supplementary Data................................    31
Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.................................................................    31

PART III
Item 10:    Directors and Executive Officers of the Registrant.........................    32
Item 11:    Executive Compensation.....................................................    35
Item 12:    Security Ownership of Certain Beneficial Owners and Management.............    39
Item 13:    Certain Relationships and Related Transactions.............................    40

PART IV
Item 14:    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........    41

                                     PART I
ITEM 1. BUSINESS

GENERAL

     ARV Assisted Living, Inc. ("ARV" or the "Company") is one of the largest operators of licensed assisted living facilities ("ALFs") in the United States. The Company is a fully integrated provider of assisted living accommodations and services that operates, acquires and develops assisted living facilities. The Company's operating objective is to provide high quality, personalized assisted living services to senior elderly residents in a cost effective manner, while maintaining residents' independence, dignity and quality of life. ALFs comprise a combination of housing, personalized support services and health care in a non-institutional setting designed to respond to the individual needs of the senior elderly who need assistance with certain activities of daily living, but who do not need the level of health care provided in a skilled nursing facility.

     The Company has implemented its plan to expand its operations through the acquisition and development of new ALFs. To this end, the Company has expanded its operations through acquisitions in California, Ohio, Florida, Indiana, Michigan and Virginia, and it has developed or is in the process of constructing new ALFs in California, Florida, Texas, New Mexico, Indiana, Massachusetts, New York and Nevada. At March 31, 1997, the Company operated 45 ALFs containing 5,855 units. As of June 19, 1997, the Company operated 47 ALFs containing approximately 6,000 units. Of the 47 ALFs, the Company operates 14 Owned ALFs (as defined below) and 31 Leased ALFs (as defined below), and manages two ALFs ("Managed ALFs"). "Owned ALFs" means ALFs owned by the Company directly or by affiliated limited partnerships for which the Company serves as managing general partner and facility manager ("Affiliated Partnerships") in which the Company has a majority ownership interest. "Leased ALFs" means ALFs operated under long-term operating leases for the Company's own account or for Affiliated Partnerships in which the Company has a majority ownership interest. In addition, the Company has five ALFs currently under construction that are expected to contain 661 units.

     The Company has utilized lease and mortgage financing with health care real estate investment trusts ("Health Care REITs"), private companies and commercial banks to help facilitate its growth strategy. The Company has also used the proceeds of a $57.5 million convertible subordinated debt issuance to help effectuate its growth strategy.

     The Company intends to continue to expand its existing portfolio through the acquisition and development of Owned ALFs as well as through the operation of Leased ALFs. This blend of ownership structures is anticipated by management to allow the Company to fund its growth in a balanced and efficient manner.

     The Company intends to continue to focus on "private-pay" residents, who pay for the Company's services from their own funds or through private insurance, rather than relying on potential residents who live in the few states that have enacted legislation enabling ALFs to receive Medicaid funding similar to funding generally provided to skilled nursing facilities. Currently, approximately 96% of the Company's ALF revenue comes from private-pay residents, while the remaining 4% of such revenue comes from residents in the Supplemental Security Income ("SSI") program.

     The Company's ALFs provide residents with a combination of living accommodations, basic care services and assisted living services. The residents of the Company's ALFs average 85 years of age and often require assistance with certain activities of daily living. The Company provides its assisted living residents with private or semi-private rooms or suites, meals in a communal setting, housekeeping, linen and laundry services, activities programs, security, utilities, and transportation in a Company van or minibus. The Company also provides a three-tier assisted living service structure to which residents can subscribe as they require assistance with other activities of daily living, including personal care, assistance with bathing, grooming, dressing, personal hygiene and escort services to meals and activities.

     Further, the Company has implemented a Wellness Program at all of its 47 facilities, pursuant to which the Company arranges for the provision of certain health care services to its residents. As a means of strengthening its Wellness Program, the Company, through its wholly owned subsidiary, ARV Health Care, Inc., acquired SynCare, Inc., a physical, speech and occupational therapy provider, as of August 22, 1996 in a stock-for-stock merger. SynCare, Inc. was the holding company of three corporations, BayCare Rehabilitative Services Inc., ProMotive Rehabilitation Services and Pro Motion Rehab. BayCare Rehabilitative Services Inc. and Pro Motion Rehab have been merged into ProMotive Rehabilitation Services, which does business under the name GeriCare ("GeriCare"). GeriCare specializes in rehabilitative services, including speech, occupational and physical therapy.

     In addition to operating and managing ALFs, the Company has also acquired or developed market rate senior apartments, as well as affordable senior and multifamily apartment communities using the sale of tax credits under a federal low income housing tax credit program (the "Federal Tax Credit Program") to generate the equity funding for development. The Company does not intend to expand its apartment portfolio and will not grow this segment of the business in the future.

     The Company or its affiliated entities have been continuously involved in the acquisition, development and operation of senior housing facilities for more than 20 years. In 1980, Mr. Gary L. Davidson, the Company's Chairman, CEO and President, and Mr. John Booty, retired President and current Vice Chairman of the Board, with two other individuals who have since retired, formed the predecessor to the Company. Since that time, the Company has built an executive management team and assisted living operation with experience and expertise in the management, financing, acquisition, development and operation of ALFs.

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

     The Company believes its assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of the Company's assisted living residents falling within the fastest growing segments of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement amounts to persons in acute care hospitals and skilled nursing facilities. Assisted living offers a cost effective long-term care alternative while preserving a more independent lifestyle for those senior elderly who do not require the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide. As of March 31, 1997, monthly revenue from the Company's ALFs on a "same store basis" (defined as those facilities which the Company owned, managed or leased for a period of 12 months or more as of March 31, 1997) averaged $1,662 per occupied unit compared to $1,579 per occupied unit as of March 31, 1996. Other trends benefiting the Company include the increased financial net worth of the elderly population, the increase in the population of individuals living alone and the increasing number of women who work outside the home and are therefore less able to care for their elderly relatives. The Company believes that these trends will result in an increasing demand for assisted living services and facilities to fill the gap between aging at home and aging in more expensive skilled nursing facilities.

     Aging Population. The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to U.S. Bureau of the Census data, the segment of the population over 85 years of age, which comprises the largest percentage of residents at long-term care facilities, is projected to increase by 40% between the years 1990 and 2000.

     As the ratio of senior elderly in need of assistance has increased, so too has the number of senior elderly able to afford assisted living. According to U.S. Bureau of the Census data, the median net worth of householders age 75 or older increased from $55,178 in 1984 and $61,491 in 1988 to $77,654 in 1993.
Furthermore, according to the same source, the percentage of people 65 years and older below the poverty line decreased from 27.3% in 1970 to 14.8% in 1980 to 12.2% in 1993. The increased number of women in the labor force has reduced the supply of care givers. Historically, unpaid women (mostly daughters or daughters-in-law) represented a large portion of the care givers of the non-institutionalized senior elderly. Since 1960, the population of individuals living alone has increased significantly as a percentage of the total elderly population. This increase has been the result of an aging population in which women outlive men by an average of 6.8 years, rising divorce rates, and an increase in the number of unmarried individuals.

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

     Cost Containment Pressures of Health Reform. In response to rapidly rising health care costs, both government and private pay sources have adopted cost containment measures that have encouraged reduced length of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to preestablished fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges. Managed care organizations, such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") are reducing hospitalization costs by negotiating for discounted rates for hospital services and by monitoring and decreasing hospitalization. The Company anticipates that both HMOs and PPOs increasingly may direct patients away from the more expensive nursing care facilities into less expensive ALFs.

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

THE COMPANY'S ASSISTED LIVING SERVICES

     The Company provides services and care which are designed to meet the individual needs of its residents. The services provided by the Company are designed to enhance both the physical and mental well-being of the senior elderly in each of its facilities by promoting their independence and dignity in a home-like setting. The Company's assisted living program includes the following:

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

          Basic Service and Care Package. The basic service and care package at the Company's ALFs generally includes the following: meals in a communal, "home-like" setting, housekeeping, linen and laundry service, social and recreational programs, security, utilities and transportation in a Company van or minibus. Other care services can be provided under the basic package based upon the individual's personalized health care plan. While the amount of the fee for the basic service package varies from facility to facility, on a "same facility basis" (defined as those facilities which the Company owned, managed or leased for a period of four quarters or more as of March 31, 1997) the average basic monthly rate per unit was approximately $1,380 per month as of March 31, 1997, compared to an average of $1,315 as of March 31, 1996.

          Additional Services. The Company has designed its additional assisted living services generally in a three-tier program available to residents on a personalized basis.

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

     In addition to the above three levels, the Company provides other levels of assistance to its residents in order to meet their individual needs.

     As of March 31, 1997, approximately 63% of the Company's residents were on the basic plan, 18% on Level One, 15% on Level Two and 4% on Level Three. In addition to the base rent, the Company typically charges a $375 per month fee for Level One assisted living services, $700 per month for Level Two assisted living services and $1,125 to $1,400 per month for Level Three assisted living services, but the fee levels vary from facility to facility. At some facilities, the Company may charge additional fees for other specialized assisted living services. As the Company's residents age at the facilities, the Company expects that an increasing number of residents will utilize Level Two and Level Three services. The Company's internal growth plan is focused on increasing revenue by continuing to expand the number and diversity of its tiered additional assisted living services and the number of residents using these services. There can be no assurance that, at any time, any assisted living facility will be substantially occupied at assumed rents. In addition, lease-up and full occupancy may be achievable only at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. Because rent increases generally can only be implemented at the time of expiration of leases, rental increases may lag behind increases in operating expenses.

     The average monthly revenue per occupied unit for both the basic service and the additional services for the year ended March 31, 1997 increased to $1,610 from $1,170 a year earlier on a same facility basis.

     Wellness Program. The Company has implemented a Wellness Program for the residents of its facilities designed to identify and respond to changes in a resident's health or condition and then, together with the resident and the resident's family and physician, as appropriate, design a solution to fit that resident's particular needs. The Company monitors the physical and mental well-being of its residents. This monitoring activity takes place at meals and other scheduled activities, and informally as the staff performs its services around the facility. Under the Wellness Program, the Company works with home health care agencies to provide services the facility cannot provide, with physical and occupational therapists to provide these services to residents in need of such therapy, and with a long-term care pharmacy to facilitate cost effective and reliable ordering and distribution of medication. The Company arranges for these services to be provided to residents as needed in consultation with their physicians and families. At the present time, all of Company's ALFs have a comprehensive Wellness Program. The Company is in the process of implementing the Wellness Program at the balance of its facilities, the majority of which have been recently acquired.

GROWTH STRATEGIES

     Overview. The Company's growth strategy focuses on development of ALFs, expansion of the level and depth of assisted living services, and continued intensive facilities management.

     The Company will seek to grow by increasing its portfolio of ALFs through acquisition and development. The Company's strategic plan calls for the acquisition and development of ALFS through direct ownership and the use of long-term operating leases with institutional investors such as Health Care REITs, as well as through direct ownership financed with secured debt from Health Care REITs or other lenders. The Company believes that this blend of ownership structures allows the Company to fund its growth in a balanced and cost effective manner.

     The Company and its predecessors have acquired and developed assisted living and senior housing facilities over the past 17 years. During this period, the Company and its predecessors have acquired 37 ALFs, including one portfolio of eight facilities, and developed ten ALFs currently in operation. In addition, the Company's recent or current development of 18 apartment communities it operates throughout the U.S. has further increased its development experience. As the Company continues its expansion, it may become more difficult to manage geographically dispersed operations. Management believes the Company has developed and expanded its operational, financial and management information systems and procedures and has established an infrastructure to support development on a national basis.

     The Company's strategy is to expand by targeting areas where there is a need for ALFs based on demographics and market studies. The Company intends to continue to expand its assisted living operations throughout the U.S., locating its facilities in clusters, that is, areas where it has other existing facilities or geographic areas where it intends to acquire or develop other ALFs. In this way, the Company seeks to increase the efficiency of its management resources and to achieve broader economies of scale.

     A substantial portion of the business and operations of the Company are conducted in California, where 30 of the 55 ALFs operated, managed or in development by the Company are located. Other regional concentrations of ALFS are planned for Florida, Texas, Ohio, Michigan and the Northeast. The market value of these properties and the income generated from properties managed or leased by the Company could be negatively affected by changes in local and regional economic conditions and by acts of nature. A worsening of current economic conditions in these areas of concentration, or a downturn in the economic conditions in its other regions, could have a negative effect on the Company's business.

     Increase Sales of Additional Assisted Living Services. The Company believes that many custodial services provided in skilled nursing facilities are available at approximately two-thirds of the cost in the Company's ALFs. The Company believes that this differential will enable the Company to attract additional residents. By increasing the usage of these services by its residents, the Company believes it should enable residents to stay at the Company's ALFs longer, rather than having to transfer to more expensive skilled nursing facilities. The Company has been a pioneer in providing these services, which allow its senior elderly residents to age in place at the facility without having to move to a more expensive alternative until that move becomes absolutely necessary.

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

     Development. The Company will seek to grow primarily through the development of new ALFs in its targeted markets. The Company's primary development strategy is to conduct its development activities in conjunction with developers and builders in clustered geographic areas throughout the U.S. Typically, the Company's regional developers receive development or construction fees in connection with the construction of the project. In all cases, the Company has the right to approve acquisitions and all aspects of development including site selection, design, plans and specifications, development budgets, choice of general contractor and major subcontractors, and other significant criteria.

     In long-term operating lease transactions, when the subject property is ready for construction, it typically is acquired by the Health Care REIT financing the project, with the development performed by the Company, or in conjunction with regional developers in certain cases, under a contractual arrangement with the Health Care REIT. Concurrently, the Company enters into a long-term operating lease which becomes effective when the facility is completed. The Health Care REIT typically bears 100% of the development costs which may also include development or construction supervision fees for the Company. The Company typically incurs up-front development costs in connection with the due diligence and entitlement process and architectural and engineering fees incurred in connection with preparing the property for purchase by the Health Care REIT at the beginning of construction. The Company currently leases facilities from four Health Care REITs. The lease agreements with each of the Health Care REITs are interconnected in that the Company will not be entitled to exercise its right to renew one lease with a particular Health Care REIT without exercising its right to renew all other leases with that Health Care REIT and that leases with each Health Care REIT contain certain cross default provisions. Therefore, in order to exercise all lease renewal terms, the Company will be required to maintain and rehabilitate the leased facilities on a long-term basis.

     As part of its growth strategy, the Company plans to develop new ALFs. The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. These and other factors are detailed below. See Risk Factors -- Risks Common to the Company's assisted living operations -- Development and Construction Risks. The successful development of additional ALFs would involve a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. Certain construction risks are beyond the Company's control, including strikes, adverse weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost of construction and the time required to complete construction to exceed estimates. In order to keep its internal costs to a minimum, the Company relies, and will continue to rely, on third party general contractors to construct its new ALFs. If construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property in construction is subject to risks including construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them vary widely from state to state, and from community to community within a state.

     Acquisitions. The Company believes that the assisted living industry's fragmentation and ongoing consolidation provide attractive acquisition opportunities. Through its internal acquisition team, its network of real estate broker contacts and its regional partners and allies, the Company seeks to acquire single ALFs or groups of ALFs from smaller owners and operators in its targeted markets. In evaluating possible acquisitions, the Company considers (i) the location, construction quality, condition and design of the facility, (ii) the current and projected cash flow of the facility and the anticipated ability to increase revenue through rent and occupancy increases, additional assisted living services and management and (iii) the ability to acquire the facility below replacement cost. However, there can be no assurance that the Company will be able to find additional suitable facilities to continue its current growth rate.

     By developing and operating ALFs and senior and multifamily apartment communities in 14 states, the Company has generated numerous contacts through which it is able to identify possible acquisitions in the early stage of the sale process. The Company's sources for prospective acquisitions range from Affiliated

Partnerships to management's contacts with potential ALF sellers to the Company's local and regional personnel who monitor the assisted living market in their area. Management intends to pursue both individual and portfolio acquisitions and believes the Company will be able to achieve greater value from its acquisitions as the facilities manager.

     In certain instances, the Company may target existing ALFs which may be redeveloped or repositioned as management believes a number of acquisition opportunities may reflect situations where existing owners are not operating, maintaining or leasing such facilities efficiently. Although the Company will focus future acquisition efforts primarily on the acquisition, directly or through long-term operating leases, of additional ALFs, it may in certain cases also target additional third party management contracts as an interim step to facilities acquisition.

     The Company has acquired certain existing ALFs from affiliated entities as well as third parties and may consider acquiring additional existing ALFs from other Affiliated Partnerships. There can be no assurance that the Company will pursue any such transactions or that, if pursued, such transactions will be completed successfully by the Company.

     The Company's acquisitions of existing ALFs are anticipated to be financed through direct long-term operating lease transactions with institutional investors such as Health Care REITs, as well as ownership acquisitions using equity and secured debt. In long-term operating lease transactions, the Company typically arranges the sale of the prospective assisted living facility to a Health Care REIT or other institutional investor while concurrently entering into a long-term operating lease for the facility. The Company's initial cost generally is limited to a security deposit. Thereafter, the Company is obligated to make certain rental payments (which may include an additional amount related to revenue of the facility) for the term of the lease. While the Company believes that it has been and will continue to be conservative in projecting lease-up costs and expenses as well as the achievement of rent stabilization, the failure of the Company to generate sufficient revenue could result in an inability to meet minimum rent obligations under the Company's long-term operating leases.

FACTORS AFFECTING FUTURE RESULTS REGARDING FORWARD-LOOKING STATEMENTS

     The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has made forward-looking statements in this report concerning, among other things, the impact of future acquisitions and developments, if any, and the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

CAPITAL REQUIREMENTS

     In implementing its planned growth strategy by acquiring existing ALFs and properties for development, and in funding development of acquired properties, as of March 31, 1997, the Company has expended substantially all of the $55.2 million net proceeds received from the sale of its 6 3/4% Convertible Subordinated Notes due 2006 (the "2006 Note Offering"). The Company intends to refinance certain facilities and investments to replace expended funds. Additionally, as of March 31, 1997, the Company had borrowed $20.9 million to partially fund the costs of facility acquisitions. The Company has entered into separate agreements with Health Care REIT, Inc., Meditrust, Bank United of Texas and Imperial Bank to provide up to $210 million of financing for acquisitions, development and general corporate purposes. At March 31, 1997, $39.9 million of these commitments had been expended ($23.4 million for Leased ALFS, $8.8 million for mortgage financing of Owned ALFs, and $7.7 million for the construction of an ALF owned by an Affiliated Partnership which is guaranteed by the Company). Additionally, at March 31, 1997, the Company has used $6.9 million of the line of credit with Imperial Bank in the form of non-cash advances to provide letters of credit used as security deposits for leased ALFs. The Company intends to finance certain of its ALFs and investments in property to be developed in order to redeploy the capital.

     The Company estimates that the net proceeds of these financing agreements, in conjunction with other financial resources, will provide adequate capital to fund the Company's development and acquisition program for additional ALFs over the next 12 months. The Company will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance its growth strategy, including the acquisition and development of facilities as well as other capital expenditures and additional funds to meet increased working capital requirements. The Company may finance future acquisitions and development through a combination of its cash reserves, its cash flow from operations, utilization of its current lines of credit, leasing of existing ALFs and ALFs in development, sale/leaseback arrangements with respect to its Owned ALFs, and additional indebtedness or public or private sales of debt securities or capital stock. There can be no assurance, however, that funds will be available on terms favorable to the Company, that such funds will be available when needed, or that the Company will have adequate cash flows from operations for such requirements.

HISTORY OF LOSSES

     For the years ended March 31, 1997, 1996 and 1995, respectively, the Company had net losses of $1.8 million, $965,000 and $3.0 million, respectively. At March 31, 1997, the Company's accumulated deficit was $9.4 million. The Company's net losses have resulted principally from (i) the development of its affordable apartment communities financed through the Federal Tax Credit Program, in which the Company receives fees that are not recognized under generally accepted accounting principles until certain risks associated with the assumed operating deficits and tax credit guarantees have been reduced to specified levels, (ii) provision for estimated future obligations of the Company for its tax credit properties and certain allowances established for Medicare reimbursement regarding the Company's rehabilitation subsidiary, GeriCare, (iii) the expansion of the Company's staffing and infrastructure to accommodate the Company's acquisition and development strategy, (iv) start-up losses incurred in operations of newly developed ALFs, and (v) certain discontinued project costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." There can be no assurance that the risks associated with the tax credit financed developments will be reduced sufficiently to allow recognition of the associated fees, that operating issues can be managed to reduce or eliminate obligations under operating deficit guarantees, that other similar costs and expenses or losses will not occur in the future or that other expected revenue will be recognized when expected. See " -- Indebtedness, Lease and Other Obligations of the Company," "-- General Partner Liability and Status," "-- Tax Credit Properties" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Results of Operations" and "-- Liquidity and Capital Resources." While management believes that internal review procedures have been put into place which should reduce Medicare disallowances in future quarters, there can be no assurance that the risks associated with the Medicare-reimbursed segment of the Company's business can be eliminated or even substantially reduced. See "-- Dependence on Reimbursement by Third-Party Payors."

RAPID GROWTH

     Management of Growth. As part of its ongoing business, the Company has experienced and expects to continue to experience rapid growth. The Company is planning significant expansion both through internal expansion and acquisitions and development. In order to maintain and improve operating results, the Company's management must manage growth and expansion effectively. See "-- Risks Common to the Company's Assisted Living Operations." The Company's ability to manage its growth effectively requires it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. As the Company continues its expansion, it may become more difficult to manage geographically dispersed operations and effectively manage each ALF. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

     External Growth. In line with its growth strategy, the Company has entered into, and will continue to enter into, a number of agreements to acquire properties for development and for the acquisition of existing ALFs which are subject to certain conditions. There can be no assurance that one or more of such acquisitions will be completed or that the Company will be able to find additional suitable properties and ALFs to continue its current rate of growth. The Company has recently experienced a slowing of its growth through acquisition of ALFs due to what management believes is a current shortage of suitable ALFs available for acquisition at prices attractive to the Company. There can be no assurance that suitable ALFs will become available for future acquisition at prices attractive to the Company. Similarly, the Company has acquired a number of properties to be developed into ALFs, or has contracted to operate ALFs being developed by third-party developers. The development of ALFs is subject to a number of risks, many of which are outside the Company's control. There can be no assurance that the Company will be able to complete its planned facilities in the manner, for the amount, or in the time frame currently anticipated. Delays in the progress or completion of development projects could affect the Company's ability to generate revenue or to recognize revenue when anticipated. See
"-- Risks Common to the Company's Assisted Living and Apartment Operations -- Development and Construction Risks."

COMPETITION

     The health care industry is highly competitive and the Company expects that the assisted living business in particular will become more competitive in the future. The Company continues to face competition from numerous local, regional and national providers of assisted living and long-term care whose facilities and services are on either end of the senior care continuum from skilled nursing facilities and acute care hospitals to companies providing home based health care, and even family members. In addition, the Company expects that as assisted living receives increased attention among the public and insurance companies, competition from current and new market entrants, including companies focused on assisted living, will increase. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations, while others have, or may obtain, greater financial resources than those available to the Company.

     Moreover, in the implementation of the Company's growth program, the Company expects to face competition for the acquisition and development of ALFs. Some of the Company's present and potential competitors are significantly larger or have, or may obtain, greater financial resources than those of the Company. Consequently, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to attract residents, expand its business, or increase the cost of future acquisitions, each of which could have a material adverse effect on the Company's financial condition, results of operations and prospects.

INDEBTEDNESS, LEASE AND OTHER OBLIGATIONS OF THE COMPANY

     The Company has financed, and will continue to finance, the acquisition and development of ALFs through a combination of loans, leases and other obligations. As of March 31, 1997, the Company had outstanding consolidated indebtedness of $92.5 million, including $57.5 million of the Company's 2006 Convertible Notes, the holders of which have the right to convert such notes into the common stock of the

Company at any time on or before maturity of the notes. In addition, at March 31, 1997, the Company had $12.1 million in notes maturing within two years. As a result, a portion of the Company's cash flow will be devoted to debt service. There is a risk that the Company will not be able to generate sufficient cash flow from operations to cover required interest and principal payments.

     At March 31, 1997, approximately $14.6 million of the Company's indebtedness bore interest at floating rates. Indebtedness that the Company has since that date incurred and may incur in the future may also bear interest at a floating rate or be fixed at some time in the future. Therefore, increases in prevailing interest rates could increase the Company's interest payment obligations and could have an adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has guaranteed mortgage and construction debt for the benefit of Affiliated Partnerships of up to approximately $56.1 million, including $46.9 million outstanding as of March 31, 1997, of which $34.0 million will become due and payable within the next two years. This effectively subjects the Company to risks normally associated with leverage, including the risk that Affiliated Partnerships will not be able to refinance this debt with permanent financing, an increased risk of partnership cash flow deficits, and the risk that if economic performance of any mortgaged asset declines, the obligation to make payments on the mortgage debt may be borne by the Company, which could adversely affect the Company's results of operations and financial condition. Because certain of the indebtedness which the Company has guaranteed bears interest at rates which fluctuate with certain prevailing interest rates, increases in such prevailing interest rates could increase the Company's interest payment obligations and could have an adverse effect on the Company's results of operations and financial condition.

     In addition, as of March 31, 1997, the Company is a party to long-term operating leases for certain of its Leased ALFs, which leases require minimum annual lease payments aggregating $18.5 million for fiscal year 1998, and intends to enter into additional long-term operating leases in the future. These leases typically have an initial term of 10 to 15 years, and in general are not cancelable by the Company.

     The Company also has entered into guarantees (the "Tax Credit Guarantees") which extend 15 years after project completion, relating to certain developments financed under the Federal Tax Credit Program with respect to (i) lien free construction, (ii) operating deficits and (iii) obtaining and maintaining tax credit benefits to certain corporate investors (see "-- Tax Credit Properties"), the obligations under which, excluding potential penalties and interest factors, could amount to an approximate limit of $78.4 million as of March 31, 1997. There can be no assurance that the Company will be able to generate sufficient cash flow from operations to cover required interest, principal and lease payments, or to perform its obligations under the guarantees to which it is party were it called on to do so.

     In particular, the Company and/or its wholly owned subsidiary, ARV Investment Group, Inc., have provided such guarantees to General Electric Capital Corporation and subsidiaries thereof (collectively, "GECC") with regard to six properties. For two of those properties, the Company has funded approximately $317,000 as of March 31, 1997, and expects to fund up to an additional $675,000 in fiscal 1998 under operating deficit guarantees. The Company expects to fund approximately $1 million for operating deficits for other properties as of March 31, 1997. In addition, the Company may be required to fund shortfalls in permanent loan financing to replace construction financing on projects where permanent financing has not been finalized. Finally, with regard to tax credit benefits, the Company may be required to make adjustments if sufficient tax credits are not generated in order to meet agreed-upon levels of tax credit benefits. (See "-- Tax Credit Properties.")

     If the Company were unable to meet interest, principal, lease or guarantee payments in the future, there can be no assurance that sufficient financing would be available to cover the insufficiency or, if available, the financing would be on terms acceptable to the Company. In the absence of financing, the Company's ability to make scheduled principal and interest payments on its indebtedness to meet required minimum lease payments, to meet its obligations under the guarantees, if any, to respond to changing business and economic conditions, to fund scheduled investments, cash contributions and capital expenditures, to make future acquisitions and to absorb adverse operating results would be adversely affected. In addition, the terms of certain of the Company's indebtedness have imposed, and may in the future impose, constraints on the Company's operations. If, and to the extent that, the Company fails to operate within those constraints, the

Company will be required to either seek waivers or to find alternative sources of financing with which to pay off the applicable indebtedness.

GENERAL PARTNER LIABILITY AND STATUS

     The Company, directly or through its subsidiaries, is a general partner in 21 partnerships. As a general partner, it is liable for partnership obligations such as partnership indebtedness (which at March 31, 1997, was approximately $58.3 million), potential liability for construction defects, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could materially adversely affect the Company's results of operations and financial condition.

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

     The Company has funded and expects to fund certain amounts in its capacity as general partner or guarantor for a subsidiary general partner regarding certain tax credit properties. In addition, adjustments to cover tax credit benefit shortfalls may need to be made. See "-- Indebtedness, Lease and Other Obligations of the Company" and Tax Credit Properties."

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS

     As of August 22, 1996, the Company acquired GeriCare. GeriCare specializes in rehabilitative services, including speech, occupational and physical therapy. Revenue received directly or indirectly from the Medicare program for GeriCare's services represents a significant portion of GeriCare's net revenue. The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, all of which could have the effect of limiting or reducing reimbursement levels for GeriCare's services. During late 1995, Congress considered (but did not enact) legislation to reduce Medicare spending significantly. The Company cannot predict whether any changes in this program will be adopted or, if adopted, the effect, if any, such changes will have on the Company. Any significant decrease in Medicare reimbursement levels could have a material adverse effect on the Company. There can be no assurance that rehabilitation services provided by GeriCare or rent paid for space in facilities in which GeriCare manages rehabilitation management programs (including 33 ALFs owned, leased or managed by the Company) will continue to receive Medicare payments at current levels.

     Medicare reimburses GeriCare monthly for services provided and is reimbursed on a cost basis, subject to certain adjustments. GeriCare submits cost reports to the Health Care Financing Administration ("HCFA") on an annual basis and is subject to having amounts previously reimbursed adjusted retroactively. The result of a retroactive reimbursement would be either a requirement to repay the amount previously reimbursed or an adjustment downward in future reimbursements for services rendered, or both. The Company has reviewed cost reports for GeriCare filed prior to August 22, 1996, and has prepared cost reports which it filed as of August 22, 1996. The Company has established reserves for amounts which it reasonably believes may be adjusted by HCFA, but there can be no certainty that significant charges in addition to those reserved for may be denied, which could materially adversely affect the Company's results of operations and financial condition. Mutual of Omaha, GeriCare's intermediary with HCFA, made a retroactive rate adjustment regarding services provided by GeriCare from 1995 through the early spring of 1997, resulting in the disallowance of approximately $106,000 of fees previously paid to GeriCare. In addition, GeriCare has been placed on a temporary 50% review, meaning that Mutual of Omaha will temporarily withhold payment on 50% of GeriCare's billings until it has reviewed the files documenting the requested reimbursement. Management believes that the file review will result in payment of substantially all of the amounts requested, but the review period will temporarily slow cash flows for GeriCare.

     A certain portion of the Company's general and administrative expenses are believed to be reimbursable by Medicare because the Company provides accounting, legal and general office services to GeriCare. To the extent Medicare would deny reimbursement for such overhead, the Company's general and administrative expenses will increase accordingly.

GOVERNMENT REGULATION

     Assisted Living. Health care is an area subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. While a number of states have not yet enacted specific assisted living regulation, the Company is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities in which it operates or intends to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payors. In addition, the President and Congress have proposed in the past, and may propose in future, health care reforms that could impose additional regulations on the Company or limit the amounts that the Company may charge for its services. The Company cannot make any assessment as to the ultimate timing and impact that any pending or future health care reform proposals may have on the assisted living, home health care, nursing facility and rehabilitation care industries, or on the health care industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or results of operations of the Company.

     SSI Payments. A portion of the Company's revenue (currently, approximately 4% of the Company's assisted living revenue) is derived from residents who are recipients of Supplemental Security Income ("SSI") SSI payments. Revenue derived from these residents is generally lower than that received from the Company's other residents and could be subject to payment delay. There can be no assurance that the Company's proportionate percentage of revenue received from SSI receipts will not increase, or that the amounts paid under SSI programs will not be further limited. In addition, if the Company were to become a provider of services under the Medicaid program, the Company would be subject to Medicaid regulations designed to limit fraud and abuse, violations of which could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

     Rehabilitation Services. The cost of many of the services offered by GeriCare is reimbursed or paid for by Medicare and, therefore, GeriCare is subject to the HCFA rules governing survey and certification. While the Company believes GeriCare and the rehabilitation services it provides are in substantial compliance with program requirements, the corporation could be subject to adjustments in addition to those already made in reimbursement or penalties due to an alleged failure to comply with regulatory requirements. See "-- Dependence on Reimbursement by Third Party Payors."

INTEGRATION OF BUSINESSES

     Prior to August 1996, the Company had not provided health care services other than those associated with its assisted living licensure requirements. In August 1996, the Company acquired GeriCare which includes rehabilitation services and a Medicare Part B billing and supply component. Due in part to differences between the historical core business of the Company and that of the acquired business, such acquisition has placed and may continue to place significant demands on the Company's management and other resources. New management has been hired by the Company to oversee GeriCare. Nonetheless, there can be no assurance that GeriCare's business can be integrated successfully, that there will be any operating efficiencies between the businesses or that the combined businesses can be operated profitably. The Company may acquire other complementary businesses in the future.

     Due to the regulatory scheme in New York regarding assistance with activities of daily living, the Company and its partner, Castle Senior Living, LLC, have formed a subsidiary, Prospect Park Residence

Home Health Care, Inc., a New York corporation which has been licensed as a Licensed Home Care Service Agency in order to provide assisted living services to the residents of its soon-to-be opened facility in Brooklyn, New York known as Prospect Park Residence. The failure to integrate and operate these or other acquired companies successfully could have a material adverse effect on the Company's business and future prospects.

RISKS COMMON TO THE COMPANY'S ASSISTED LIVING OPERATIONS

     Staffing and Labor Costs. The Company competes with other providers of assisted living and senior housing with respect to attracting and retaining qualified personnel. The Company also is dependent upon the available labor pool of employees. A shortage of qualified personnel may require the Company to enhance its wage and benefits package in order to compete. In addition, many health care workers in the nursing home industry are unionized. While only the hourly employees at the Company's Prospect Park Residence facility in Brooklyn, New York are currently unionized, any further unionization or threat of unionization of workers in the assisted living industry or at the Company's facilities could increase the Company's labor costs. No assurance can be given that the Company's labor costs will not increase, or that if they do increase, they can be matched by corresponding increases in rental or management revenue.

     Obtaining Residents and Maintaining Rental Rates. As of March 31, 1997, the ALFs owned or operated by the Company had a combined occupancy rate of 88%. Lease-up on development projects may take longer than assumed periods of time, thereby lengthening the time in which newly developed ALFs are experiencing start-up losses. The Company may revise its schedule of construction of new developments in order to phase in start-up losses from new ALFs. Occupancy may drop in existing ALFs primarily due to changes in the health of residents, increased competition from other providers of assisted living services, giving residents more choices with respect to the provision of such services and in ALFs acquired by the Company due to re-evaluation of residents regarding retention criteria, changes in management and staffing, and implementation of the Company's assisted living programs. There can be no assurance that, at any time, any ALF will be substantially occupied at assumed rents. In addition, lease-up and full occupancy may be achievable only at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. With respect to the new acquisitions, rental increases may lag behind increases in operating expenses since rent increases generally can only be implemented at the time of expiration of leases. In addition, the failure of the Company to generate sufficient revenue could result in an inability to meet minimum rent obligations under the Company's long-term operating leases and make interest and principal payments on its indebtedness.

     General Real Estate Risks. The performance of the Company's ALFs is influenced by factors affecting real estate investments, including the general economic climate and local conditions, such as an oversupply of, or a reduction in demand for, ALFs. Other factors include the attractiveness of properties to residents, zoning, rent control, environmental quality regulations or other regulatory restrictions, competition from other forms of housing and the ability of the Company to provide adequate maintenance and insurance and to control operating costs, including maintenance, insurance premiums and real estate taxes. At the time the Company acquires existing ALFs, or opens newly developed ALFs, budgets for known or expected rehabilitation expenses are prepared and funds therefor are reserved. Unknown or unforeseen rehabilitation or lease-up expenses may be incurred. Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. Any failure by the Company to integrate or operate acquired or developed ALFs effectively may have a material adverse effect on the Company's business, financial condition and results from operations. In addition, the Company currently leases facilities from only four Health Care REITs. The lease agreements with each of the Health Care REITs are interconnected in that the Company will not be entitled to exercise its right to renew one lease with a particular Health Care REIT without exercising its right to renew all other leases with that Health Care REIT and leases with each Health Care REIT contain certain cross default provisions. Therefore, in order to exercise all lease renewal terms, the Company will be required to maintain and rehabilitate the leased ALFs on a long-term basis. The Company anticipates that similar renewal and cross-default provisions will be included in leases with other Health Care REITs.

     Bond Financing. The Company has entered into four long-term leases of ALFs, the acquisition and construction of which have been or are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the facility must comply with certain federal income tax requirements, principally pertaining to the maximum income level of a specified portion of the residents. The Company anticipates executing additional leases for ALFs to be constructed with bond financing, and the same and possibly additional restrictions are anticipated to be imposed for such facilities. Failure to satisfy these requirements will constitute an event of default under the leases, thereby permitting the landlord to accelerate their termination. Failure to obtain low-income residents in the sequence and time required could materially affect the lease-up schedule and, therefore, cash flow from such facilities.

     Development and Construction Risks. As part of its growth strategy during the next few years, the Company plans to develop a number of new ALFs. See
"-- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview." The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. The successful development of additional ALFs involves a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. Development schedules may be changed by the Company in order to accommodate requirements of staffing of new ALFs and to allow a phase-in of start-up losses inherent in the marketing and lease-up of new facilities. Certain construction risks are beyond the Company's control, including strikes, adverse weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost of construction and the time required to complete construction to exceed estimates. If construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property in construction carries with it its own risks such as construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them vary widely from state to state, and from community to community within a state.

     Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances including, without limitation, asbestos-containing materials ("ACMs"), which could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator know of, or is responsible for, the presence of the hazardous or toxic substances. When acquiring land for development or existing facilities, the Company typically obtains environmental reports on the properties as part of its due diligence in order to lessen its risk of exposure. Nonetheless, the costs of any required remediation or removal of these substances could be substantial and the owner's liability as to any property is generally not limited under such laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or any entity who arranges for the disposal of hazardous or toxic substances such as ACMs at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. When entering into leases with Health Care REITs and other landlords of facilities, the Company typically enters into environmental indemnity agreements in which it agrees to indemnify the landlord against all risk of environmental liability both during the term of the lease and beyond such term. In connection with the ownership or operation of its properties or those of its Affiliated Partnerships, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

     Restrictions Imposed by Laws Benefiting Disabled Persons. Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may require modifications to existing and planned properties to create access to the properties by disabled persons. The Company believes that its properties are substantially in compliance with present requirements or are exempt therefrom and it attempts to check for such compliance in all facilities it considers acquiring. However, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons and the costs of compliance therewith could be substantial.

     Geographic Concentration. A substantial portion of the business and operations of the Company are conducted in California, where 30 of the 55 ALFs currently operated, managed or in development by the Company are located. Other regional concentrations of ALFs are planned for Florida, Texas, the Midwest and the Northeast. The creation of regions allows the Company to manage the ALFs without undue increases in management personnel. The market value of these properties and the income generated from properties managed or leased by the Company could be negatively affected by changes in local and regional economic conditions or the governing laws, and regulatory environment in, states within those regions, and by acts of nature. There can be no assurance that such geographic concentration will not have an adverse effect on the Company's business, financial condition, results of operations and prospects.

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

CONFLICTS OF INTEREST

     Certain of the Company's executive officers and Directors may, by virtue of their investment in or involvement with entities providing services, office space or guarantees to the Company or to Company-sponsored partnerships, or by virtue of familial ties with consultants offering services to the Company, have an actual or potential conflict of interest with the interests of the Company. See "Certain Transactions."

     In addition, the Company is the managing general partner and facilities manager for partnerships owning or leasing 15 ALFs and various apartment communities. By serving in both capacities, the Company has conflicts of interest in that it has both a duty to act in the best interests of the limited partners of those partnerships and the desire to maximize earnings for the Company's shareholders in the operation of those ALFs and apartment communities.

TAX CREDIT PROPERTIES

     The Company's tax credit partnerships obtain equity capital to build apartments through the sale of tax credits under the Federal Tax Credit Program. In order to qualify for the Federal Tax Credit Program, the owner of the project must agree to restrict the use of the property for moderate- to low-income purposes for a period of 15 years. Some tax credit financed partnerships for which the Company serves as general partner have entered into agreements restricting use of their respective properties for moderate- to low-income housing purposes for periods of up to 40 years beyond the base 15-year compliance period. All tax credit projects must be placed in service by the end of the second calendar year after the year in which the initial allocation of tax credits was made. In addition, if all apartments in a project are not initially occupied during the year in which tax credits are first taken, this could cause a loss of a portion of the tax credits awarded and a delay in the timing in which remaining tax credits may be offset against income. Failure to place a tax credit project in service or cause the apartments to be initially occupied on a timely basis is likely to cause the forfeiture of some or all the tax credits allocated and would trigger the Company's obligations under the Tax Credit Guarantees (see "-- Indebtedness, Lease and Other Obligations of the Company") or otherwise risk exposure of liability to limited partners of the tax credit partnerships. In addition, projects financed under the Federal Tax Credit Program are subject to detailed regulations concerning tenant income and other requirements. The Internal Revenue Service has identified these regulations as being the subject of increased scrutiny regarding compliance of applicable regulations under the Internal Revenue Code of 1986 as amended (the "Code"). While the Company believes that it is currently in substantial compliance with applicable regulations, no assurance can be given that the Company will not be challenged in this regard. These restrictions may limit the Company's management of and ability to sell properties developed under the Federal Tax Credit Program.

     The Company may be required to fund shortfalls in permanent loan financing to replace construction financing on projects where permanent financing has not been finalized. With regard to tax credit benefits, the Company may be required to make adjustments if sufficient tax credits are not generated in order to meet agreed-upon levels of tax credit benefits. In addition, the Company and/or its wholly owned subsidiary, ARV Investment Group, Inc., have provided certain operating deficit guarantees and tax credit guarantees to General Electric Capital Corporation and subsidiaries thereof (collectively, "GECC") with regard to six properties. For two of those properties, the Company has funded approximately $317,000 as of March 31, 1997, and expects to fund up to an additional $675,000 in fiscal 1998 under operating deficit guarantees. The Company expects to fund approximately $1 million for operating deficits for other properties in fiscal 1998. (See "-- Indebtedness, Lease and Other Obligations of the Company" and "-- General Partner Liability and Status.")

SHARES ELIGIBLE FOR FUTURE SALE

     As of June 19, 1997, the Company had outstanding 9,662,990 shares of Common Stock, assuming no conversion of the Convertible Notes or exercise of outstanding warrants and options. Of these shares, 3,565,000 shares of Common Stock sold in the IPO Offering are tradable in calendar year 1997 without restriction or limitation under the Securities Act, except for any shares owned or purchased by "affiliates" of the Company which will be subject to resale limitations under Rule 144 of the Securities Act. The remaining outstanding shares of Common Stock are "restricted securities" within the meaning of Rule 144 (the "Restricted Shares"). The Restricted Shares may not be sold except in compliance with the registration requirements of the Securities Act or pursuant to an exemption, including that provided by Rule 144. At June 19, 1997, approximately 6,000,259 shares of Common Stock were eligible for sale under Rule 144.

     The Company issued 657,803 shares of Common Stock upon its call for redemption of the 8% Convertible Redeemable Series A Preferred Stock (the "Series A Preferred Stock") in 1996, all of which were tradable without registration under Rule 144 at June 19, 1997. The Company issued 903,373 shares of Common Stock upon its call for redemption of its 1999 Convertible Notes in 1996 all of which were tradable without registration under Rule 144 at June 19, 1997. The Company issued an aggregate of 85,146 restricted shares to the former shareholders of SynCare, Inc. in 1996, all of which will be tradable without registration under Rule 144 in September 1997. At June 19, 1997, the Company had issued an aggregate of 25,276 restricted shares upon the exercise of warrants held by certain broker-dealers, all of which will be eligible for sale under Rule 144 by June 19, 1998.

     In addition to the outstanding shares described above, options to purchase a total of 1,057,355 shares of Common Stock, warrants to purchase a total of 114,501 shares of Common Stock, and Convertible Notes convertible into approximately 3,096,392 shares of Common Stock are outstanding as of June 19, 1997. The

Company has registered for public resale all of the shares of Common Stock issuable on conversion of the Convertible Notes.

     Sales of substantial amounts of Common Stock in the public market under Rule 144 or otherwise, and the potential for such sales, may have a material adverse effect on the prevailing market price of the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

VOLATILITY OF STOCK PRICE

     Sales of substantial amounts of shares of Common Stock in the public market or the perception that those sales could occur could adversely affect the market price of the Common Stock and the Company's ability to raise additional funds in the future in the capital markets. The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares of the Common Stock, variations in the Company's operating results, changes in earnings estimates by the Company and/or securities analysts, publicity regarding the industry or the Company and the adoption of new statutes or regulations (or changes in the interpretation of existing statutes or regulations) affecting the health care industry in general or the assisted living industry in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the shares of Common Stock.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS; ANTI-TAKEOVER MEASURES

     As of March 31, 1997, the Company's Directors and executive officers and their affiliates beneficially own approximately 29% of the Company's outstanding shares of Common Stock (exclusive of unexercised options to purchase shares of Common Stock). See Item 12 "Security Ownership of Certain Beneficial Owners and Management -- Security Ownership of Directors and Named Executive Officers." As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by the stockholders of the Company, including the election of Directors. The Company's articles of incorporation provides for authorized but unissued preferred stock, the terms of which may be fixed by the Board of Directors. Further, the articles provide, among other things, that upon the satisfaction of certain conditions specified in the California General Corporation Law relating to the number of holders of Common Stock, the Board of Directors will be classified and the holders of Common Stock will not be permitted to cumulate votes. These conditions have been met. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

ITEM 2. PROPERTIES

     The following charts set forth, as of March 31, 1997, the location, number of units, ownership, occupancy and acquisition date for the Company's facilities:

                                                                                                OCCUPANCY
                                                          MONTH        PERCENT        1997        1996        1995
               FACILITY                STATE    UNITS    ACQUIRED    OWNERSHIP(A)    AVERAGE     AVERAGE     AVERAGE
-------------------------------------- -----    -----    --------    ------------    -------    ---------    -------
LEASED
Amber Wood............................  FL        187     Jun-96        100.0%         97.3%          --          --
Baypointe Village.....................  FL        232     Mar-96        100.0%         85.1%       89.7%          --
Buena Vista Knolls....................  CA         91     Feb-96        100.0%         96.5%       91.9%          --
Chateau San Juan......................  CA        114     Dec-95        100.0%         96.0%       91.5%          --
Collier Park..........................  TX        162     Dec-96        100.0%         16.2%          --          --
El Camino Gardens.....................  CA        282     Jun-95        100.0%         76.2%       71.5%          --
Hacienda de Monterey..................  CA        180     Apr-94        100.0%         92.8%       94.7%       88.1%
Kinghaven Manor.......................  MI        144     Feb-95        100.0%         95.1%       97.4%       73.2%
Inn at Willow Glen(b).................  CA         84     Aug-96         50.9%         94.3%          --          --
Lodge.................................  OH        216     Jan-97        100.0%         93.8%          --          --
Mallard Cove..........................  OH        121     Feb-95        100.0%         78.0%       83.9%       76.0%
Maria del Sol.........................  CA        124     Oct-95        100.0%         88.6%       88.7%          --
Northgate.............................  OH        126     Aug-96        100.0%         96.7%          --          --
Rancho Park Villas....................  CA        163     Oct-95        100.0%         73.7%       75.2%          --
Shorehaven............................  MI        120     Sep-96        100.0%         95.4%          --          --
Retirement Inn of Burlingame(b).......  CA         68     Aug-96         50.9%         96.2%          --          --
Retirement Inn of Campbell(b).........  CA         72     Aug-96         50.9%         99.4%          --          --
Retirement Inn of Fremont(b)..........  CA         70     Aug-96         50.9%         88.3%          --          --
Retirement Inn of Sunnyvale(b)........  CA        123     Aug-96         50.9%         94.6%          --          --
Tamalpais Creek.......................  CA        120     Oct-95        100.0%         98.1%       97.4%          --
Tanglewood Trace......................  IN        159     Jan-97        100.0%         94.3%          --          --
Villa Bonita..........................  CA        130     Oct-95        100.0%         89.8%       90.7%          --
Villa de Palma........................  CA        111     May-95        100.0%         90.4%       92.0%          --
Villa del Obispo......................  CA         96     May-95        100.0%         95.9%       94.2%          --
Villa del Rey.........................  CA        103     Jun-95        100.0%         89.6%       92.2%          --
Villa del Sol.........................  CA         91     Jun-95        100.0%         95.3%       94.1%          --
Villa Encinitas.......................  CA        117     Jun-95        100.0%         96.2%       96.7%          --
Villa at Palm Desert..................  CA         77     Nov-95        100.0%         93.8%       88.0%          --
Woodside Village of Columbus..........  OH        156     Feb-96        100.0%         93.3%       97.1%          --
                                                -----
    TOTAL LEASED......................          3,839
                                                -----
OWNED
Acacia Villa(b).......................  CA         66     Dec-95         89.5%         77.5%       88.6%          --
Amber Park............................  OH        127     Jan-96        100.0%         71.5%       83.3%          --
Bella Vita............................  FL        120     Apr-96        100.0%         97.0%          --          --
Collwood Knolls.......................  CA        117     Jan-96         80.5%         71.3%       73.4%          --
Covell Gardens........................  CA        157     Mar-97        100.0%         92.3%          --          --
Covina Villa(b).......................  CA         64     Aug-96         50.9%         93.5%          --          --
Gayton Terrace........................  VA         92     Aug-96        100.0%          9.2%          --          --
Retirement Inn of Daly City(b)........  CA         95     Aug-96         50.9%         92.7%          --          --
Retirement Inn of Fullerton(b)........  CA         68     Aug-95         50.9%         93.0%          --          --
Montego Heights Lodge(b)..............  CA        170     Aug-96         50.9%         88.0%          --          --
Valley View Lodge(b)..................  CA        125     Aug-96         50.9%         96.1%          --          --
Villa Colima(b).......................  CA         94     Jun-96         59.9%         81.7%          --          --
Woodside Village of Bedford...........  OH        217     Jan-96        100.0%         73.0%       70.7%          --
Wyndham Lakes.........................  FL        248     Mar-96        100.0%         81.1%          --          --
                                                -----
    TOTAL OWNED.......................          1,760
                                                -----
    TOTAL LEASED AND OWNED............          5,599
                                                =====
MANAGED
Bradford Square.......................  CA         92
Chandler Villa........................  AZ        164
                                                -----
    TOTAL MANAGED.....................            256
                                                -----
    TOTAL.............................          5,855
                                                =====

---------------
(a) Represents percentage ownership of Leased ALFs and Owned ALFs through leasehold or fee ownership of the Company or an Affiliated Partnership.
(b) Facility managed by the Company, owned or leased by Affiliated Partnership in which the Company has obtained a majority ownership interest.

Prior to its fiscal year ended March 31, 1995, the Company did not own ALFs for its own account, or operate them subject to long-term operating leases. Prior to that time, the Company managed facilities for Affiliated Partnerships.

ASSISTED LIVING FACILITIES -- AVERAGE MONTHLY RENTAL RATES

                            FACILITY                                1997       1996       1995
-----------------------------------------------------------------  ------     ------     ------
LEASED
Amber Wood.......................................................  $  917     $   --     $   --
Baypointe Village................................................   1,272      1,234
Buena Vista Knolls...............................................   1,441      1,373
Chateau San Juan.................................................   1,559      1,504         --
Collier Park.....................................................   1,649         --         --
El Camino Gardens................................................   1,014        838         --
Hacienda de Monterey.............................................   1,816      1,759      1,792
Kinghaven Manor..................................................   1,121      1,035        818
Inn at Willow Glen...............................................   1,450         --         --
Lodge............................................................   1,299         --         --
Mallard Cove.....................................................   1,131      1,057      1,018
Maria del Sol....................................................   1,159      1,117         --
Northgate........................................................   1,312         --         --
Rancho Park Villas...............................................   1,297      1,258         --
Shorehaven.......................................................   1,597         --         --
Retirement Inn of Burlingame.....................................   1,563         --         --
Retirement Inn of Campbell.......................................   1,445         --         --
Retirement Inn of Fremont........................................   1,380         --         --
Retirement Inn of Sunnyvale......................................   1,467         --         --
Tamalpais Creek..................................................   1,457      1,403         --
Tanglewood Trace.................................................   1,405         --         --
Villa Bonita.....................................................   1,421      1,403         --
Villa de Palma...................................................   1,357      1,363         --
Villa del Obispo.................................................   1,557      1,513         --
Villa del Rey....................................................   1,487      1,426         --
Villa del Sol....................................................   1,607      1,539         --
Villa Encinitas..................................................   1,470      1,464         --
Villa at Palm Desert.............................................   1,825      1,765         --
Woodside Village of Columbus.....................................   1,388      1,380         --
OWNED
Acacia Villa.....................................................  $1,285     $1,288         --
Amber Park.......................................................   1,334      1,324         --
Bella Vita.......................................................   1,872         --         --
Collwood Knolls..................................................   1,381      1,373         --
Covell Gardens...................................................   1,571         --         --
Covina Villa.....................................................   1,339         --         --
Gayton Terrace...................................................   1,544         --         --
Retirement Inn of Daly City......................................   1,227         --         --
Retirement Inn of Fullerton......................................   1,368         --         --
Montego Heights Lodge............................................   1,470         --         --
Valley View Lodge................................................   1,782         --         --
Villa Colima.....................................................   1,452         --         --
Woodside Village of Bedford......................................   1,160      1,136         --
Wyndham Lakes....................................................   1,213      1,232         --

---------------
* Average monthly rental is calculated on the base monthly rental per occupied unit.

Prior to its fiscal year ended March 31, 1995, the Company did not own for its own account, or operate subject to long-term operating leases, ALFs. Prior to that time, the company managed facilities for Affiliated Partnerships.

     At March 31, 1997, the Company had the following projects under development or construction:

                                                                   ANTICIPATED
                                                 ANTICIPATED      CONSTRUCTION        ANTICIPATED/
                                   LOCATION      # OF UNITS       COMMENCEMENT*      ACTUAL OPENING*
                               ----------------  -----------   -------------------  -----------------
FACILITIES UNDER CONSTRUCTION
Eastlake Village - Phase I     Elkhart, IN             69       Under construction  April, 1997
The Inn at Summit Ridge        Reno, NV                76       Under construction  May, 1997
Vista del Rio                  Albuquerque, NM        150       Under construction  2nd Quarter 1997
Prospect Park                  Brooklyn, NY           127       Under construction  3rd Quarter 1997
Eastlake Village - Phase II    Elkhart, IN             24       Under construction  4th Quarter 1997
Las Posas                      Camarillo, CA          123       Under construction  4th Quarter 1997
Sun Lake Terrace               Las Vegas, NV          129       Under construction  4th Quarter 1997
Canterbury Woods               Attleboro, MA          132       Under construction  2nd Quarter 1998
                                                    -----
  Total Facilities
     Under Construction                               830
                                                    -----
FACILITIES UNDER DEVELOPMENT
Flamingo Road                  Las Vegas, NV          100         2nd Quarter 1997  2nd Quarter 1998
The Lakes                      Fort Myers, FL         136         3rd Quarter 1997  3rd Quarter 1998
Inn at Brookside               Stockton, CA            76         3rd Quarter 1997  3rd Quarter 1998
                                                    -----
  Total Facilities
     Under Development                                312
                                                    -----
  Total Facilities
     Under Construction
     and Development                                1,142
                                                    =====

---------------

* Denotes calendar quarters.

ITEM 3. LEGAL PROCEEDINGS

     On December 10, 1996, a Texas developer filed a complaint in Texas naming the Company and certain of its officers as defendants. The main contention of the developer's complaint was the Company's alleged breach of an acquisition and development agreement. Among the causes of action alleged in the complaint were: fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, a suit for an accounting and declaratory relief. The developer alleged actual damages ranging from $5 million to $15 million and punitive damages of $10 million. A cross-complaint was filed on December 23, 1996.

     On April 10, 1997, the litigation with the developer was settled pursuant to a release and settlement agreement (the "Release and Settlement") between the Company and the developer. Contemporaneously with the execution of the Release and Settlement, the pending action filed by the developer and the cross complaint filed by the Company were dismissed with prejudice.

     On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which the Company is the managing general partner and a majority limited partner, filed actions seeking declaratory judgments against the landlords of the Retirement Inn of Campbell (Campbell) and the Retirement Inn of Sunnyvale (Sunnyvale). ARVP II leases the Campbell and Sunnyvale assisted living facilities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. ARVP II seeks a determination that it is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

     In the event that the court finds against ARVP II, rent for the Campbell and Sunnyvale facilities could increase significantly, which would reduce distributions to unit holders (including the Company as the majority unit holder) in the future. These rent increases would be retroactive to the commencement of the lease renewal periods. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

     Two other facilities leased by ARVP II, the Retirement Inn of Fremont (Fremont) and the Retirement Inn at Burlingame (Burlingame) are owned by entities which are related to the entities that own the Campbell and Sunnyvale facilities. It is not known whether the landlords of those facilities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and begins in August 1997 for Burlingame. If so, ARVP II may be required to file litigation to determine its rights under those leases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended March 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock is listed and traded on the NASDAQ National Market ("NASDAQ") under the symbol "ARVI." The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on NASDAQ.

                                                                            HIGH       LOW
                                                                           ------     ------
    FISCAL YEAR 1996
      Third Quarter(1)...........................  10/17/95 - 12/31/95     $15.25     $ 9.25
      Fourth Quarter.............................     1/1/96 - 3/31/96     $17.75     $10.50
    FISCAL YEAR 1997
      First Quarter..............................     4/1/96 - 6/30/96     $20.25     $15.50
      Second Quarter.............................     7/1/96 - 9/30/96     $17.00     $12.50
      Third Quarter..............................   10/1/96 - 12/31/96     $15.25     $10.06
      Fourth Quarter.............................     1/1/97 - 3/31/97     $11.63     $ 9.00
    FISCAL YEAR 1998
      First Quarter (Through June 19, 1997)......     4/1/97 - 6/19/97     $11.38     $ 7.94

---------------
(1) The Company completed its initial public offering on October 17, 1995.

     The Company does not currently pay dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the expansion of the Company's business.

SHARES ELIGIBLE FOR FUTURE SALE

     As of June 19, 1997, the Company had outstanding 9,662,990 shares of Common Stock, assuming no conversion of the Convertible Notes or exercise of outstanding warrants and options. Of these shares, 3,565,000 shares of Common Stock sold in the IPO Offering are tradable in calendar year 1997 without restriction or limitation under the Securities Act, except for any shares owned or purchased by "affiliates" of the Company which will be subject to resale limitations under Rule 144 of the Securities Act. The remaining outstanding shares of Common Stock are "restricted securities" within the meaning of Rule 144 (the "Restricted Shares"). The Restricted Shares may not be sold except in compliance with the registration requirements of the Securities Act or pursuant to an exemption, including that provided by Rule 144. At June 19, 1997, approximately 6,000,259 shares of Common Stock were eligible for sale under Rule 144.

     The Company issued 657,803 shares of Common Stock upon its call for redemption of the 8% Convertible Redeemable Series A Preferred Stock (the "Series A Preferred Stock") in 1996, all of which were tradable without registration under Rule 144 at June 19, 1997. The Company issued 903,373 shares of Common Stock upon its call for redemption of its 1999 Convertible Notes in 1996 all of which were tradable without registration under Rule 144 at June 19, 1997. The Company issued an aggregate of 85,146 restricted shares to the former shareholders of SynCare, Inc. in 1996, all of which will be tradable without registration under Rule 144 in September 1997. At June 19, 1997, the Company had issued an aggregate of 25,276 restricted shares upon the exercise of warrants held by certain broker-dealers, all of which will be eligible for sale under Rule 144 by June 19, 1998.

     In addition to the outstanding shares described above, options to purchase a total of 1,057,355 shares of Common Stock, warrants to purchase a total of 114,501 shares of Common Stock, and Convertible Notes convertible into approximately 3,096,392 shares of Common Stock are outstanding as of June 19, 1997. The Company has registered for public resale all of the shares of Common Stock issuable on conversion of the Convertible Notes.

VOLATILITY OF STOCK PRICE

     Sales of substantial amounts of shares of Common Stock in the public market or the perception that those sales could occur could adversely affect the market price of the Common Stock and the Company's ability to raise additional funds in the future in the capital markets. The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares of the Common Stock, variations in the Company's operating results, changes in earnings estimates by the Company and/or securities analysts, publicity regarding the industry or the Company and the adoption of new statutes or regulations (or changes in the interpretation of existing statutes or regulations) affecting the health care industry in general or the assisted living industry in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the shares of Common Stock.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS; ANTI-TAKEOVER MEASURES

     As of March 31, 1997, the Company's Directors and executive officers and their affiliates beneficially own approximately 29% of the Company's outstanding shares of Common Stock (not including unexercised options to purchase Common Stock). See Item 12, "Security Ownership of Certain Beneficial Owners and Management -- Security Ownership of Directors and Named Executive Officers." As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by the stockholders of the Company, including the election of Directors. The Company's articles of incorporation provides for authorized but unissued preferred stock, the terms of which may be fixed by the Board of Directors, and provides, among other things, that upon the satisfaction of certain conditions specified in the California General Corporation Law relating to the number of holders of Common Stock, the Board of Directors will be classified and the holders of Common Stock will not be permitted to cumulate votes. These conditions have been satisfied. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the audited consolidated financial statements of the Company and its subsidiaries as of and for each of the five fiscal years ended March 31, 1997. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K -- Financial Statements," along with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         YEAR ENDED MARCH 31,
                                                          --------------------------------------------------
                                                           1997       1996       1995       1994       1993
                                                          -------    -------    -------    -------    ------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Assisted living facility revenue(1)...................  $73,770    $25,479    $ 4,838    $    --    $   --
  Therapy & other services..............................    7,850      4,322      4,165      3,492     3,110
  Interest income.......................................    1,667      1,070        211        104       109
  Other income..........................................      645      2,192        476        904       606
                                                          -------    -------    -------    -------    ------
         Total revenue..................................   83,932     33,063      9,690      4,500     3,825
                                                          -------    -------    -------    -------    ------
Expenses:
  Assisted living facility operating expense(1).........   47,117     16,395      3,201         --        --
  Assisted living facility lease expense................   12,872      6,644        814         --        --
  General and administrative............................    7,620      7,645      8,264      5,765     3,470
  Therapy & other.......................................    4,255         --         --         --        --
  Depreciation and amortization.........................    4,366      1,031        320         92        69
  Provision for liabilities related to Tax Credit
    Properties..........................................    2,032         --         --         --        --
  Provision for doubtful accounts and discontinued
    project costs.......................................      501        394      1,465        441       345
  Interest expense......................................    5,573      1,544        354        103        75
                                                          -------    -------    -------    -------    ------
         Total expenses.................................   84,336     33,653     14,418      6,401     3,959
                                                          -------    -------    -------    -------    ------
Loss before income tax expense..........................     (404)      (590)    (4,728)    (1,901)     (134)
Income tax expense (benefit)............................      201        375     (1,729)      (248)        2
                                                          -------    -------    -------    -------    ------
Net loss before minority interest & extraordinary
  items.................................................     (605)      (965)    (2,999)    (1,653)     (136)
Minority interest.......................................      783         --         --         --        --
Early extinguishment of debt............................      386         --         --         --        --
Net loss................................................  $(1,774)   $  (965)   $(2,999)   $(1,653)   $ (136)
                                                          -------    -------    -------    -------    ------
Preferred dividends declared............................       --    $   351    $   398    $    40        --
Net loss available for common shares(2).................  $ 1,774    $(1,316)   $(3,397)   $(1,693)   $ (136)
                                                          -------    -------    -------    -------    ------
Net loss per common share...............................  $  (.19)   $  (.21)   $  (.69)   $  (.34)   $ (.03)
                                                          -------    -------    -------    -------    ------
Weighted average common shares outstanding(2)...........    9,400      6,246      4,903      5,113     5,059
                                                          -------    -------    -------    -------    ------

                                                                         YEAR ENDED MARCH 31,
                                                          --------------------------------------------------
                                                           1997       1996       1995       1994       1993
                                                          -------    -------    -------    -------    ------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Assisted living units owned or leased (end of
  period)(1)............................................    5,599      3,277        445         --        --
Assisted living units managed (end of period)...........      256      1,289      2,803      3,042     3,042
Weighted average occupancy of assisted living units
  (end of year).........................................       88%        90%        92%        88%       87%
BALANCE SHEET DATA:
Working capital (deficit)...............................  $23,054    $10,014    $(4,660)   $ 1,363        --(3)
Total assets............................................  164,231     77,403     15,399      8,054    $3,046
Long-term notes payable, excluding current portion......   90,481     24,814      3,213         --        16
Series A Preferred Stock, convertible and redeemable....       --      2,358      4,586      3,969        --
Total shareholders' equity (deficit)....................   51,374     39,947     (3,536)    (1,316)      (70)

---------------

(1) The Company began operating ALFs under long-term operating leases during fiscal 1995. Prior to that year, the Company managed those facilities for affiliated partnerships for which it acted as the managing general partner and recognized management fees and other income with respect to those assisted living facilities but did not receive assisted living revenue from and did not incur assisted living facility operating or lease expenses in connection with its operations.

(2) Net loss available for common shares reflects the effect of preferred stock dividends. Weighted average common shares outstanding give effect to the 1 for 3.04 reverse stock split which occurred upon the completion of the IPO Offering.

(3) Prior to fiscal 1994, the Company did not classify its balance sheet. As a result, no working capital data is available at March 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of March 31, 1997, the Company operated 45 ALFs containing 5,855 units, including 29 Leased ALFs, 14 Owned ALFs and two Managed ALFs. Additionally, the Company was in various stages of development on 10 ALFs with an anticipated total of 1,142 units at March 31, 1997. As of June 19, 1997, the Company has opened two newly developed Leased ALFs totaling 145 units bringing its total of operated ALFs to 47 containing 6,000 units.

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

     Since commencing operation of ALFs for its own account in April 1994, the Company embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALFs. The Company focused its growth efforts on the acquisition and development of additional ALFs and expansion of services to its residents as they "age in place."

     Growth has been achieved through the acquisition of ALFs which the Company owns for its own account or leases pursuant to long-term operating leases primarily from Health Care REITs. Since April 1994 when the Company entered into its first long-term operating lease from a Health Care REIT, the Company has developed, acquired for its own account or entered into long-term operating leases from Health Care REITs or other lessors, 45 ALFs totaling 5,744 units (95.7% of its portfolio of 6,000 units at June 19, 1997). Of the ALFs operated by the Company for its own account as of June 19, 1997, 24 facilities (2,476 units) were previously owned or leased by Affiliated Partnerships inclusive of 10 facilities (940 units) owned by American Retirement Villas Properties II, a California limited partnership in which a controlling interest was acquired, as described below. Of the remaining facilities, 18 facilities (2,961 units) were acquired from unrelated third-party owners. In December 1996, the Company opened a 162 unit ALF in Beaumont, Texas, the first ALF developed by the Company since its initial public offering of stock in October 1995. The Company has also opened two newly developed ALFs totalling 145 units since March 31, 1997.

     On April 3, 1996, the Company successfully completed a $50 million private placement offering of 6.75% Convertible Subordinated Notes due 2006 (the "2006 Notes"). Subsequently, on April 12, 1996, the initial purchaser of the 2006 Notes exercised its over-allotment right to purchase an additional $7.5 million of the 2006 Notes. The 2006 Notes, which are non-callable by the Company for a period of three years, allow noteholders to convert their 2006 Notes into common stock of the Company at a rate of $18.57 per share.

     On June 30, 1996, the Company acquired a 52% controlling interest in San Gabriel Retirement Villa (dba "Villa Colima"), a California limited partnership which owned a 94 unit ALF. The Company currently owns a 60% interest in Villa Colima. On August 23, 1996, the Company acquired a 51% controlling interest in American Retirement Villas Properties II, a California limited partnership, the portfolio of which included five Owned ALFs and five Leased ALFs totaling 940 units. Each of these acquisition was completed pursuant to a tender offer for limited partnership units not already owned by the Company.

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

     In addition to its acquisition of ALFs, as of August 22, 1996, the Company acquired GeriCare. GeriCare provides physical, occupational and speech therapies primarily to residents of assisted living facilities in Southern and Northern California.

EVENTS SUBSEQUENT TO MARCH 31, 1997

     On April 10, 1997, litigation filed by a Texas developer against the Company was settled pursuant to a release and settlement agreement (the "Release and Settlement"). Contemporaneously with the execution of the Release and Settlement, the pending action filed by the developer and the cross complaint filed by the Company were dismissed with prejudice. See Item 3, "Legal Proceedings."

     On April 3, 1997, the Company opened 69 units in the first phase of Eastlake Village, a planned 93 unit Leased ALF located in Elkhart, Indiana.

     On May 6, 1997, the Company opened the Inn at Summit Ridge, a 76 unit Leased ALF located in Reno, Nevada.

     Mutual of Omaha, GeriCare's fiscal intermediary with HCFA, conducted an audit of GeriCare in May 1997 of records going back to 1995. As a result of the audit, reimbursement of approximately $106,000 for services previously rendered was denied. In addition, GeriCare has been placed on a temporary 50% review, meaning that Mutual of Omaha will temporarily withhold payment on 50% of GeriCare's billings until it has reviewed the files documenting the requested reimbursement. Management believes that the file review will result in payment of substantially all of the amounts requested, but the review period will temporarily slow cash flows for GeriCare.

RESULTS OF OPERATIONS

     Revenue for the year ended March 31, 1997 increased to $83.9 million from $33.1 million for the year ended March 31, 1996 due primarily to an increase in ALF revenue. Similarly, expenses increased to $84.3 million for the year ended March 31, 1997 from $33.7 million for the year ended March 31, 1996 primarily due to additional assisted living facility operating and lease expenses. For the year ended March 31, 1997, the Company reported a loss of ($1.8 million) compared to a loss of ($965,000) for the year ended March 31, 1996.

YEAR ENDED MARCH 31, 1997 COMPARED WITH YEAR ENDED MARCH 31, 1996.

     As a result of the Company's growth through acquisition and development, revenue for the year ended March 31, 1997 increased to $83.9 million from $33.1 million for the year ended March 31, 1996 due primarily to an increase in assisted living facility revenue and the addition of therapy revenue following the Company's acquisition of GeriCare. During the year ended March 31, 1997, the Company added a total of 20 ALFs to its portfolio of Owned ALFs and Leased ALFs.

     ALF revenue increased to $73.8 million for the year ended March 31, 1997 from $25.5 million for the year ended March 31, 1996. ALF revenue increased due to an increase in the number of Owned ALFs and Leased ALFs operated by the Company. As of March 31, 1997, the Company operated 14 Owned ALFs, 29 Leased ALFs and two Managed ALFs compared to six Owned ALFs, 17 Leased ALFs and 13 Managed ALFs as of March 31, 1996.

     During the year ended March 31, 1997, therapy and other services revenue increased to $7.9 million from $4.3 million for the year ended March 31, 1996. The primary component of this increase was the addition of therapy revenue of $3.9 million following the Company's acquisition of GeriCare in August 1996. Management fees decreased from $2.8 million for the year ended March 31, 1996 to $1.8 million for the year ended March 31, 1997. This decrease occurred primarily as a result of the Company's purchase of controlling interests in Affiliated Partnerships and the resultant elimination of a portion of management fee income resulting from those purchases. Development fee income increased to $2.2 million for the year ended March 31, 1997 from $1.5 million during the year ended March 31, 1996 as a result of development fees earned in connection with ALFs which the Company developed on behalf of a Health Care REIT as well as those owned and operated by Affiliated Partnerships under the Federal Tax Credit Program.

     Interest income increased to $1.7 million for the year ended March 31, 1997 from $1.1 million for the year ended March 31, 1996 due primarily to higher average cash and cash equivalents on hand in fiscal 1997 following the successful offering of the 2006 Notes in April 1996.

     Other income decreased to $645,000 for the year ended March 31, 1997 from $2.2 million for the year ended March 31, 1996. During the year ended March 31, 1996, the Company had recognized gains primarily resulting from the sale of ALFs owned by Affiliated Partnerships in which the Company held ownership interests. All but one of these ALFs are currently operated by the Company as Leased ALFs.

     As a result of the growth experienced by the Company, expenses increased to $84.3 million for the year ended March 31, 1997 from $33.7 million for the year ended March 31, 1996. The principal components of the increased expenses, higher ALF operating and lease expenses, were incurred as additional ALFs were leased or purchased by the Company in the execution of its growth strategy. The Company also incurred operating expenses attributable to the acquisition of GeriCare in August 1996.

     ALF operating and lease expenses increased to $47.1 million and $12.9 million, respectively, for the year ended March 31, 1997 from $16.4 million and $6.6 million respectively, for the year ended March 31, 1996. The increases reflect the net addition of eight Owned ALFs and 12 Leased ALFs acquired by the Company during the year ended March 31, 1997. Of these ALFs, six Owned ALFs and five Leased ALFs were procured through the Company's purchases of controlling interests in Affiliated Partnerships. Five Owned ALFs were acquired from third-party owners, three of which were subsequently sold to a Health Care REIT and leased back by the Company. The Company added four Leased ALFs pursuant to long-term operating leases, one of which was developed by the Company for a Health Care REIT.

     General and administrative expenses remained constant at $7.6 million for the years ended March 31, 1997 and 1996, respectively. During the year ended March 31, 1997, the Company incurred $4.3 million of therapy and other expenses, $3.9 million of which were attributable to its health care operations following the acquisition of GeriCare for which there was no comparable amount in the prior year.

     Depreciation and amortization expenses increased to $4.4 million for the year ended March 31, 1997 from $1.0 million for the prior year ended March 31, 1996 primarily due to an increase in depreciation expenses incurred as a result of the increased number of Owned ALFs. Depreciation expense for Owned ALFs was $3.6 million for the year ended March 31, 1997 compared to $420,000 for the year ended March 31, 1996. The Company also incurred amortization of issuance costs associated with 1999 Notes and the 2006 Notes totaling $291,000 for the year ended March 31, 1997 compared to $342,000 for the year ended March 31, 1996.

     The Company reported a $2.0 million charge as a provision for liabilities related to Tax Credit Properties during the year ended March 31, 1997. The charge taken in the year ended March 31, 1997 consisted of a provision for expected future obligations of the Company as a guarantor and general partner of Affiliated Partnerships which developed apartment projects under the Federal Tax Credit Program. The provision for doubtful accounts and discontinued project costs incurred during the year ended March 31, 1997 consisted of direct and indirect development costs related to the discontinuance of projects that did not meet the Company's criteria for continued development. The majority of these costs were associated with projects considered for inclusion in the Federal Tax Credit Program.

     Interest expense increased to $5.6 million for the year ended March 31, 1997 from $1.5 million for the year ended March 31, 1996 due primarily to additional interest incurred on the 2006 Convertible Notes and mortgage financing of certain of the Company's Owned ALFs.

     Income tax expense decreased to $201,000 for the year ended March 31, 1997 from $375,000 for the year ended March 31, 1996. The primary component of this decrease resulted from the recognition of a net operating loss carry forward for federal income tax purposes.

     During the year ended March 31, 1997, the Company recognized an expense of $783,000 attributable to the minority interest in the income of Affiliated Partnerships in which the Company acquired a controlling interest.

     During the year ended March 31, 1997, the Company recognized an extraordinary loss of $386,000, net of income tax benefit of $231,000 resulting primarily from the early extinguishment of the 1999 Notes. Pursuant to the terms of the 1999 Notes, Note holders who chose to redeem their 1999 Notes rather than convert into common stock were paid a premium of 6.7% upon redemption. These premiums totaled $261,000. Additionally, unamortized note issuance costs of $335,000 were expensed upon the redemption.

     Primarily as a result of the provision for liabilities related to Tax Credit Properties and the extraordinary loss incurred for the early extinguishment of the 1999 Notes, the net loss increased to $1.8 million for the year ended March 31, 1997 from a net loss of $965,000 for the year ended March 31, 1996.

YEAR ENDED MARCH 31, 1996 COMPARED WITH YEAR ENDED MARCH 31, 1995.

     As the Company grew through the acquisition of ALFs, revenue for the year ended March 31, 1996 increased to $33.1 million from $9.7 million for the year ended March 31, 1995, due primarily to an increase in assisted living facility revenue and other income as described below. During the year ended March 31, 1996, the Company purchased six ALFs (four from third-party owners and two in which the Company purchased controlling interests in Affiliated Partnerships) that contributed three months of revenue. In addition, the Company, as operator, entered into long-term operating leases for 14 Leased ALFs, 12 of which the Company previously managed for Affiliated Partnerships. These leases, when averaged, contributed six months of revenue.

     ALF revenue increased to $25.5 million for the year ended March 31, 1996 from $4.8 million for the year ended March 31, 1995. Assisted living facility revenue increased due to an increase in the number of Owned ALFs and Leased ALFs operated by the Company. As of March 31, 1996, the Company operated six Owned ALFs for its own account while operating 17 Leased ALFs pursuant to long-term operating leases with Health Care REITs. For the year ended March 31, 1995, the Company operated three Leased ALFs pursuant to a long-term operating lease with a Health Care REIT.

     During the year ended March 31, 1996, revenue from other services increased $157,000 over the year ended March 31, 1995. Management fees decreased by $641,000 to $2.8 million during the year ended March 31, 1996 from $3.5 million for the year ended March 31, 1995. Management fees decreased due to the fact that the Company no longer provided management services to Affiliated Partnerships with respect to 12 ALFs sold by the Affiliated Partnerships to Health Care REITs. Instead, the Company received ALF revenue from these 12 facilities operated as Leased ALFs under long-term operating leases. This decrease in management fee income derived from management services provided to Affiliated Partnerships was consistent with the Company's strategy of growth through leasing and operating assets it previously managed.

     Development fees earned in connection with an ALF which the Company developed on behalf of a Health Care REIT as well as properties owned and operated by Affiliated Partnerships under the Federal Tax Credit Program increased to $1.5 million for the year ended March 31, 1996 from $702,000 for the year ended March 31, 1995. This increase was the result of a greater number of apartment projects completed during the year compared with the prior year along with provision of development services to the Health Care REIT.

     Interest income increased to $1.1 million for the year ended March 31, 1996 from $211,000 for the year ended March 31, 1995 due primarily to higher average cash and cash equivalents on hand in fiscal 1996 following the Company's successful initial public offering in October 1995 (the "IPO Offering").

     Other income increased to $2.2 million for the year ended March 31, 1996 from $476,000 for the year ended March 31, 1995. The primary reason for the increase was income earned as a result of the sale of ALFs owned by Affiliated Partnerships in which the Company held ownership interests.

     As a result of the growth experienced by the Company, expenses increased to $33.7 million for the year ended March 31, 1996 from $14.4 million for the year ended March 31, 1995. The principal components of the increased expenses, ALF operating and lease expenses, were incurred as additional properties were leased or purchased by the Company in the execution of its growth strategy.

     ALF operating and lease expenses increased to $16.4 million and $6.6 million, respectively, for the year ended March 31, 1996 from $3.2 million and $814,000 respectively, for the year ended March 31, 1995. The increases reflect the purchase of six ALFs and the addition of 16 long-term operating leases executed by the Company between February 1995 and March 1996. During the year ended March 31, 1995, the Company operated one Owned ALF and three Leased ALFs for its own account pursuant to long-term operating leases.

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

     Depreciation and amortization expenses increased to $1.0 million for the year ended March 31, 1996 from $320,000 for the prior year ended March 31, 1995 due to an increase in depreciation expenses incurred as a result of the Company's ownership of ALFs. The Company also incurred amortization of 1999 Convertible Notes issuance costs totaling $342,000 for the year ended March 31, 1996. Since nearly $12.0 million of the approximately $15.0 million principal amount of the 1999 Convertible Notes were issued subsequent to March 31, 1995, a comparable expense was not incurred during the year ended March 31, 1995.

     Provision for doubtful accounts and discontinued project costs decreased to $394,000 for the year ended March 31, 1996 from $1.5 million for the year ended March 31, 1995. Discontinued project costs were incurred during each of these years in connection with direct and indirect development costs related to the discontinuance of projects that did not meet the Company's criteria for continued development. The majority of these costs were associated with projects considered for inclusion in the Federal Tax Credit Program.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's unrestricted cash and cash equivalents balances were $16.0 million and $7.5 million at March 31, 1997 and March 31, 1996, respectively.

     On February 7, 1996, the Company exercised its right to redeem all outstanding shares of Series A Preferred Stock on May 9, 1996. Preferred shareholders had the option of converting their Series A Preferred Stock into Common Stock at any time prior to April 29, 1996. All shares were fully converted and the Company issued 657,805 new shares of Common Stock. As of March 31, 1996, holders of 971,905 shares of the Series A Preferred Stock exercised their right to convert their Preferred Stock into 319,664 shares of

Common Stock. Subsequent to March 31, 1996, the balance of the Series A Preferred Stock was converted into an additional 338,141 shares of Common Stock.

     On April 3, 1996, the Company successfully completed a $57.5 million private placement offering of the 2006 Convertible Notes. The 2006 Convertible Notes, which are non-callable by the Company for a period of three years, allow note holders to convert their 2006 Convertible Notes into common stock of the Company at a price equal to $18.57 per share.

     On April 10, 1996, the Company called for redemption all of its outstanding 1999 Convertible Notes. The Company redeemed all of the outstanding 1999 Convertible Notes as of 5:00 p.m. Pacific Daylight Time on July 10, 1996, unless the Notes were converted on or prior to June 30, 1996. The price paid for each $1,000 principal amount of 1999 Convertible Notes was $1,067 plus accrued interest to the date of redemption. 1999 Convertible Note holders were given the alternative to convert their Notes into shares of common stock of the Company at any time up to and including June 30, 1996. Converting holders received one share of common stock for every $12.16 in principal amount of 1999 Convertible Notes surrendered for conversion. For those 1999 Convertible Notes surrendered for conversion into common stock, unpaid interest was disregarded and note holders were not be entitled to interest accrued to the date of conversion. For those Notes converted to common stock, the Company issued restricted stock pursuant to Rule 144 of the Securities Act of 1933. Holders of approximately $11 million principal amount of the 1999 Convertible Notes exercised their right to convert their notes into 900,662 shares of Common Stock.

     Working capital increased to $23.1 million as of March 31, 1997, compared to working capital of $10.0 million at March 31, 1996 resulting primarily from the net proceeds from the sale of the 2006 Notes and the sale/leaseback of four ALFs.

     For the year ended March 31, 1997 cash provided by operations was $2.1 million compared to cash used in operating activities of $544,000 for the year ended March 31, 1996. During the year ended March 31, 1997, the Company's net loss of $1.8 million was offset by non-cash charges of $4.4 million for depreciation and amortization, $501,000 for the provision for doubtful accounts and discontinued project costs, a $2.0 million provision for liabilities related to Tax Credit Properties and a $386,000 charge (net of $231,000 of taxes) for the early extinguishment of its 1999 Notes. The Company incurred net loss of $965,000 offset by non-cash charges of $1.0 million for depreciation and amortization for the year ended March 31, 1996. Increases in the Company's other assets used cash of $4.9 million and $1.1 million for the years while increases in accounts payable of $2.0 million and $2.2 million provided cash for the years ended March 31, 1997 and 1996, respectively.

     Cash used in investing activities was $59.5 million and $53.9 million for the years ended March 31, 1997 and 1996, respectively. Purchases of facilities, fixtures and equipment totaling $70.2 million, investments in real estate of $3.5 million and purchases of limited partnership interests totaling $18.5 million were the primary uses of cash for investing activities in the year ended March 31, 1997. These amounts were offset by $29.1 million proceeds from the sale/leaseback of four ALFs and a $3.0 million decrease in restricted cash as collateral for letters of credit pledged as security deposits for leased facilities. Purchases of facilities, fixtures and equipment totaling $45.7 million, investments in real estate of $6.8 million, increases in restricted cash of $4.9 million as collateral for letters of credit pledged as security deposits for leased facilities, increases in leased property security deposits of $559,000 and acquisition of limited partnership interests of $1.6 million were partially offset by proceeds of $5.1 million from the sale of the Villa de Palma facility to a Health Care REIT during the year ended March 31, 1996.

     Net cash provided by financing activities was $66.2 million and $61.1 million for the years ended March 31, 1997 and 1996, respectively. During the year ended March 31, 1997, the issuance of the 2006 Notes provided $55.2 million net of issuance costs while borrowings under notes payable provided $31.1 million. Repayments of debt and the redemption of the 1999 Notes totaled $18.6 million and $1.7 million, respectively for the year ended March 31, 1997. During the year ended March 31, 1996, $42.7 million (net of issuance cost) was provided by the issuance of common stock in the IPO Offering, $10.8 million (net of issuance costs) was provided from the issuance of the 1999 Convertible Notes, and $14.5 million was provided from mortgage and loan borrowings. These proceeds were offset by $6.1 million of debt repayments, $400,000 of preferred stock dividends paid and $351,000 paid to repurchase common stock.

     Working capital increased to $10.0 million as of March 31, 1996, compared to a working capital deficit $4.7 million at March 31, 1995 resulting primarily from the net proceeds from the sale of common stock in the IPO Offering.

     For the years ended March 31, 1996 and 1995, the Company used cash in operating activities of $544,000 and $2.5 million, respectively. The Company used cash in operating activities primarily because it incurred net losses of $965,000 and $3.0 million for the years ended March 31, 1996 and 1995, respectively. In addition, the Company received development fees from, and was required to make equity contributions to Affiliated Partnerships. The Company received development fees of $1.4 million and $4.4 million for the years ended March 31, 1996 and 1995. The Company made owner equity contributions of $1.7 million and $3.9 million during the years ended March 31, 1996 and 1995.

     Cash used in investing activities was $53.9 million for the year ended March 31, 1996. Purchases of facilities, fixtures and equipment totaling $45.7 million, investments in real estate of $6.8 million, increases in restricted cash of $4.9 million as collateral for letters of credit pledged as security deposits for leased facilities, increases in leased property security deposits of $559,000 and acquisition of limited partnership interests of $1.6 million were partially offset by proceeds of $5.1 million from the sale of the Villa de Palma facility to a Health Care REIT. For the year ended March 31, 1995, $2.3 million was used in investing activities consisting primarily of a $1.3 million increase in leased property security deposits, an $806,000 increase in notes receivable, a $537,000 increase in furniture, fixtures and improvements offset by a $496,000 decrease in deferred project costs.

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

     On June 6, 1996, the Company obtained a $60 million commitment from Health Care REIT, Inc. for financing the construction of new ALFs. Pursuant to the terms of the commitment, Health Care REIT, Inc. will finance up to 100% of the approved costs, as defined, for the construction of new ALFs. Upon completion of construction, the Company will lease the facilities from Health Care REIT, Inc. on an initial lease term of 15 years, with three options to renew, at the Company's option, for periods of ten years each. The initial lease rate will be based upon the yield of comparable term U.S. Treasury Notes plus 3.75%. In December, 1996, this commitment was increased to $90 million to include $30 million for the acquisition of existing ALFs. The initial lease rate to be paid by the Company on acquisitions funded under this facility will be based upon the yield of comparable term U.S. Treasury Notes plus 3.40%.

     On June 24, 1996, the Company obtained a $35 million commitment from Bank United for the construction or acquisition of ALFs. The terms of the commitment provide for interest at 2.75% over the thirty day LIBOR rate. Of the commitment, a $20 million sub-limit has been established for the construction of ALFs. As of March 31, 1997, the Company had outstanding indebtedness of $8.8 million used as mortgage financing of existing ALFs. Additionally, the Company had guaranteed a $7.7 million loan borrowed by an Affiliated Partnership for the construction of a new ALF.

     On September 10, 1996, the Company closed a $10 million revolving line of credit with Imperial Bank to be used for acquisition, development, the provision of letters of credit and general corporate purposes. Advances under this line of credit are priced at the Imperial Bank prime rate plus 0% to .5% or LIBOR plus 2.0% to 2.5% based upon the Company's achievement of financial ratios. As of March 31, 1997, the Company had used $6.9 million of this line of credit for the provision of letters of credit used as Leased ALF security deposits.

     The Company believes that funds from the net proceeds of the 2006 Notes, its financing commitments, existing liquidity and ability to refinance certain Owned ALFs and investments will provide adequate resources to meet its current operating and investing needs and support its current growth plans for the next 12 months. The Company's long-term plans for acquisition and development of ALFs will require substantial amounts of additional capital. The Company will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance its growth strategy, including the acquisition and development of facilities as well as other capital expenditures and additional funds to meet increased working capital requirements.

IMPACT OF INFLATION AND CHANGING PRICES

     Operating revenue from ALFs operated by the Company is the primary source of revenue earned by the Company. These properties are affected by rental rates which are highly dependent upon market conditions and the competitive environments where the facilities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance it will be able to continue to do so, the Company has been able historically to offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and the Independent Auditors' Report are listed at
Item 14 and are included beginning on Page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information regarding the executive officers and Directors of the Company as of March 31, 1997.

        NAME            AGE               POSITION WITH THE COMPANY
--------------------    ---     ----------------------------------------------
Gary L. Davidson        62      Chairman of the Board, President, Chief
                                  Executive Officer and Director
John A. Booty           58      Vice Chairman of the Board and Director
David P. Collins        59      Senior Executive Vice President and Director
Graham Espley-Jones     37      Executive Vice President and Chief Financial
                                  Officer
Sheila M. Muldoon       41      Vice President, Secretary and General Counsel
Eric K. Davidson        35      Senior Vice President
R. Bruce Andrews        57      Director
Maurice J. DeWald       57      Director
James M. Peters         61      Director
John J. Rydzewski       44      Director

     GARY L. DAVIDSON. In 1980, with Mr. Booty and others, Mr. Davidson founded the predecessor to the Company, and has served as Chairman of the Board and Chief Executive Officer since its inception in 1985. Since October 1, 1996, Mr. Davidson has also acted as President of the Company. Mr. Davidson, an attorney (inactive), received his Bachelor's Degree and his Juris Doctor Degree from the University of California at Los Angeles. Mr. Davidson was co-founder and first president of both the American Basketball and the World Hockey Associations, and also founded and served as the first commissioner and president of the World Football League. In 1994, Sports Illustrated honored him as one of the forty most influential persons in sports over the past forty years. Mr. Davidson is the father of Eric K. Davidson, Senior Vice President of the Company.

     JOHN A. BOOTY. In 1980, with Mr. Davidson and others, Mr. Booty founded the predecessor to the Company, and served as President of the Company since its inception in 1985 through September 30, 1996, when he retired. Mr. Booty received a Bachelor's Degree at the University of California at Berkeley, from which he also holds a Master's Degree in Business Administration. Prior to founding the Company, Mr. Booty was with Ford Motor Company Aeronutronics, Development Research Associates, and Booz Allen and Hamilton, of which Mr. Booty was a Vice-President.

     DAVID P. COLLINS. Mr. Collins, Senior Executive Vice President, has served the Company in several capacities since 1981. He is currently in charge of ARV Assisted Living International, Inc., a wholly owned subsidiary of the Company. Prior to that he was in charge of Investor Relations and was responsible for capital formation for the Company and for affiliated entities. Prior to 1981, Mr. Collins was active in international finance. Mr. Collins received his Bachelors Degree from St. Anselm College, Manchester, New Hampshire.

     GRAHAM P. ESPLEY-JONES. Mr. Espley-Jones has served as Chief Financial Officer of the Company since 1989, and prior to that time served the Company as Director of Finance. Mr. Espley-Jones graduated from Pepperdine University with a Master's Degree in Business Administration and from San Diego State University with a Bachelor's Degree in Business Administration. Prior to joining the Company in 1988, he served as the Controller for the real estate division of First California Savings Bank. Mr. Espley-Jones serves on the Executive Board of the American Senior Housing Association.

     SHEILA M. MULDOON. Ms. Muldoon has acted as the Company's General Counsel since April 1996, and prior to that time was employed as Assistant General Counsel since September 1994. Prior to that date Ms. Muldoon was the General Counsel of Osprey Financial Group, Inc. From 1990 to 1993, she worked with the FDIC as a Senior Attorney in the Real Estate Section of the Legal Division. Prior to that time, Ms. Muldoon was a partner in the San Diego law firm of Higgs, Fletcher & Mack. Ms. Muldoon did her undergraduate work at the University of Notre Dame, and received her law degree from The Hastings College of the Law.

     ERIC K. DAVIDSON. Mr. Eric Davidson, the son of Chairman, President and CEO Gary L. Davidson, became the Senior Vice President of the Company in charge of acquisitions in April 1996. He has been employed by the Company since September of 1994. Prior to that time, Mr. Davidson was a real estate broker with Cushman & Wakefield for more than nine years, specializing in commercial real estate transactions. Mr. Davidson is a graduate of U.C. Berkeley.

     R. BRUCE ANDREWS. Mr. Andrews has served as President and Chief Executive Officer of Nationwide Health Properties, Inc. since September 1989 and a director of that company since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. Mr. Andrews is also a director of Alexander Haagen Properties, Inc.

     MAURICE J. DEWALD. Mr. DeWald is Chairman and Chief Executive Officer of Verity Financial Group, Inc. which he founded in 1992. Previously, Mr. DeWald was a Managing Partner and served on the Board of Directors of KPMG Peat Marwick. Mr. DeWald is currently a director of Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California and Monarch Funds. Mr. DeWald received a B.B.A. Degree from the University of Notre Dame and serves on its School of Business Administration Advisory Council.

     JAMES M. PETERS. Mr. Peters was the founder of the J.M. Peters Company (an American Stock Exchange listed company), a California-based home building firm. Mr. Peters served as President and Chief Executive Officer of the J.M. Peters Company from its inception in 1975 until his retirement in 1992. During his career, Mr. Peters has been responsible for building and marketing more than 12,000 housing units. Mr. Peters is a principal of the Peters -- Hover Company, Inc. and serves as a member of the Board of Trustees of the UCLA Foundation.

     JOHN J. RYDZEWSKI. Mr. Rydzewski is an investment banker specializing in health care finance and has been a principal of Benedetto, Gartland & Company, Inc. (formerly Benedetto, Gartland and Greene, Inc.) since 1993. Mr. Rydzewski served as Executive Vice-President and Chief Financial Officer in 1992 for Four Winds, Inc. He also served as a Vice President in the Health Care Finance group of Kidder, Peabody & Co. Incorporated from 1986 to 1992. He has served as a director of United Medical Corporation and Maxim Healthcare Corporation. Mr. Rydzewski is a Certified Public Accountant and received a Master of Business Administration and a Bachelor of Science Degree from the Wharton School of the University of Pennsylvania.

INFORMATION ON COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

     The Company's Board of Directors established a Compensation Committee and an Audit Committee at or about the time of the initial public offering of the Company's common stock in October 1995. The Company currently has no Nominating Committee and the full Board of Directors selects nominees for election of directors.

     The Compensation Committee establishes salaries, incentives and other forms of compensation for directors and executive officers, administers the 1995 Stock Option and Incentive Plan and recommends policies relating to benefit plans. The Compensation Committee consists of John J. Rydzewski, R. Bruce Andrews and James
M. Peters. Mr. Peters is the current Chairman of the Committee. The Compensation Committee met six times during fiscal 1997 and all members were in attendance.

     The Audit Committee reviews the Company's accounting practices, internal accounting controls and financial results and oversees the engagement of the Company's independent auditors. The Audit Committee consists of Maurice J. DeWald, R. Bruce Andrews and John J. Rydzewski. Mr. Dewald is the current Chairman of the Committee. The Audit Committee met four times in fiscal 1997 and all members were in attendance.

     During fiscal 1997, there were four meetings of the Board of Directors and all directors attended at least 75% of the meetings of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Two members of the Compensation Committee, Messrs. Andrews and Peters, are not present or former employees of the Company and have no relationships with the Company requiring disclosure pursuant to rules promulgated by the Securities and Exchange Commission. Regarding Mr. Rydzewski, the Company retained Benedetto, Gartland and Company, Inc., of which Mr. Rydzewski is a principal, to act as financial adviser concerning the Company's investment in Senior Income Fund, L.P., a Delaware limited partnership that owns four congregate care facilities in Southern California. See Item 13, "Certain Relationships and Related Transactions."

COMPENSATION OF DIRECTORS

     Non-employee directors receive $12,000 per year, paid quarterly in advance, and $500 for each meeting of the Board of Directors or committee of the Board of Directors that they attend. In October 1995, the Company established the 1995 Stock Option and Incentive Plan which provides, among other things, that each nonemployee director who is initially elected or appointed to the Board of Directors will, upon such election or appointment, be automatically granted an option to purchase 10,000 shares of Common Stock, vesting at the rate of 2,500 per year measured from the date of grant, at an exercise price equal to the fair market value of the Common Stock on the date of grant. In addition, every fourth year following the date on which such nonemployee director is elected or appointed, on the date of the annual meeting of the shareholders of the Company, if such person has continuously served as a nonemployee director, such nonemployee director shall automatically receive an option to purchase 10,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant, vesting at the rate of 2,500 per year measured from the date of grant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports on Forms 3, 4 and 5 of stock ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required to furnish the Company with copies of all forms that they file. Based on the Company's review of copies of Forms 3, 4 and 5, and amendments thereto, received by the Company for the year ended March 31, 1997, or written representations from certain Reporting Persons that no Forms 5 were required to be filed by those persons, the Company believes that during fiscal year 1997 all filing requirements were complied with by the Reporting Persons except that Forms 3 and 5 required for Eric K. Davidson were not timely filed due to administrative oversight.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information with respect to compensation paid by the Company in the fiscal years ended 1997, 1996 and 1995 to the Company's Chief Executive Officer and the Company's four next most highly compensated executive officers as of March 31, 1997 whose annual salary and bonus exceeded $100,000 and John A. Booty, former President who retired September 30, 1996 (the "Named Executive Officers") .

                                                                             LONG-TERM
                                                    ANNUAL COMPENSATION     COMPENSATION        OTHER
                                           FISCAL   -------------------      AWARDS OF       COMPENSATION
       NAME AND PRINCIPAL POSITION          YEAR     SALARY     BONUS     STOCK OPTIONS(1)    (2)(3)(4)
-----------------------------------------  ------   --------   --------   ----------------   ------------
Gary L. Davidson.........................   1997    $272,414   $ 84,634         10,000         $  8,483
  Chairman, CEO and President               1996    $263,100   $140,785        101,085           15,476
                                            1995    $250,250   $148,575             --           49,918
John A. Booty............................   1997    $136,207   $ 50,582             --         $  6,426
  Former President (retired                 1996    $263,100   $140,785         33,695           13,274
  September 30, 1996)(5)                    1995    $250,250   $148,575             --           49,918
David P. Collins.........................   1997    $204,791   $ 63,329         10,000            3,474
  Senior Executive Vice President           1996    $186,132   $120,062         59,539         $  3,971
                                            1995    $229,968   $ 70,043             --           33,608
Graham P. Espley-Jones...................   1997    $193,882         --         10,000         $  7,226
  Executive Vice President and              1996    $166,000   $ 33,000         33,618           12,485
  Chief Financial Officer                   1995    $135,500   $ 56,610             --           33,228
Sheila M. Muldoon........................   1997    $156,981   $  7,000         20,000         $  2,624
  Vice President, General Counsel           1996    $112,000   $ 21,500         10,000               --
  and Secretary(6)                          1995    $ 51,667   $  3,000             --               --
Eric K. Davidson.........................   1997    $132,230   $  6,167         20,000         $  5,741
  Senior Vice President(7)                  1996    $ 96,667   $ 20,000         30,655            5,827
                                            1995    $ 75,141   $     --             --            8,677

---------------

(1) Options have been granted to each of the Named Executive Officers as more fully described in "Option Grants in Last Fiscal Year" below.

(2) Includes consulting fees from ARV Management, Inc. and ARV Housing Partners, Inc., former subsidiaries of the Company. Both subsidiaries have been merged into the Company and all compensation from them were discontinued as of fiscal 1996. Fees paid by ARV Management, Inc. to the Named Executive Officers in fiscal year 1995 are as follows: Mr. Gary Davidson -- $30,720; Mr. Booty -- $30,720; Mr. Collins -- $18,360; and Mr.
    Espley-Jones -- $23,000. Fees paid by ARV Housing Partners, Inc. to the Named Executive Officers in fiscal year 1996 are as follows: Mr. Gary Davidson -- $6,475; Mr. Booty -- $6,475 and Mr. Espley-Jones -- $11,000.

(3) Also includes premiums for term life, medical, dental and disability insurance purchased for the benefit of certain of the Named Executive Officers in the following amounts: Mr. Gary Davidson -- $8,483, $9,001 and $3,248; Mr. Booty -- $6,426, $6,799 and $3,248; Mr. Collins -- $3,474,
    $3,971 and $3,248; Mr. Espley-Jones -- $7,226, $1,485 and $2,948; and Mr.
    Eric Davidson -- $5,741, $5,827 and $5,785 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively and $2,624 for fiscal year ended March 31, 1997 for Ms. Muldoon. These amounts represent insurance premiums paid by the Company beyond what it pays for other similarly situated employees.

(4) Also includes contributions made by the Company or affiliates under the Company's ESOP for the fiscal year ended March 31, 1995 in the following amounts: Mr. Gary Davidson -- $15,950; Mr. Booty -- $15,950; Mr.
    Collins -- $12,000; Mr. Espley-Jones -- $7,280; and Mr. Eric
    Davidson -- $2,892. There were no contributions made in the fiscal years ended March 31, 1997 and 1996.

(5) Mr. Booty retired as President of the Company on September 30, 1996. His bonus reflects the bonus earned under his employment agreement and his salary includes compensation paid to Mr. Booty as a consultant from and after his retirement date of September 30, 1996 through March 31, 1997. See
    Item 13, "Certain Relationships and Related Transactions."

(6) Ms. Muldoon joined the Company in September of 1994.

(7) Regarding options to purchase Common Stock granted to Mr. Eric Davidson, options to purchase 30,655 shares were granted at an exercise price of $15.40 per share, 10% higher than their fair market value as of the date of grant, October 17, 1995.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding options granted during fiscal 1997 to the Named Executive Officers pursuant to the Company's 1995 Stock Option and Incentive Plan.

                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF
                                                                                             STOCK
                           NUMBER OF       PERCENT OF                                  PRICE APPRECIATION
                           SECURITIES    TOTAL OPTIONS                                        FOR
                           UNDERLYING      GRANTED TO      EXERCISE                      OPTION TERM(3)
                            OPTIONS       EMPLOYEES IN       PRICE      EXPIRATION    --------------------
          NAME             GRANTED(1)    FISCAL YEAR(2)    PER SHARE       DATE          5%         10%
-------------------------  ----------    --------------    ---------    ----------    --------    --------
Gary L. Davidson.........    10,000            2.6%         $ 11.25     10/17/2006    $ 70,751    $179,296
John A. Booty(4).........        --             --               --             --          --          --
David P. Collins.........    10,000            2.6%         $ 11.25     10/17/2006    $ 70,751    $179,296
Graham P. Espley-Jones...    10,000            2.6%         $ 11.25     10/17/2006    $ 70,751    $179,296
Sheila M. Muldoon........    20,000            5.1%         $ 11.25     10/17/2006    $141,501    $358,592
Eric K. Davidson.........    20,000            5.1%         $ 11.25     10/17/2006    $141,501    $358,592

---------------

(1) These options were granted for a term of 10 years, subject to termination in certain events related to termination of employment, and become exercisable in four annual installments beginning on October 17, 1998.

(2) In fiscal 1997, the Company granted options to purchase an aggregate of 389,000 shares under the Plan and this number was used in calculating the percentage set forth in this column. During fiscal 1997, options to purchase 188,390 shares under the Plan were canceled due to termination of employment.

(3) Assumed rates of stock price appreciation are calculated based on requirements promulgated by the Securities and Exchange Commission and are for illustrative purposes only. Actual stock prices will vary from time to time based upon market factors and the Company's financial performance. There can be no assurance that the assumed rates of appreciation will be achieved.

(4) Mr. Booty retired as President of the Company on September 30, 1996, prior to the granting of options in fiscal 1997.

FISCAL YEAR-END OPTION VALUES

     None of the Named Executive Officers exercised options during fiscal 1997. The following table sets forth certain information regarding options held as of the end of such fiscal year by each of the Named Executive Officers.

                                                                                           VALUE OF UNEXERCISED
                                                                                           IN-THE-MONEY OPTIONS
                                                           NUMBER OF UNEXERCISED              AT YEAR-END(1)
                                  ACQUIRED                  OPTIONS AT YEAR-END        ----------------------------
                                     ON       VALUE     ----------------------------   EXERCISABLE    UNEXERCISABLE
              NAME                EXERCISE   REALIZED   EXERCISABLE    UNEXERCISABLE        5%             10%
--------------------------------  --------   --------   ------------   -------------   ------------   -------------
Gary L. Davidson................     --         --         33,695          77,390           --             --
John A. Booty...................     --         --         33,695              --           --             --
David P. Collins................     --         --         19,846          49,693           --             --
Graham P. Espley-Jones..........     --         --         11,206          32,412           --             --
Sheila M. Muldoon...............     --         --             --          30,000           --             --
Eric K. Davidson................     --         --          2,770          47,885           --             --

---------------

(1) Options are "in-the-money" if the fair market value of the underlying securities on that date exceeds the exercise price of the option. The amount set forth represents the difference between the fair market value of the securities underlying the options on March 31, 1997, based on the last sale price of $9.75 per share of Common Stock on that date (as reported on the Nasdaq National Market) and the exercise price of the options, multiplied by the applicable number of options, without giving effect to the diminution of value attributable to the restrictions on such stock.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with the Named Executive Officers. Employment agreements with Messrs. Davidson, Booty, Collins and Espley-Jones (referred to collectively as the "Four Executive Officers"), commenced October 1, 1995 and will terminate September 30, 1998, subject to automatic 1-year extensions unless the Named Executive Officer receives written notice at least 30 days prior to termination date of the Company's intent to terminate the agreement (Mr. Davidson's employment agreement requires that he be given at least two years' notice prior to the termination date). (Mr. Booty retired from the Company as of September 30, 1996.) The agreements require the Four Executive Officers to devote their full productive time to the Company during the term of the agreement and to refrain from competing with the Company in the business of assisted living or long-term healthcare for a period of one year following expiration of the term of the agreements.

     The agreements for the Four Executive Officers include provisions for a base salary paid on a monthly basis (the "Base Salary"), annual increases in Base Salary based on increases in the Consumer Price Index, guaranteed bonuses each quarter equal to 6.25% of Base Salary (the "Minimum Bonus") (Mr. Espley-Jones does not receive Minimum Bonuses), and additional bonuses no later than May 1 of each year, determined in the discretion of the Board, based on earnings of the Company and other criteria as determined by the Compensation Committee of the Board. No discretionary bonuses were earned by Messrs. Davidson, Collins and Espley-Jones for fiscal 1997, and Mr. Booty retired as of September 30, 1996. Each of the Four Executive Officers has also been granted certain stock options. The Company may terminate any of the Four Executive Officers without cause by making such individual a cash payment equal to the greater of (i) one year's Base Salary and, if applicable, Minimum Bonus, or (ii) the current annual Base Salary and, if applicable, Minimum Bonus divided by 12 and multiplied by the number of remaining months under the employment agreement, and, in addition, the payment by the Company of premiums of COBRA benefits for the maximum period of eligibility. Any of the Four Executive Officers voluntarily terminating his employment with the Company will receive a lump-sum payment equal to 3 months' Base Salary. The covenant not to compete discussed in the preceding paragraph is not applicable, however, in the event severance pay is waived.

     The Company has entered into a written employment agreement with Ms. Muldoon and Mr. Eric Davidson (the "Two Executive Officers") commencing April 23, 1997 and terminating April 23, 2000, subject to automatic 1-year extensions unless they receive written notice at least 30 days prior to termination date of the Company's intent to terminate the agreements. The agreements require the Two Executive Officers to devote their full productive time to the Company during the term of the agreement and to refrain from competing with the Company in the business of assisted living or long-term healthcare for a period of one year following expiration of the term of the agreement.

     The agreements for the Two Executive Officers include provisions for a base salary paid on a monthly basis (the "Base Salary"), annual increases in Base Salary as of January 1st and September 16, respectively, and bonuses no later than December 31 of each year, both as determined at the discretion of the management of the Company. The Two Executive Officers have also been granted certain stock options. The Company may terminate the Two Executive Officers without cause by making them a cash payment equal to three month's Base Salary. If either of the Two Executive Officers voluntarily terminates employment with the Company such person will receive a lump-sum payment equal to 3 months' Base Salary. The covenant not to compete discussed in the preceding paragraph is not applicable, however, in the event severance pay is waived.

     Change in Control Arrangements. In fiscal 1997, the Compensation Committee took action to better assure that the Named Executive Officers would continue to provide independent leadership consistent with the Company's best interests in the event of an actual or threatened change of control of the Company. The employment agreements of each of the Named Executive Officers provide certain protections in the event of a change in control. A "change in control" of the Company is defined as a change in ownership such that any one person, or more than one person acting as a group, would have possession of more than 50% of the total fair market value or the total voting power of the capital stock of the Company; or a change in effective control of the Company such that any one person or more than one person acting as a group would acquire ownership of capital stock possessing 50% or more of the voting power of the Company, or a majority of the members of the Board of Directors of the Company was replaced during any 12-month period by directors whose appointment or election was not endorsed by a majority of the members of the Board prior to the date of such appointment or election; or a change in the ownership of a substantial portion of the Company's assets such that any one person or more than one person acting as a group would acquire, within a 12-month period, assets from the Company having a total fair market value equal to or more than 33 1/3% of the total fair market value of all of the assets of the Company immediately prior to such acquisitions. Upon any "change in control," the Named Executive Officers are entitled to receive a lump sum equal to three times the total compensation received during the immediately preceding calendar year. In addition, the stock option agreements between the Company and the Named Executive Officers include a provision authorizing the Compensation Committee to accelerate vesting of the options, and the Compensation Committee has authorized such vesting acceleration in the Employment Agreements discussed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of June 19, 1997 (based on a total of 9,662,990 outstanding shares of Common Stock) by (i) each of the Company's directors, (ii) each of the Named Executive Officers and (iii) all executive officers and directors as a group. Except as otherwise indicated, the Company believes the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

     Amounts and percentages listed below include warrants and options that are exercisable within 60 days of June 19, 1997.

                   NAME AND ADDRESS OF                  SHARES BENEFICIALLY     PERCENTAGE OF SHARES
                   BENEFICIAL OWNER(1)                         OWNED             BENEFICIALLY OWNED
    --------------------------------------------------  -------------------     --------------------
    Gary L. Davidson(2)(3)............................         969,826                  10.0%
    John A. Booty(2)(4)...............................         699,246                   7.2%
    David P. Collins(2)(5)............................         539,093                   5.6%
    Graham P. Espley-Jones(6).........................         263,758                   2.7%
    Sheila M. Muldoon(7)..............................           1,000                    --
    Eric K. Davidson(8)...............................           6,873                    --
    R. Bruce Andrews(9)...............................           2,500                    --
    Maurice J. DeWald(9)..............................           3,500                    --
    James M. Peters(9)................................           2,500                    --
    John J. Rydzewski(9)(10)..........................           7,500                    --
    Directors and officers as a group (10 persons)....       2,495,796                  25.5%

---------------

 (1) Except where otherwise noted, the address of the Company's directors, executive officers and selling shareholders is c/o ARV Assisted Living, Inc., 245 Fischer Avenue, Costa Mesa, California 92626.

 (2) Excludes 402,257 shares owned of record by the Company's employee stock ownership plan (the "ESOP"), of which Messrs. Gary Davidson, Booty and Collins are trustees.

 (3) Of the 969,826 shares beneficially owned by Mr. Gary Davidson, 593,029 are held of record by the Davidson Family Partnership, 343,102 shares are held by the Gary L. Davidson Funded Revocable Living Trust, and the remaining 33,695 shares are subject to options exercisable within 60 days of June 19, 1997. Excludes 9,423 shares beneficially owned by Mr. Gary Davidson held of record by the ESOP as of June 19, 1997.

 (4) Of the 699,246 shares beneficially owned by Mr. Booty, 107,773 are held of record by the Booty-Jones Family Partnership (of which Mr. Booty is the managing partner and holds a pecuniary interest equal to 1% thereof), 418,028 shares are held by the Booty Family Trust (as to which Mr. Booty has shared voting and investment power), 750 shares are held in Mr. Booty's name alone, 69,500 shares are owned by the Karen A. Booty Charitable Remainder Trust of which Mr. Booty has sole voting and investment power, and the remaining 69,500 shares are owned by the John A. Booty Charitable Remainder Uni Trust (of which Mr. Booty has sole voting and investment power), and the remaining 33,695 shares are subject to options exercisable within 60 days of June 19, 1997. Excludes 9,423 shares beneficially owned by Mr. Booty held of record by the ESOP as of June 19, 1997.

 (5) Of the 539,093 shares beneficially owned by Mr. Collins, 98,678 are held of record by the D & V Collins Family Limited Partnership (as to which Mr. Collins has shared voting and investment power), 408,591 shares are held by the Collins Family Community Property Trust (as to which Mr. Collins has shared voting and investment power), 11,978 shares are held by the David P. Collins Annuity Trust, and the remaining 19,846 shares are subject to options exercisable within 60 days of June 19, 1997. Excludes 8,531 shares beneficially owned by Mr. Collins held of record by the ESOP on June 19, 1997.

 (6) Of the 263,758 shares beneficially owned by Mr. Espley-Jones, 11,206 shares are subject to options exercisable within 60 days of June 19, 1997. Excludes 5,372 shares beneficially owned by Mr. Espley-Jones held of record by the ESOP as of June 19, 1997.

 (7) All of the 1,000 shares beneficially owned by Ms. Muldoon are held of record by Charles Schwab & Co. Inc. IRA Rollover.

 (8) Of the 6,873 shares beneficially owned by Mr. Eric Davidson, 4,000 are held of record by Eric K. Davidson UTA Fidelity 401(k) and 103 are held by Eric
     K. Davidson UTA Principal Financial 401(k) and 2,770 shares are subject to options exercisable within 60 days of June 19, 1997. Excludes 1,716 shares beneficially owned by Mr. Eric Davidson held of record by the ESOP on June 19, 1997.

 (9) All non-employee directors have options exercisable within 60 days of June 19, 1997 to purchase 2,500 shares.

(10) 5,000 of the shares beneficially owned by Mr. Rydzewski are held of record by Merrill Lynch Custodian FBO Benedetto, Gartland & Greene, Inc. SEP FBO John J. Rydzewski.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of June 19, 1997, the following persons are known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock. In preparing the table shown below with respect to the four entities, the Company has relied, without further investigation, on the information contained on the copy of the Schedule 13G delivered to it, which was filed by the respective reporting persons with the SEC under the Securities Exchange Act of 1934. The numbers shown on the table should be interpreted in light of the related footnotes.

                                 NAME AND ADDRESS OF             AMOUNT AND NATURE OF
TITLE OF CLASS                    BENEFICIAL OWNER               BENEFICIAL OWNERSHIP     PERCENT OF CLASS
---------------         -------------------------------------    --------------------     ----------------
Common                  Ardsley Advisory Partners                       730,000                  7.6%
                        646 Steamboat Road
                        Greenwich, CT 06836
Common                  Morgan Stanley Group, Inc.                      669,500                  6.9%
                        1585 Broadway
                        New York, NY 10036
Common                  Wellington Management Company, LLP              641,356                  6.6%
                        75 State Street
                        Boston, MA 02109
Common                  Scudder, Stevens & Clark, Inc.                  592,900                  6.1%
                        345 Park Avenue
                        New York, NY 10154

---------------

(1) Ardsley Advisory Partners, a Connecticut general partnership ("Ardsley"), is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as amended. Philip J. Hempleman ("Mr. Hempleman") is the managing partner of Ardsley. The shares of the Company are held in discretionary accounts managed by Ardsley and Mr. Hempleman (including accounts of certain clients, including investment partnerships for which (i) Ardsley serves as the management company and (ii) a general partnership comprised of the partners that comprise Ardsley serves as general partner). As a result of their roles as investment advisor, Ardsley and Mr. Hempleman may be deemed to be the beneficial owners of the shares of the Company held in such discretionary accounts. Each client for whose account Ardsley had purchased shares of the Company has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares purchased for his account.

(2) Morgan Stanley Group, Inc. ("Morgan Stanley"), a Delaware corporation and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 669,500 shares of the Common Stock of the Company. Accounts managed on a discretionary basis by wholly-owned subsidiaries of Morgan Stanley, including Miller Anderson & Sherred LLP, a Delaware limited liability partnership and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, are known to have the right to receive or the power to direct the receipt of dividends from, or the proceeds from, the sale of such securities. No such account holds more than 5 percent of the class.

(3) Wellington Management Company, LLP, a Massachusetts limited liability partnership ("Wellington"), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, may be deemed to beneficially own 641,356 shares of the Common Stock of the Company which are held of record by clients of Wellington. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. The shares of Common Stock were acquired by Wellington Trust Company, NA, a wholly owned subsidiary of Wellington and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934. Wellington has shared power to vote or direct to vote of 265,500 shares of the Common Stock of the Company, and shared power to dispose or to direct the disposition of 641,356 shares.

(4) Scudder, Stevens & Clark, Inc., a Delaware corporation, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, has sole power to vote or to direct the vote of 259,400 shares of the Common Stock of the Company, shared power to vote or to direct the vote of 228,200 shares, and sole power to dispose or to direct the disposition of 592,900 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     To address certain structural issues in connection with tax credit partnerships, Pacific Demographics Corporation ("Pacific Demographics")(formerly ARVTC, Inc.), was formed in August 1994 by Messrs. Gary Davidson, Booty, Collins and Espley-Jones, as well as two former Company officers, to provide certain development services for these partnerships in exchange for cash and deferred development fees generated by the tax credit partnerships. The Company provided services to Pacific Demographics for which it received certain fees from Pacific Demographics. The Company believes that these arrangements were fair to the Company and that the compensation paid to Pacific Demographics by the tax credit partnerships and by Pacific Demographics to the Company appropriately reflected the services rendered by Pacific Demographics and the Company, respectively, and the risks incurred by the shareholders of Pacific Demographics who provided the guarantees for these projects.

     In order to lessen potential conflicts of interest, in July 1995, the Company's then principal shareholders, who included but were not limited to Messrs. Gary Davidson, Booty, Collins and Espley-Jones sold Pacific Demographics, Inc. to the Company for $100,000 in cash. In addition, they formed a general partnership, Hunter Development ("Hunter") and became co-developers with Pacific Demographics and retained the right to receive 20% of all developer fees up to a maximum of $850,000. Subsequently each of the general partners of Hunter assigned his interest in Hunter to Redhill Development, LLC. Of the maximum amount of $850,000 which could be distributed, $215,553 has been distributed to date of which Messrs. Gary Davidson, Booty, Collins and Espley-Jones have received $40,437, $40,437, $23,800 and $13,460, respectively.

     John A. Booty, former President of the Company and the current Vice Chairman of the Board of Directors, provides consulting services to the Company for which Mr. Booty is paid a varying sum not to exceed $30,000 per month for development and acquisition services. In fiscal 1997, Mr. Booty was paid $180,000 for consulting services.

     The Company utilizes the services of J&D Design, as well as others, for interior design work at its facilities. The principal of J&D Design is Joan Davidson, wife of Senior Vice President Eric Davidson and daughter-in-law of Chairman, President and Chief Executive Officer Gary Davidson. Services provided by

J&D Design include design work and the purchase of furniture, fixtures and equipment ("FF&E") for developed facilities and rehabilitation of existing or newly acquired facilities. In fiscal 1997, the Company paid J&D Design approximately $431,000, a portion of which was for design services and a portion of which was for reimbursement of costs for FF&E. In fiscal 1996 and fiscal 1995, the total paid by the Company to J&D Design approximated $328,000 and $57,000, respectively.

     Mr. R. Bruce Andrews, a member of the Board of Directors, is President of Nationwide Health Properties, Inc. ("NHP"), a Health Care REIT. NHP is the owner of 16 ALFs which are leased to the Company. Of that number, leases for 13 ALFs were entered into prior to November 29, 1995, the date Mr. Andrews became a Board member, and leases for three ALFs were entered into during Mr. Andrews' tenure as Board member. Lease payments have aggregated approximately $10.3 million in fiscal 1997 and $3.7 million from November 1, 1995 through March 31, 1996.

     John J. Rydzewski, a Director of the Company and member of the Audit Committee and the Compensation Committee, is a principal in the investment banking firm of Benedetto, Gartland and Company, Inc. ("BG&C"). The Company retained BG&C to provide advice concerning the Company's investment in Senior Income Fund L.P., a Delaware limited partnership owning four congregate care facilities in Southern California.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of the report:

          (1) Financial Statements. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                                                PAGE
                                                                                ----
        Independent Auditors' Report........................................     F-1
        Consolidated Balance Sheets.........................................     F-2
        Consolidated Statements of Operations...............................     F-3
        Consolidated Statements of Shareholders' Equity (Deficit)...........     F-4
        Consolidated Statements of Cash Flows...............................     F-5
        Notes to Consolidated Financial Statements..........................     F-7

          (2) Financial Statement Schedules. Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (b) Reports on Form 8-K. The Registrant filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended March 31, 1997:

          (1) The Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 7, 1997 reported under Item 2, concerning the acquisition of minority interests in Senior Income Fund, L.P., a California limited partnership.

          (2) The Company's current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 1997 reported under Items 2 and 7, concerning the Company's sale/leaseback transaction with Meditrust for the Villa at Palm Desert, Amber Wood, Northgate and Shorehaven ALFs.

          (3) The Company's current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 1997 reported under Items 2 and 7, concerning the acquisition of Covell Gardens.

     (c) EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into this report on Form 10-K:

EXHIBIT
 NUMBER                                          DESCRIPTION
--------       -------------------------------------------------------------------------------
 4.1(1)    --  Form of Indenture Agreement between ARV Assisted Living, Inc. and the initial purchaser of the Company's $57.5 million, 6 3/4% Convertible Subordinated Notes due 2006
10.1       --  Amended Employment Agreement between the Company and Gary L. Davidson dated
               April 23, 1997
10.2       --  Amended Employment Agreement between the Company and David P. Collins dated
               April 23, 1997
10.3       --  Amended Employment Agreement between the Company and Graham P. Espley-Jones dated April 23, 1997
10.4       --  Employment Agreement between the Company and Sheila M. Muldoon dated April 23,
               1997
10.5       --  Employment Agreement between the Company and Erik K. Davidson dated April 23,
               1997
10.6       --  Indemnification Agreement between the Company and Sheila M. Muldoon dated
               August 13, 1997
10.7       --  Indemnification Agreement between the Company and Erik K. Davidson dated August
               13, 1997
10.8(2)    --  Stock Purchase Agreement dated August 22, 1996 by and among ARV Assisted
               Living, Inc., a California corporation, SynCare, Inc., a California corporation, Pegye Jann Bechler and Eric Christopher Bechler
10.9(3)    --  Facility Lease Agreement between Meditrust Acquisition Corporation III (a
               Delaware corporation) as Lessor and ARVIM, Inc. (a California corporation) for the Villa at Palm Desert
10.10(3)   --  Facility Lease Agreement between Meditrust Acquisition Corporation III (a
               Delaware corporation) as Lessor and ARVIM, Inc. (a California corporation) for
               Northgate Park
10.11(3)   --  Facility Lease Agreement between Meditrust Acquisition Corporation III (a
               Delaware corporation) as Lessor and ARVIM, Inc. (a California corporation) for
               Shorehaven Manor
10.12(3)   --  Facility Lease Agreement between Meditrust Acquisition Corporation III (a
               Delaware corporation) as Lessor and ARVIM, Inc. (a California corporation) for
               Amber Wood
11.1       --  Statement of the Company regarding computation of per share earnings
21         --  Subsidiaries of the Company as of June 19, 1997
23         --  Consent of KPMG Peat Marwick LLP
27         --  Financial Data Schedule

---------------

(1) Filed with the Company's report on Form 10-K filed with the Securities and Exchange Commission on July 1, 1996.

(2) Filed with the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 11, 1996.

(3) Filed with the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 14, 1997.

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

                                            Date: June 30, 1997

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                     DATE
---------------------------------------------    -----------------------------    --------------

            /s/ GARY L. DAVIDSON                 President, Chief Executive        June 30, 1997
---------------------------------------------    Officer and Director
              Gary L. Davidson

              /s/ JOHN A. BOOTY                  Vice Chairman of Board and        June 30, 1997
---------------------------------------------    Director
                John A. Booty

            /s/ DAVID P. COLLINS                 Senior Executive Vice             June 30, 1997
---------------------------------------------    President and Director
              David P. Collins

         /s/ GRAHAM P. ESPLEY-JONES              Executive Vice President and      June 30, 1997
---------------------------------------------    Chief Financial Officer
           Graham P. Espley-Jones

             /s/ JAMES M. PETERS                 Director                          June 30, 1997
---------------------------------------------
               James M. Peters

            /s/ R. BRUCE ANDREWS                 Director                          June 30, 1997
---------------------------------------------
              R. Bruce Andrews

            /s/ MAURICE J. DEWALD                Director                          June 30, 1997
---------------------------------------------
              Maurice J. DeWald

            /s/ JOHN J. RYDZEWSKI                Director                          June 30, 1997
---------------------------------------------
              John J. Rydzewski

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
ARV Assisted Living, Inc.:

We have audited the accompanying consolidated balance sheets of ARV Assisted Living, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule described in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARV Assisted Living, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/  KPMG PEAT MARWICK LLP

Orange County, California
June 20, 1997

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                            1997        1996
                                                                          --------     -------
Current assets:
  Cash and cash equivalents.............................................  $ 15,964     $ 7,454
  Accounts receivable, less allowance for doubtful accounts of $120 at
     March 31, 1997.....................................................     2,410          --
  Fees receivable and other amounts due from affiliates (note 7)........     1,105         922
  Deferred project costs................................................     1,072       1,008
  Investments in real estate held for sale..............................    10,330       6,807
  Prepaids and other current assets.....................................     5,966       1,497
                                                                          --------     -------
          TOTAL CURRENT ASSETS..........................................    36,847      17,688
Restricted cash.........................................................     1,912       4,915
Property, furniture and equipment (notes 1 and 3).......................   113,852      47,234
Notes receivable from affiliates, less allowance for doubtful amounts of
  $27 and $65 at March 31, 1997 and 1996, respectively (note 7).........       234         275
Deferred tax asset (note 6).............................................     2,004       2,043
Other noncurrent assets (note 2)........................................     9,382       5,248
                                                                          --------     -------
                                                                          $164,231     $77,403
                                                                          ========     =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..............................  $  8,566     $ 4,126
  Notes payable, current portion (note 3)...............................     2,027       3,306
  Notes payable and other amounts due to affiliates (note 7)............        40         112
  Liabilities related to Tax Credit Properties (note 12)................     1,219          --
  Accrued interest payable..............................................     1,941         130
                                                                          --------     -------
          TOTAL CURRENT LIABILITIES.....................................    13,793       7,674
Deferred revenue, less current portion..................................       576       1,327
Notes payable, less current portion (note 3)............................    90,481      24,814
                                                                          --------     -------
                                                                           104,850      33,815
                                                                          --------     -------
Minority interest in majority owned entities............................     8,007       1,283
Series A Preferred stock, convertible and redeemable. Stated and liquidation value $2.50; authorized and outstanding none and 1,029
  shares at March 31, 1997 and 1996, respectively (note 9)..............        --       2,358
Series B Preferred stock, convertible and redeemable. Stated and liquidation value $2.50; authorized 2,000 shares, none issued and
  outstanding (note 9)..................................................        --          --
Shareholders' equity (notes 5 and 8):
  Common stock, no par value. Authorized 100,000 shares; issued and outstanding 9,613 and 8,308 shares at March 31, 1997 and 1996,
     respectively.......................................................    60,749      47,548
  Accumulated deficit...................................................    (9,375)     (7,601)
                                                                          --------     -------
          TOTAL SHAREHOLDERS' EQUITY....................................    51,374      39,947
                                                                          --------     -------
Commitments and contingent liabilities (notes 7, 10 and 11).............
Subsequent events (note 14).............................................
                                                                          --------     -------
                                                                          $164,231     $77,403
                                                                          ========     =======

          See accompanying notes to consolidated financial statements.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 1997        1996        1995
                                                                -------     -------     -------
Revenue (note 7):
  Assisted living facility revenue............................  $73,770     $25,479     $ 4,838
  Therapy and other services..................................    7,850       4,322       4,165
  Interest income.............................................    1,667       1,070         211
  Other income................................................      645       2,192         476
                                                                -------     -------     -------
          TOTAL REVENUE.......................................   83,932      33,063       9,690
                                                                -------     -------     -------
Expenses:
  Assisted living facility operating expense..................   47,117      16,395       3,201
  Assisted living facility lease expense (note 10)............   12,872       6,644         814
  Therapy and other...........................................    4,255          --          --
  General and administrative..................................    7,620       7,645       7,453
  Employee benefit plan contributions.........................       --          --         811
  Depreciation and amortization...............................    4,366       1,031         320
  Provision for doubtful accounts and discontinued project
     costs....................................................      501         394       1,465
  Provision for liabilities related to Tax Credit Properties
     (note 12)................................................    2,032          --          --
  Interest (note 3)...........................................    5,573       1,544         354
                                                                -------     -------     -------
          TOTAL EXPENSES......................................   84,336      33,653      14,418
                                                                -------     -------     -------
Loss before income tax expense (benefit), minority interest in
  income of majority owned entities and extraordinary item....     (404)       (590)     (4,728)
Income tax expense (benefit)..................................      201         375      (1,729)
                                                                -------     -------     -------
Loss before minority interest in income of majority owned
  entities and extraordinary item.............................     (605)       (965)     (2,999)
Minority interest in income of majority owned entities........      783          --          --
                                                                -------     -------     -------
Loss before extraordinary item................................   (1,388)       (965)     (2,999)
Extraordinary loss from early extinguishment of debt, net of
  income tax benefit of $231 (note 3).........................      386          --          --
                                                                -------     -------     -------
          NET LOSS............................................  $(1,774)    $  (965)    $(2,999)
                                                                =======     =======     =======
Loss per common share (note 1):
  Before extraordinary loss...................................  $  (.15)    $  (.21)    $  (.69)
  Extraordinary loss..........................................     (.04)         --          --
                                                                -------     -------     -------
          NET LOSS............................................  $  (.19)    $  (.21)    $  (.69)
                                                                =======     =======     =======
Weighted average common shares outstanding....................    9,400       6,246       4,903
                                                                =======     =======     =======

          See accompanying notes to consolidated financial statements.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                    COMMON STOCK     RECEIVABLE
                                                  ----------------      FROM      ACCUMULATED
                                                  SHARES   AMOUNT       ESOP        DEFICIT      TOTAL
                                                  ------   -------   ----------   -----------   -------
Balance at March 31, 1994.......................  4,838    $ 1,659     $  (88)      $(2,887)    $(1,316)
Collection of ESOP receivable...................     --         --         88            --          88
Preferred stock dividends declared..............     --         --         --          (398)       (398)
Common stock issued to ESOP.....................    260      1,350       (262)           --       1,088
Net loss........................................     --         --         --        (2,999)     (2,999)
                                                  -----    -------     ------       -------     -------

Balance at March 31, 1995.......................  5,098      3,009       (262)       (6,284)     (3,537)
Issuance of common stock (IPO), net of issuance
  costs of $4,893...............................  3,384     42,662         --            --      42,662
Collection of ESOP receivable...................     --         --        262            --         262
Preferred stock dividends declared..............     --         --         --          (352)       (352)
Repurchase of common stock......................   (493)      (351)        --            --        (351)
Preferred stock conversion......................    320      2,228         --            --       2,228
Net loss........................................     --         --         --          (965)       (965)
                                                  -----    -------     ------       -------     -------

Balance at March 31, 1996.......................  8,309     47,548         --        (7,601)     39,947
Issuance of common stock, net of issuance
  costs of $1,572 (notes 3 and 9)...............  1,304     13,201         --            --      13,201
Net loss........................................     --         --         --        (1,774)     (1,774)
                                                  -----    -------     ------       -------     -------

Balance at March 31, 1997.......................  9,613    $60,749     $   --       $(9,375)    $51,374
                                                  =====    =======     ======       =======     =======

          See accompanying notes to consolidated financial statements.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                1997         1996        1995
                                                              --------     --------     -------
Cash flows provided by (used in) operating activities:
  Net loss..................................................  $ (1,774)    $   (965)    $(2,999)

  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Extraordinary loss from early extinguishment of debt...       386           --          --
     Provision for liabilities related to Tax Credit
       Properties...........................................     2,032           --          --
     Depreciation and amortization..........................     4,366        1,031         320
     Provision for doubtful accounts and discontinued
       project costs........................................       501           --         200
     Minority interest in income of majority owned
       entities.............................................       783           --          --
     Other..................................................       (90)         (96)        (28)

     Changes in assets and liabilities, net of acquisitions:

       (Increase) decrease in:
          Accounts receivable...............................    (1,360)          --          --
          Fees receivable and other amounts due from
            affiliates......................................      (408)         905        (119)
          Deferred tax asset................................       109           --      (1,777)
          Prepaids and other assets.........................    (4,499)      (1,087)        193

       Increase (decrease) in:
          Accounts payable and accrued liabilities..........     1,984        2,031       1,363
          Deferred revenue..................................    (1,677)        (771)      1,523
          Owner equity contributions payable................       (10)        (757)     (1,195)
          Accrued interest payable..........................     1,811          130          --
          Due to affiliates.................................       (72)        (965)        (20)
                                                              --------     --------     -------
               NET CASH PROVIDED BY (USED IN) OPERATING
                 ACTIVITIES.................................     2,082         (544)     (2,539)
                                                              --------     --------     -------

Cash flows provided by (used in) investing activities:
  Increase in notes receivable..............................      (140)          --        (806)
  Collections of notes and other amounts due from
     affiliates.............................................       181           --          --
  (Increase) decrease in deferred project costs.............      (227)       1,273         496
  Increase in investments in real estate held for sale......    (3,769)      (6,807)         --
  Additions to property, furniture and equipment............   (70,202)     (45,747)       (537)
  Decrease in leased property security deposits.............       879         (559)     (1,346)
  (Increase) decrease in restricted cash....................     3,003       (4,915)         --
  Proceeds from sale and leaseback of facilities............    29,052        5,083          --
  Purchase of limited partnership interests.................   (18,542)      (1,794)        (97)
  Other.....................................................        --         (442)         22
                                                              --------     --------     -------
               NET CASH USED IN INVESTING ACTIVITIES........  $(59,765)    $(53,908)    $(2,268)
                                                              --------     --------     -------

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                1997         1996        1995
                                                              --------     --------     -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance
     costs..................................................  $    254     $ 42,661     $    --
  Common stock purchased by ESOP............................        --          262       1,177
  Proceeds from issuance of preferred stock, net of issuance
     costs..................................................        --           --         617
  Borrowings under notes payable............................    31,081       14,475         738
  Repayments of notes payable...............................   (18,648)      (6,140)     (1,561)
  Borrowings under notes payable to affiliates..............        --           --         750
  Repayments of notes payable to affiliates.................        --           --        (595)
  Proceeds from convertible subordinated notes, net of
     issuance costs.........................................    55,195       10,762       2,677
  Repurchase of convertible subordinated notes..............    (1,689)        (137)         --
  Repurchase of common stock................................        --         (352)         --
  Preferred stock dividends paid............................        --         (400)       (337)
                                                              --------     --------     -------
               NET CASH PROVIDED BY FINANCING ACTIVITIES....    66,193       61,131       3,466
                                                              --------     --------     -------
               NET INCREASE (DECREASE) IN CASH AND CASH
                 EQUIVALENTS................................     8,510        6,679      (1,341)
Cash and cash equivalents at beginning of year..............     7,454          775       2,116
                                                              --------     --------     -------
Cash and cash equivalents at end of year....................  $ 15,964     $  7,454     $   775
                                                              ========     ========     =======
Supplemental schedule of cash flow information:
  Cash paid during the year for:
     Interest...............................................  $  4,481     $  1,183     $   314
     Income taxes...........................................       671          128          68
                                                              ========     ========     =======
Supplemental schedule of noncash investing and financing
  activities:
  Minority interests in majority owned entities.............  $  7,141     $  1,283     $    --
  Purchase of buildings.....................................        --        9,350      14,450
  Sale of buildings, net of closing costs...................        --        9,400      14,945
  Debt assumed in conjunction with purchases of building....        --          350          --
  Note receivable from ESOP for purchase of common stock....        --           --         262
  Preferred stock dividends declared........................        --           51         100
  Conversion of preferred stock to common stock.............     2,356        2,228          --
  Conversion of 10% convertible subordinated notes to common
     stock..................................................    10,106           --          --
  Acquisition of SynCare....................................       485           --          --
  Fair value of assets acquired in the purchase of
     California Retirement Inn -- Placentia.................        --           --       5,100
  Liabilities assumed in acquisitions.......................        --           --       5,026
                                                              ========     ========     =======

          See accompanying notes to consolidated financial statements.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1997, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General

     ARV Assisted Living, Inc. and subsidiaries (the Company) owns, operates, acquires and develops assisted living facilities that provide housing to senior citizens, some of whom require assistance with the activities of daily living such as bathing, dressing and grooming. The Company is also involved in the development and management of senior apartment communities and affordable senior and multifamily apartment communities that qualify for low income housing tax credits in its capacity as general partner in limited partnerships which operate such facilities.

     At March 31, 1997, the Company operated 45 assisted living facilities ("ALFs") including 14 which are owned by the Company ("Owned ALFs"), 29 which the Company operates pursuant to long-term operating leases ("Leased ALFs") and 2 in which the Company serves as the general partner of the owner partnership ("Managed ALFs") (see note 6). The Company also managed 22 senior apartment communities and affordable senior and multifamily apartment limited partnerships in which the Company serves as the general partner.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Entities, which include limited partnerships and limited liability companies in which the Company has controlling interests, have been consolidated into the financial statements including presentation of the minority interest not controlled by the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

  Investments in Partnerships

     The Company is general partner in 5 limited partnerships which operate ALFs (ownership interests range from less than 1% to 89.5%) and in 22 tax credit partnerships that operate apartment facilities (ownership interests range up to 1%). Under the terms of the partnership agreements, profits and losses are allocated to the general and limited partners in specified ratios, and the Company generally has unlimited liability for obligations of partnerships in which it is the general partner.

     The Company accounts for its investments in partnerships using the equity method for those partnerships in which the Company has less than a controlling interest.

     On January 31, 1997, the Company acquired a 12.8% limited partnership interest in Senior Income Fund, L.P. ("Senior Income Fund") pursuant to a tender offer for any and all outstanding limited partnership units in Senior Income Fund. The partnership is a limited partnership that owns and operates four senior residential properties.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The results of operations for the Senior Income Fund for the three months ended March 31, 1997 and the financial position at that date are summarized below.

                   Condensed Income Statement Information                THREE MONTHS
                                                                             ENDED
                                                                        MARCH 31, 1997
                                                                        ---------------
                                                                          (UNAUDITED)
                                                                        (IN THOUSANDS)
          Revenue...................................................      $       1,921
          Net income................................................                404
          Company's equity in net income............................                 52

                    Condensed Balance Sheet Information                 MARCH 31, 1997
                                                                        ---------------
                                                                        (IN THOUSANDS)
        Condensed Balance Sheet Information
          Total assets..............................................      $      22,239
          Total liabilities.........................................              2,355
          Company's equity in net assets............................              4,135

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

  Property, Furniture and Equipment

     Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

        Buildings and improvements..................................  27.5 to 35 years
        Furniture, fixtures and equipment...........................  3 to 7 years

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Property, furniture and equipment consisted of the following (in thousands):

                                                                    1997        1996
                                                                  --------     -------
        Land....................................................  $ 19,897     $ 9,913
        Construction in progress................................    10,577         243
        Buildings and improvements..............................    77,365      34,212
        Furniture, fixtures and equipment.......................    10,483       4,002
                                                                  --------     -------
                                                                   118,322      48,370
        Accumulated depreciation................................    (4,470)     (1,136)
                                                                  --------     -------
                                                                  $113,852     $47,234
                                                                  ========     =======

     Capitalized interest amounted to $721,000 for 1997. No interest was capitalized during 1996 or 1995.

  Loss Per Share

     Net loss per share is calculated using the weighted average number of common shares outstanding during the period. The effect of common share equivalents was not included as the effect was antidilutive. Common share equivalents are comprised of the dilutive effect of outstanding stock options and warrants. The computation of loss per common share gives effect to the preferred stock dividends in the fiscal years ended March 31, 1996 and 1995.

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

     The Company is the general partner in various tax credit partnerships. These partnerships are generally in the start-up phase and the Company provides services related to the purchase, development, construction and, later, management of the projects. Fees earned for services provided are reduced by amounts that the general partner is required to advance to the tax credit partnerships, such as Owner Equity Contributions (OEC), as defined in the partnership agreements, plus any anticipated operating support requirements. Fees are recognized when there is reasonable assurance that future rent receipts will cover operating expenses and debt service, including payments due the Company under the terms of the transaction.

     Therapy revenue is reported at the estimated net realizable amounts due from patients, third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Such contractual adjustments are accrued on an estimated basis during the period the related services are rendered. Therapy revenue is adjusted as required in subsequent periods based on final settlements.

  Assisted Living Facility Sale-Leaseback Transactions

     Gains are deferred and amortized into income over the lives of the leases.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Deferred Project Costs

     Deferred project costs primarily include land acquisition, legal and architectural fees, feasibility study costs and other direct costs associated with new ALF development. Deferred project costs are capitalized upon the successful acquisition of an assisted living facility or site. If a project is discontinued, any deferred project costs are expensed. Deferred project costs at March 31, 1997 are expected to be recovered by March 31, 1998 as the related projects are expected to be completed by then.

  Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to adjust net deferred assets to the amount which management believes will more likely than not be recoverable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

  Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss must be recorded as a reduction to operating income if the sum of the expected undiscounted cash flows derived from an asset is less than the asset's carrying value. The Company adopted SFAS 121 in fiscal 1997 without any material impact on the consolidated financial statements.

  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This pronouncement establishes the accounting and reporting standards for stock-based compensation plans, including stock purchase plans, stock options and stock appreciation rights. This new standard defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cost over the service period. Companies may elect to adopt this standard or to continue accounting for these types of equity instruments under current guidance, APB Opinion No. 25, "Accounting for Stock Issued to Employees." Companies that elect to continue using the rules of APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if this new statement had been applied. This new standard is required for fiscal years beginning after December 15, 1995. The Company has elected to continue to use the existing accounting rules of APB Opinion No. 25 and make the pro forma disclosures required under the new standard. Such disclosures are included in note 5.

  New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Earlier application is not permitted. When adopted, all previously reported earnings per common share amounts must be restated based on the provisions of the new standard. Pro forma basic and diluted loss per share calculated in accordance with SFAS No. 128 does not differ from the amounts shown for loss per share on the consolidated statements of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). This statement is effective for both interim and annual financial statement periods ending after December 15, 1997. This statement requires disclosure in summary form of the pertinent rights and privileges of various securities outstanding including dividend and liquidation preferences, participation rights, call prices and dates, sinking-fund requirements, unusual voting rights and significant terms of contracts to issue additional shares.

(2) ACQUISITIONS

     On August 22, 1996, ARV Health Care, Inc. ("ARV Health Care"), a wholly owned subsidiary of the Company, acquired all of the outstanding stock of SynCare, Inc., a California corporation and its three wholly owned subsidiaries ("GeriCare"), in a stock for stock merger valued at approximately $1.2 million. The Company recorded the acquisition under the purchase method of accounting at the cost of approximately $1.2 million and recorded the assets and liabilities of the merged entity at their estimated fair value. Goodwill of $443,000 was recorded in the transaction.

     On August 23, 1996, the Company acquired a 51% controlling interest in American Retirement Villas Properties II, a California limited partnership, which has five Owned ALFs and five Leased ALFs totaling 940 units. The acquisition was completed pursuant to a tender offer for limited partnership units not already owned by the Company.

     In June 1995, the Company purchased an aggregate 18.6% limited partner interests in San Gabriel Retirement Villa ("Villa Colima") for which it serves as the general partner for $469,000. Subsequently, the Company purchased an additional 19.0% for $954,000. The Company currently owns 60% of the partnership.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Syncare, Inc. as if the acquisition took place on April 1, 1995.

                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS,
                                                                    EXCEPT PER SHARE
                                                                   AMOUNTS)
        Total revenue..........................................    $86,705     $38,517
        Total expenses.........................................    $87,340     $38,392
        Net loss...............................................    $(1,920)    $  (517)
        Loss per common share..................................    $  (.20)    $  (.08)

     The following unaudited pro forma information presents a summary of the consolidated results of operations of American Retirement Villas Properties II as if the acquisition took place on April 1, 1995.

                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS,
                                                                    EXCEPT PER SHARE
                                                                   AMOUNTS)
        Total revenue..........................................    $91,240     $47,528
        Total expenses.........................................    $90,888     $46,055
        Net loss...............................................    $(1,371)    $  (132)
        Loss per common share..................................    $  (.15)    $  (.02)

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Villa Colima as if the acquisition took place on April 1, 1995.

                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS,
                                                                    EXCEPT PER SHARE
                                                                   AMOUNTS)
        Total revenue..........................................    $84,320     $34,683
        Total expenses.........................................    $84,652     $34,936
        Net loss...............................................    $(1,749)    $  (850)
        Loss per common share..................................    $  (.19)    $  (.09)

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) NOTES PAYABLE

     Notes payable at March 31 consists of (in thousands, except per share data):

                                                                              1997      1996
                                                                             -------   -------
Convertible subordinated notes due April 1, 2006 with interest at 6.75%.
  The notes require monthly semi-annual payments of interest and are convertible to common stock at $18.57 per share. The notes, offered in a maximum amount of $57,500, may be called by the Company beginning in
  April 1999 at declining premiums starting at 110% of the principal
  amount...................................................................  $57,500   $    --
Convertible subordinated notes due December 31, 1999 with interest at 10%.
  The notes require monthly payments of interest, were convertible to common stock at $12.16 per share and were guaranteed by certain
  shareholders of the Company..............................................       --    14,888
Notes payable, bearing interest at fixed rates between 9.5% and 10.5%, payable in monthly installments of principal and interest totaling $157 and $95 for 1997 and 1996, respectively, secured by property, maturities
  ranging from June 1997 through March 2006................................   19,494    11,824
Notes payable bearing interest at floating rates of LIBOR (5.77% at March
  31, 1997) plus 2.75% payable in monthly installments of interest only
  secured by Owned ALFs, maturing September 30, 1998.......................    8,750        --
Notes payable, bearing interest at floating rates between prime (8.5% at
  March 31, 1997 and 8.25% at March 31, 1996) plus rates between 1.0%
  through 2.25%, payable in monthly installments of principal and interest totaling $56 and $12 for 1997 and 1996, respectively, secured by an ALF
  and the Company's corporate headquarters.................................    6,453       382
Note payable, bearing interest at fixed and floating rates between 8% and prime (8.25% at March 31, 1996) plus 1.5%, payable in monthly interest
  installments of $5, secured by ALF sites. Repaid during fiscal 1997......       --       736
Other -- primarily capitalized equipment leases............................      311       291
                                                                             -------   -------
                                                                              92,508    28,120
Less amounts currently payable.............................................    2,027     3,306
                                                                             -------   -------
                                                                             $90,481   $24,814
                                                                             =======   =======

     The future annual principal payments of the notes payable at March 31, 1997 are as follows (in thousands):

                1998.............................................    $ 2,027
                1999.............................................     10,110
                2000.............................................        552
                2001.............................................        697
                2002.............................................        438
                Thereafter.......................................     78,688
                                                                     -------
                                                                     $92,508
                                                                     =======

     The convertible subordinated notes due in 1999 were called by the Company in fiscal 1997. Note holders who chose to redeem their notes were paid a premium of 6.7% upon redemption, totalling $261,000, and unamortized note issuance costs of $335,000 were expensed, resulting in the extraordinary loss of $386,000, net of income tax benefit. Holders of approximately $11.0 million of the notes converted the notes into 900,662 shares of common stock.

     The Company has entered into separate agreements with Bank United of Texas and Imperial Bank to provide an additional $22 million of financing for acquisitions, development and general corporate purposes.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The various debt agreements contain restrictive covenants requiring the Company to maintain certain financial ratios, including current ratio, working capital minimum net worth, debt-to-equity and debt service coverage, among others. The Company is in compliance with, or has obtained waivers for, such requirements.

(4) EMPLOYEE BENEFIT PLANS

     ESOP

     The Company has an Employee Stock Ownership Plan (ESOP) which covers all employees of the Company. Contributions to the ESOP are made at the discretion of the Company's Board of Directors.

     ESOP contributions of $1,350,000 during the year ended March 31, 1995, were utilized by the ESOP to purchase 790,229 shares of the Company's common stock. For the years ended March 31, 1997 and 1996, no contributions were made to the ESOP by the Company. The Company's compensation expense related to these contributions for the year ended March 31, 1995 amounted to $811,000. Retirement expense paid by affiliated partnerships for the year ended March 31, 1995 was $471,000.

     Savings Plan

     Effective January 1, 1997, the Company established a savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. An employee becomes eligible to participate in the plan upon completing one year of service.

(5) STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options usually equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

     Effective October 1, 1995, the Company adopted the 1995 Stock Option and Incentive Plan of ARV Assisted Living, Inc. (the Plan) for the benefit of its eligible employees, consultants and directors. The Plan consists of two plans, one for the benefit of key employees and consultants and one for the benefit of nonemployee directors. The Company has reserved 1,155,666 shares for issuance under the Plan. Options granted under the Plan vest over periods ranging from three to five years from the date of the grant. During the year ended March 31, 1997, 142,415 of the options were eligible for exercise. None of the vested options had been exercised as of March 31, 1997.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of stock options at March 31, 1997 is as follows:

                                                SHARES       SHARES UNDER
                                              AVAILABLE      OUTSTANDING        PRICE PER
                                              FOR GRANT        OPTIONS            SHARE
                                              ----------     ------------     --------------
        Authorization of shares.............   1,155,666              --                 N/A
        Options granted.....................  (1,243,400)      1,243,400      $10.00 - 15.40
        Options canceled....................     267,008        (267,008)     $11.25 - 14.00
                                              ----------       ---------      --------------
        Balance at March 31, 1997...........     179,274         976,392      $10.00 - 15.40
                                              ==========       =========      ==============

     Pro forma information regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average expected life of the option of 9 years.

     The Company uses the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of trade options, and because changes in the first subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The following represents the estimated fair value of options granted and the assumptions used for calculation.

                                                                                1997     1996
                                                                               ------   ------
Estimated fair value per option granted......................................  $11.21   $13.84
Average exercise price per option granted....................................  $11.21   $13.90
Stock volatility.............................................................      57%      57%
Risk-free interest rate......................................................     6.5%     6.5%
Option term -- years.........................................................      10       10
Stock dividend yield.........................................................      --       --

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                                    1997        1996
                                                                   -------     -------
        Pro forma net loss before extraordinary item.............  $(1,683)     (1,309)
        Pro forma net loss.......................................  $(2,069)     (1,309)
        Pro forma loss per share before extraordinary item.......  $  (.18)       (.21)
        Pro forma loss per share.................................  $  (.22)       (.21)

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of the Company's stock option activity and related information for the years ended March 31, 1997 and 1996 are as follows:

                                                      1997                          1996
                                           ---------------------------   --------------------------
                                                      WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                           OPTIONS     EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                           --------   ----------------   -------   ----------------
    Outstanding -- beginning of the
      year...............................   775,782        $13.89             --            --
    Granted..............................   389,000        $11.21        854,400        $13.90
    Exercised............................        --            --             --            --
    Forfeited............................  (188,390)       $13.68        (76,618)        14.00
    Outstanding -- end of year...........   976,392        $12.86        775,782         13.90
    Exercisable at end of year...........   142,415        $13.74             --            --
                                           ---------       ------        -------       -------
    Weighted average fair value of
      options granted during the year....                  $11.21                       $13.84
                                                           ======                      =======

At March 31, 1997, the Company had 976,392 options outstanding with prices ranging from $10.00 to $15.40 per share and a weighted average life of 9 years.

(6) INCOME TAXES

     The provision for income tax expense (benefit) consists of the following for the years ended March 31, 1997, 1996 and 1995 (in thousands):

                                                             1997     1996      1995
                                                             ----     ----     -------
        Current:
          Federal........................................... $(56)    $293     $    36
          State.............................................   91       81          11
                                                             ----     ----     -------
                  Total current.............................   35      374          47
                                                             ----     ----     -------
        Deferred:
          Federal...........................................  106        1      (1,396)
          State.............................................   60       --        (380)
                                                             ----     ----     -------
                  Total deferred............................  166        1      (1,776)
                                                             ----     ----     -------
                                                             $201     $375     $(1,729)
                                                             ====     ====     =======

     The current and deferred income tax benefit relating to the extraordinary item is $231,000. The Company has net operating loss carryovers of $1,800,000 which expire in 2011.

     A reconciliation of income tax expense (benefit) at the Federal statutory rate of 34% to the Company's provision for income taxes is as follows (in thousands):

                                                           1997      1996       1995
                                                           -----     -----     -------
        Income tax benefit at statutory rate.............. $(137)    $(201)    $(1,607)
        State income tax expense (benefit), net of Federal
          income taxes....................................   100        54        (439)
        Elimination of preacquisition losses of acquired
          companies.......................................    --        26          --
        Change in valuation allowance.....................   424       423         300
        Impact on taxes of minority interest in income of
          majority owned partnerships.....................  (292)       --          --
        Other.............................................   106        74          17
                                                           -----     -----     -------
                  Total income tax expense (benefit)...... $ 201     $ 376     $(1,729)
                                                           =====     =====     =======

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Temporary differences giving rise to a significant amount of deferred tax assets and liabilities at March 31, 1997 and 1996 are as follows (in thousands):

                                                                    1996        1997
                                                                   -------     -------
        Deferred tax assets:
          Deferred gain on sale..................................  $   152     $   169
          Deferred partnership fee income........................    1,438       1,145
          Owner equity contributions.............................      930       2,013
          Other partnership income...............................       --         164
          Liabilities related to Tax Credit Properties...........      585          --
          Net operating loss carryforwards.......................      618          --
          Other..................................................      439         373
                                                                   -------     -------
                  Gross deferred tax asset.......................    4,162       3,864
        Less valuation allowance.................................   (1,953)     (1,685)
        Deferred tax liabilities -- other........................     (205)       (135)
                                                                   -------     -------
                  Net deferred tax asset.........................  $ 2,004     $ 2,044
                                                                   =======     =======

     Management believes it is more likely than not that the Company will realize certain of the benefits of the existing deferred tax assets as of March 31, 1997 and 1996. Approximately $1.0 million and $2.0 million of the deferred tax assets at March 31, 1997 and 1996, respectively, result from income that has been recognized for Federal income tax purposes in advance of recognition for financial reporting purposes.

     Recognition of the remaining balances will require generation of future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded net tax benefits.

(7) RELATED PARTY TRANSACTIONS

     The results of the Company and its subsidiaries are substantially affected by transactions and agreements with related parties.

     Fees receivable from affiliates of $241,000 and $362,000 at March 31, 1997 and 1996, respectively, consists of receivables related to management services rendered by the Company. Related management fees received from affiliates total $1,742,000, $2,766,000, and $3,273,000 during the years ended March 31, 1997,
1996, and 1995, respectively.

     Notes receivable from affiliates of $261,000 and $340,000 at March 31, 1997 and 1996, respectively, bear interest at rates between 9% and 10% and are due on demand. Other amounts due from affiliates of $864,000 and $561,000 at March 31, 1997 and 1996, respectively, consist of non-interest bearing expense advances and working capital loans made to various partnerships. Amounts due from affiliates are generally expected to be repaid in subsequent years with cash from operations or from bank financing obtained by the affiliates.

     During the year ended March 31, 1995, $621,000 in consulting fees were earned by certain shareholders of the Company, who are also general partners in several limited partnerships. Additionally, approximately $53,000 of legal fees incurred during the period ending March 31, 1995, were paid to certain shareholders of the Company.

     The Company pays certain expenses such as repair and maintenance, supplies, payroll and retirement benefit expenses on behalf of affiliated Partnerships and is subsequently reimbursed by the Partnerships. During the periods ended March 31, 1997, 1996 and 1995, respectively, the expenses incurred on behalf of

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

affiliates and the related reimbursements from these affiliates amounted to approximately $7.1 million, $10.0 million and $16 million, respectively. The Company accounts for these reimbursements as a reduction of the related expenses.

     The Company leases office space under operating leases from affiliated entities. During the year ended March 31, 1996, the leases were amended to provide for a three year term. Previously, the leases were on a month-to-month basis. Total rental expense related to these leases for the years ended March 31, 1997, 1996 and 1995 was $141,000, $161,000 and $215,000, respectively.

     In May 1995, the Company purchased from an affiliated entity one of the offices that it occupies for $611,000. Debt assumed in the transaction was $531,000, prior to a principal payment of $181,000. The balance of the purchase price was paid in cash. The remaining $350,000 obligation was due in two years and requires monthly principal and interest payments based on a ten year amortization schedule. The note was repaid in April 1997.

     In fiscal 1996, three partnerships, for which the Company is the General Partner, obtained the limited partners' approval to sell their assisted living facilities to an unrelated third party. The sales were consummated in fiscal 1996, and the Company simultaneously entered into leases for these facilities.

     The Company is the general partner of Fullerton Equities, Limited, a California limited partnership (Fullerton). The Company had loaned Fullerton in excess of $1.1 million, $1.0 million of which was secured by a deed of trust. On January 3, 1996, Fullerton sold its sole physical asset, an assisted living and Alzheimer facility, to an unrelated third party and took back a $2.0 million note secured by a deed of trust which wrapped the Company's deed of trust. Gary
L. Davidson, John A. Booty, David P. Collins and Graham P. Espley-Jones (Executive Officers of the Company), as tenants-in-common, purchased the $2.0 million note from Fullerton for full value on March 6, 1996, which enabled Fullerton to pay off all of its secured indebtedness and a portion of the unsecured debt to the Company. Fullerton was dissolved in calendar 1996.

     To address certain structural issues in connection with tax credit partnerships, Pacific Demographics Corporation ("Pacific Demographics")(formerly ARVTC, Inc.), was formed in August 1994 by Messrs. Gary Davidson, Booty, Collins and Espley-Jones, as well as two former Company officers, to provide certain development services for these partnerships in exchange for cash and deferred development fees generated by the tax credit partnerships. The Company provided services to Pacific Demographics for which it received certain fees from Pacific Demographics. The Company believes that these arrangements were fair to the Company and that the compensation paid to Pacific Demographics by the tax credit partnerships and by Pacific Demographics to the Company appropriately reflected the services rendered by Pacific Demographics and the Company, respectively, and the risks incurred by the shareholders of Pacific Demographics who provided the guarantees for these projects.

     In order to lessen potential conflicts of interest, in July 1995, the Company's then principal shareholders, who included but were not limited to Messrs. Gary Davidson, Booty, Collins and Espley-Jones sold Pacific Demographics, Inc. to the Company for $100,000 in cash. In addition, they formed a general partnership, Hunter Development ("Hunter") and became co-developers with Pacific Demographics and retained the right to receive 20% of all developer fees up to a maximum of $850,000. Subsequently each of the general partners of Hunter assigned his interest in Hunter to Redhill Development, LLC. Of the maximum amount of $850,000 which could be distributed, $215,553 has been distributed to date of which Messrs. Gary Davidson, Booty, Collins and Espley-Jones have received $40,437, $40,437, $23,800 and $13,460, respectively. During March 1996, $5.2 million of current and future receivables were sold to former employees of the Company in exchange for $191,000 in cash and notes receivable of $1.4 million.

     John A. Booty, former President of the Company and the current Vice Chairman of the Board of Directors, provides consulting services to the Company for which Mr. Booty is paid a varying sum not to

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

exceed $30,000 per month for development and acquisition services. In fiscal 1997, Mr. Booty was paid $180,000 for consulting services.

     The Company utilizes the services of J&D Design, as well as others, for interior design work at its facilities. The principal of J&D Design is Joan Davidson, wife of Senior Vice President Eric Davidson and daughter-in-law of Chairman, President and Chief Executive Officer Gary Davidson. Services provided by J&D Design include design work and the purchase of furniture, fixtures and equipment ("FF&E") for developed facilities and rehabilitation of existing or newly acquired facilities. In fiscal 1997, the Company paid J&D Design approximately $431,000, a portion of which was for design services and a portion of which was for reimbursement of costs for FF&E. In fiscal 1996 and fiscal 1995, the total paid by the Company to J&D Design approximated $328,000 and $57,000, respectively.

     Mr. R. Bruce Andrews, a member of the Board of Directors, is President of Nationwide Health Properties, Inc. ("NHP"), a Health Care REIT. NHP is the owner of 16 ALFs which are leased to the Company. Of that number, leases for 13 ALFs were entered into prior to November 29, 1995, the date Mr. Andrews became a Board member, and leases for three ALFs were entered into during Mr. Andrews' tenure as Board member. Lease payments have aggregated approximately $10.3 million in fiscal 1997 and $3.7 million from November 1, 1995 through March 31, 1996.

     John J. Rydzewski, a Director of the Company and member of the Audit Committee and the Compensation Committee, is a principal in the investment banking firm of Benedetto, Gartland and Company, Inc. ("BG&C"). The Company retained BG&C to provide advice concerning the Company's investment in Senior Income Fund L.P., a Delaware limited partnership owning four congregate care facilities in Southern California.

  Common Stock

     During the year ended March 31, 1996, the Company repurchased 493,000 shares of its common stock from three former employee shareholders for approximately $351,000.

(8) SHAREHOLDERS' EQUITY

  Warrants

     At March 31, 1997, 1996 and 1995, the Company had outstanding warrants issued in connection with its Series A Preferred Stock which give the holders the option to purchase approximately 35,695, 54,197 and 54,197 shares of common stock, respectively, at $7.60 per share. These warrants are exercisable at any time at the option of the holder within three years of the date of issuance, the latest of which was August 1, 1994. At March 31, 1997 and 1996, the Company had outstanding warrants issued to selling brokerage firms in connection with its convertible subordinated notes which give the holders the option to purchase an aggregate maximum of 117,650 and 115,304 shares of common stock, respectively at $12.16 per share. These warrants are exercisable at any time at the option of the holder within three years of the date of issuance, the latest of which was July 31, 1995. As of March 31, 1997, warrants to purchase 19,459 shares of Common Stock have been exercised.

(9) REDEEMABLE PREFERRED STOCK

     The Series A 8% cumulative, convertible and redeemable preferred stock was: convertible at any time, unless previously redeemed, at the option of the holder, in whole or in part, into one share of common stock; redeemable, at the option of the holder, any time after December 31, 1998 for $7.60 per share.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     As of February 7, 1996, the Company exercised its right to redeem all outstanding shares of the Series A 8% cumulative convertible redeemable preferred stock on May 9, 1996. Preferred shareholders had the option of converting their Preferred Stock into Common Stock at any time prior to April 29, 1996. As of March 31, 1996, 48.6% of the shareholders converted their Preferred Stock into 319,664 shares of Common Stock. During fiscal 1997, the balance of the shareholders converted their Preferred Stock into 338,141 shares of Common Stock.

     The Series B convertible redeemable preferred stock, none of which is outstanding, has substantially the same terms as the Series A preferred stock, except the Series A preferred stock has priority with respect to dividends.

(10) ASSISTED LIVING FACILITY LEASES

     At March 31 the Company leased 29 ALFs. The facility leases expire from 1997 to 2037, and contain two to three renewal options ranging from five to ten years. During 1997, the Company sold 4 owned ALFs to a subsidiary of Meditrust for proceeds of $29.1 million and simultaneously entered into long-term operating leases. The minimum annual payments for these leases are $2.9 million, subject to future increase as described below. The leases are for terms of 15 years, with similar renewal options to extend for 5 years each. No gain was recognized on the transaction.

     Generally, leases for Leased ALFs owned by a common lessor contain cross default provisions permitting the lessor to declare a default under all leases in the event of a default on one lease.

     Minimum lease payments required under assisted living facility operating leases in effect at March 31, 1997 are as follows:

                             YEAR ENDED MARCH 31:                        (IN THOUSANDS)
        ---------------------------------------------------------------
          1998.........................................................     $ 18,535
          1999.........................................................       18,595
          2000.........................................................       18,595
          2001.........................................................       18,595
          2002.........................................................       18,595
          Thereafter...................................................      130,291
                                                                            --------
                                                                            $223,206
                                                                            ========

     Certain of the leases require the payment of additional rent based on a percentage increase of gross revenues. Such amounts were not material. Leases are subject to increase based upon changes in the consumer price index or gross revenues, subject to certain limits, as defined in the lease agreements.

(11) COMMITMENTS AND CONTINGENT LIABILITIES

     The Company and certain shareholders have guaranteed indebtedness at March 31, 1997 of certain affiliated partnerships as follows:

                                                                               CERTAIN
                                                                 COMPANY     SHAREHOLDERS
                                                                 -------     ------------
                                                                      (IN THOUSANDS)
        Notes secured by real estate...........................  $13,109         13,109
        Land and construction loans associated with the
          development and construction of affordable housing
          apartments...........................................   33,745         29,583

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The maximum aggregate amounts of guaranteed indebtedness is $56,078,000 at March 31, 1997. The Company has guaranteed tax credits for certain partnerships in the aggregate amount of $78,387,000, excluding interest, penalties or other charges which might be assessed against the partners. The Company and certain shareholders have provided operating deficit guarantees for certain Affiliated Partnerships. As of March 31, 1997, the Company has funded $810,000 under these guarantees and expects to fund an additional $1.2 million until the Affiliated Partnerships break even.

     In management's opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued.

     At March 31, 1997, the Company has used $6.9 million of the line of credit with Imperial Bank in the form of non-cash advances to provide letters of credit used as security deposits for leased ALFs. The Company intends to finance certain of its ALFs and investments in property to be developed in order to redeploy the capital.

     At March 31, 1997, the Company leased office space under various operating leases expiring from 2001 to 2003, some of which are from affiliated entities (See Note 7). Noncancelable operating lease commitments for office space at March 31, 1997 are:

                             YEAR ENDED MARCH 31:                        (IN THOUSANDS)
        ---------------------------------------------------------------
              1998.....................................................      $  385
              1999.....................................................         376
              2000.....................................................         336
              2001.....................................................         309
              2002.....................................................         210
              Thereafter...............................................         318
                                                                             ------
              Total....................................................      $1,934
                                                                             ======

     Rent expense for these leases amounted to $333,000, $161,000 and $215,000 in 1997, 1996 and 1995, respectively.

(12) LIABILITIES RELATED TO TAX CREDIT PROPERTIES

     During the year ended March 31, 1997, the Company took a $2.0 million charge related to its tax credit properties. The charge represents a write-off of $813,000 in amounts previously advanced to affiliated partnerships and a $1.2 million provision for the Company's anticipated future obligations to these affiliated partnerships.

(13) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, management fees receivable, accounts payable and accrued liabilities and owner equity contributions payable, approximate fair value due to the short-term nature of these instruments. The notes receivable from an affiliates, notes payable and other amounts due to affiliates and notes payable bear interest at rates which

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approximate current market rates. Therefore, management believes that carrying value approximates fair value.

(14) SUBSEQUENT EVENTS

     On April 10, 1997, litigation filed by a Texas developer against the Company was settled pursuant to a release and settlement agreement (the "Release and Settlement"). The settlement was not significantly different than amounts already provided for by the Company. Contemporaneously with the execution of the Release and Settlement, the pending action filed by the developer and the cross complaint filed by the Company were dismissed with prejudice. See Item 3, "Legal Proceedings."

     On April 3, 1997, the Company opened 69 units in the first phase of Eastlake Village, a planned 93 unit Leased ALF located in Elkhart, Indiana.

     On May 6, 1997, the Company opened the Inn at Summit Ridge, a 76 unit Leased ALF located in Reno, Nevada.

     Mutual of Omaha, GeriCare's fiscal intermediary with HCFA, conducted an audit of GeriCare in May 1997 of records going back to 1995. As a result of the audit, reimbursement of approximately $106,000 for services previously rendered was denied. In addition, GeriCare has been placed on a temporary 50% review, meaning that Mutual of Omaha will temporarily withhold payment on 50% of GeriCare's billings until it has reviewed the files documenting the requested reimbursement. Management believes that the file review will result in payment of substantially all of the amounts requested, but the review period will temporarily slow cash flows for GeriCare.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                        BALANCE AT                                       BALANCE AT
                   DESCRIPTION                       BEGINNING OF YEAR     ADDITIONS     DEDUCTIONS      END OF YEAR
-------------------------------------------------    -----------------     ---------     -----------     -----------
Allowance for Doubtful Accounts:
  March 31, 1995.................................          $  --                 --            --               --
  March 31, 1996.................................             --                 --            --               --
  March 31, 1997.................................             --                203            83              120
Allowance for Doubtful Notes Receivable:
  March 31, 1995.................................             --                 --            --               --
  March 31, 1996.................................             --                 65            --               65
  March 31, 1997.................................             65                 --            38               27
Liabilities Related to Tax Credit Properties and
  Related Accounts:
  March 31, 1995.................................             --                 --            --               --
  March 31, 1996.................................             --                536           272              264
  March 31, 1997.................................          $ 264              1,828           421            1,671