Form 10-K/A
period 1997-03-31
ARV ASSISTED LIVING INC
filed 1997-07-25
CIK 949322

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


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

================================================================================
stock-for-stock merger. SynCare, Inc. was the holding company of three corporations, BayCare Rehabilitative Services Inc., ProMotive Rehabilitation Services and Pro Motion Rehab. BayCare Rehabilitative Services Inc. and Pro Motion Rehab have been merged into ProMotive Rehabilitation Services, which does business under the name GeriCare ("GeriCare"). GeriCare specializes in rehabilitative services, including speech, occupational and physical therapy.

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


     The Company believes its assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of the Company's assisted living residents falling within the fastest growing segments of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement amounts to persons in acute care hospitals and skilled nursing facilities. Assisted living offers a cost effective long-term care alternative while preserving a more independent lifestyle for those senior elderly who do not require the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide. As of March 31, 1997, monthly revenue from the Company's ALFs on a "same facility basis" (defined as those facilities which the Company owned, managed or leased for a period of 12 months or more as of March 31, 1997) averaged $1,610 per occupied unit compared to $1,480 per occupied unit as of March 31, 1996. Other trends benefiting the Company include the increased financial net worth of the elderly population, the increase in the population of individuals living alone and the increasing number of women who work outside the home and are therefore less able to care for their elderly relatives. The Company believes that these trends will result in an increasing demand for assisted living services and facilities to fill the gap between aging at home and aging in more expensive skilled nursing facilities.


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

     As the ratio of senior elderly in need of assistance has increased, so too has the number of senior elderly able to afford assisted living. According to U.S. Bureau of the Census data, the median net worth of householders age 75 or older increased from $55,178 in 1984 and $61,491 in 1988 to $77,654 in 1993.
Furthermore, according to the same source, the percentage of people 65 years and older below the poverty line decreased from 27.3% in 1970 to 14.8% in 1980 to 12.2% in 1993. The increased number of women in the labor services may be provided at the facility by a third party home health care agency or other medical provider. The care plan is reviewed and modified on a regular basis.

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


     The average monthly revenue per occupied unit for both the basic service and the additional services for the year ended March 31, 1997 increased to $1,610 from $1,480 a year earlier on a same facility basis.


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


     At March 31, 1997, approximately $15.2 million of the Company's indebtedness bore interest at floating rates. Indebtedness that the Company has since that date incurred and may incur in the future may also bear interest at a floating rate or be fixed at some time in the future. Therefore, increases in prevailing interest rates could increase the Company's interest payment obligations and could have an adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has guaranteed mortgage and construction debt for the benefit of Affiliated Partnerships of up to approximately $56.1 million, including $46.9 million outstanding as of March 31, 1997, of which $34.0 million will become due and payable within the next two years. This effectively subjects the Company to risks normally associated with leverage, including the risk that Affiliated Partnerships will not be able to refinance this debt with permanent financing, an increased risk of partnership cash flow deficits, and the risk that if economic performance of any mortgaged asset declines, the obligation to make payments on the mortgage debt may be borne by the Company, which could adversely affect the Company's results of operations and financial condition. Because certain of the indebtedness which the Company has guaranteed bears interest at rates which fluctuate with certain prevailing interest rates, increases in such prevailing interest rates could increase the Company's interest payment obligations and could have an adverse effect on the Company's results of operations and financial condition.


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

     The following charts set forth, as of March 31, 1997, the location, number of units, ownership, occupancy and acquisition date for the Company's facilities:


                                                                                                OCCUPANCY
                                                          MONTH        PERCENT        1997        1996        1995
               FACILITY                STATE    UNITS    ACQUIRED    OWNERSHIP(A)    AVERAGE     AVERAGE     AVERAGE
-------------------------------------- -----    -----    --------    ------------    -------    ---------    -------
LEASED
Amber Wood............................  FL        187     Jun-96        100.0%         97.3%          --          --
Baypointe Village.....................  FL        232     Mar-96        100.0%         85.1%       89.7%          --
Buena Vista Knolls....................  CA         91     Feb-96        100.0%         96.5%       91.9%          --
Chateau San Juan......................  CA        114     Dec-95        100.0%         96.0%       91.5%          --
Collier Park..........................  TX        162     Dec-96        100.0%         16.2%          --          --
El Camino Gardens.....................  CA        282     Jun-95        100.0%         76.2%       71.5%          --
Hacienda de Monterey..................  CA        180     Apr-94        100.0%         92.8%       94.7%       88.1%
Kinghaven Manor.......................  MI        144     Feb-95        100.0%         95.1%       97.4%       73.2%
Inn at Willow Glen(b).................  CA         84     Aug-96         50.9%         94.3%          --          --
Lodge.................................  OH        216     Jan-97        100.0%         93.8%          --          --
Mallard Cove..........................  OH        121     Feb-95        100.0%         78.0%       83.9%       76.0%
Maria del Sol.........................  CA        124     Oct-95        100.0%         88.6%       88.7%          --
Northgate.............................  OH        126     Aug-96        100.0%         96.7%          --          --
Rancho Park Villas....................  CA        163     Oct-95        100.0%         73.7%       75.2%          --
Shorehaven............................  MI        120     Sep-96        100.0%         95.4%          --          --
Retirement Inn of Burlingame(b).......  CA         68     Aug-96         50.9%         96.2%          --          --
Retirement Inn of Campbell(b).........  CA         72     Aug-96         50.9%         99.4%          --          --
Retirement Inn of Fremont(b)..........  CA         70     Aug-96         50.9%         88.3%          --          --
Retirement Inn of Sunnyvale(b)........  CA        123     Aug-96         50.9%         94.6%          --          --
Tamalpais Creek.......................  CA        120     Oct-95        100.0%         98.1%       97.4%          --
Tanglewood Trace......................  IN        159     Jan-97        100.0%         94.3%          --          --
Villa Bonita..........................  CA        130     Oct-95        100.0%         89.8%       90.7%          --
Villa de Palma........................  CA        111     May-95        100.0%         90.4%       92.0%          --
Villa del Obispo......................  CA         96     May-95        100.0%         95.9%       94.2%          --
Villa del Rey.........................  CA        103     Jun-95        100.0%         89.6%       92.2%          --
Villa del Sol.........................  CA         91     Jun-95        100.0%         95.3%       94.1%          --
Villa Encinitas.......................  CA        117     Jun-95        100.0%         96.2%       96.7%          --
Villa at Palm Desert..................  CA         77     Nov-95        100.0%         93.8%       88.0%          --
Woodside Village of Columbus..........  OH        156     Feb-96        100.0%         93.3%       97.1%          --
                                                -----
    TOTAL LEASED......................          3,839
                                                -----
OWNED
Acacia Villa(b).......................  CA         66     Dec-95         89.5%         77.5%       88.6%          --
Amber Park............................  OH        127     Jan-96        100.0%         71.5%       83.3%          --
Bella Vita............................  FL        120     Apr-96        100.0%         97.0%          --          --
Collwood Knolls.......................  CA        117     Jan-96         95.5%         71.3%       73.4%          --
Covell Gardens........................  CA        157     Mar-97        100.0%         92.3%          --          --
Covina Villa(b).......................  CA         64     Aug-96         50.9%         93.5%          --          --
Gayton Terrace........................  VA         92     Aug-96        100.0%         95.2%          --          --
Retirement Inn of Daly City(b)........  CA         95     Aug-96         50.9%         92.7%          --          --
Retirement Inn of Fullerton(b)........  CA         68     Aug-95         50.9%         93.0%          --          --
Montego Heights Lodge(b)..............  CA        170     Aug-96         50.9%         88.0%          --          --
Valley View Lodge(b)..................  CA        125     Aug-96         50.9%         96.1%          --          --
Villa Colima(b).......................  CA         94     Jun-96         59.9%         81.7%          --          --
Woodside Village of Bedford...........  OH        217     Jan-96        100.0%         73.0%       70.7%          --
Wyndham Lakes.........................  FL        248     Mar-96        100.0%         81.1%          --          --
                                                -----
    TOTAL OWNED.......................          1,760
                                                -----
    TOTAL LEASED AND OWNED............          5,599
                                                =====
MANAGED
Bradford Square.......................  CA         92
Chandler Villa........................  AZ        164
                                                -----
    TOTAL MANAGED.....................            256
                                                -----
    TOTAL.............................          5,855
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


                                                                         YEAR ENDED MARCH 31,
                                                          --------------------------------------------------
                                                           1997       1996       1995       1994       1993
                                                          -------    -------    -------    -------    ------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Assisted living facility revenue(1)...................  $73,770    $25,479    $ 4,838    $    --    $   --
  Therapy & other services..............................    7,850      4,322      4,165      3,492     3,110
  Interest income.......................................    1,667      1,070        211        104       109
  Other income..........................................      645      2,192        476        904       606
                                                          -------    -------    -------    -------    ------
         Total revenue..................................   83,932     33,063      9,690      4,500     3,825
                                                          -------    -------    -------    -------    ------
Expenses:
  Assisted living facility operating expense(1).........   47,117     16,395      3,201         --        --
  Assisted living facility lease expense................   12,872      6,644        814         --        --
  General and administrative............................    7,620      7,645      8,264      5,765     3,470
  Therapy & other.......................................    4,255         --         --         --        --
  Depreciation and amortization.........................    4,366      1,031        320         92        69
  Provision for liabilities related to Tax Credit
    Properties..........................................    2,032         --         --         --        --
  Provision for doubtful accounts and discontinued
    project costs.......................................      501        394      1,465        441       345
  Interest expense......................................    5,573      1,544        354        103        75
                                                          -------    -------    -------    -------    ------
         Total expenses.................................   84,336     33,653     14,418      6,401     3,959
                                                          -------    -------    -------    -------    ------
Loss before income tax expense..........................     (404)      (590)    (4,728)    (1,901)     (134)
Income tax expense (benefit)............................      201        375     (1,729)      (248)        2
                                                          -------    -------    -------    -------    ------
Net loss before minority interest & extraordinary
  items.................................................     (605)      (965)    (2,999)    (1,653)     (136)
Minority interest.......................................      783         --         --         --        --
Early extinguishment of debt............................      386         --         --         --        --
Net loss................................................  $(1,774)   $  (965)   $(2,999)   $(1,653)   $ (136)
                                                          -------    -------    -------    -------    ------
Preferred dividends declared............................       --    $   351    $   398    $    40        --
Net loss available for common shares(2).................  $(1,774)   $(1,316)   $(3,397)   $(1,693)   $ (136)
                                                          -------    -------    -------    -------    ------
Net loss per common share...............................  $  (.19)   $  (.21)   $  (.69)   $  (.34)   $ (.03)
                                                          -------    -------    -------    -------    ------
Weighted average common shares outstanding(2)...........    9,400      6,246      4,903      5,113     5,059
                                                          -------    -------    -------    -------    ------


                                                                         YEAR ENDED MARCH 31,
                                                          --------------------------------------------------
                                                           1997       1996       1995       1994       1993
                                                          -------    -------    -------    -------    ------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Assisted living units owned or leased (end of
  period)(1)............................................    5,599      3,277        445         --        --
Assisted living units managed (end of period)...........      256      1,289      2,803      3,042     3,042
Weighted average occupancy of assisted living units
  (end of year).........................................       88%        90%        92%        88%       87%
BALANCE SHEET DATA:
Working capital (deficit)...............................  $23,054    $10,014    $(4,660)   $ 1,363        --(3)
Total assets............................................  164,231     77,403     15,399      8,054    $3,046
Long-term notes payable, excluding current portion......   90,481     24,814      3,213         --        16
Series A Preferred Stock, convertible and redeemable....       --      2,358      4,586      3,969        --
Total shareholders' equity (deficit)....................   51,374     39,947     (3,536)    (1,316)      (70)

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


     For the year ended March 31, 1997 cash provided by operations was $2.1 million compared to cash used in operating activities of $544,000 for the year ended March 31, 1996. During the year ended March 31, 1997, the Company's net loss of $1.8 million was offset by non-cash charges of $4.4 million for depreciation and amortization, $501,000 for the provision for doubtful accounts and discontinued project costs, a $2.0 million provision for liabilities related to Tax Credit Properties and a $386,000 charge (net of $231,000 of taxes) for the early extinguishment of its 1999 Notes. The Company incurred net loss of $965,000 offset by non-cash charges of $1.0 million for depreciation and amortization for the year ended March 31, 1996. Increases in the Company's other assets used cash of $4.5 million and $1.1 million for the years ended March 31, 1997 and 1996, respectively. Increases in accounts payable provided cash of $2.0 million for both years ended March 31, 1997 and 1996, respectively.



     Cash used in investing activities was $59.5 million and $53.9 million for the years ended March 31, 1997 and 1996, respectively. Purchases of facilities, fixtures and equipment totaling $70.2 million, investments in real estate of $3.5 million and purchases of limited partnership interests totaling $18.5 million were the primary uses of cash for investing activities in the year ended March 31, 1997. These amounts were offset by $29.1 million proceeds from the sale/leaseback of four ALFs and a $3.0 million decrease in restricted cash as collateral for letters of credit pledged as security deposits for leased facilities. Purchases of facilities, fixtures and equipment totaling $45.7 million, investments in real estate of $6.8 million, increases in restricted cash of $4.9 million as collateral for letters of credit pledged as security deposits for leased facilities, increases in leased property security deposits of $559,000 and acquisition of limited partnership interests of $1.8 million were partially offset by proceeds of $5.1 million from the sale of the Villa de Palma facility to a Health Care REIT during the year ended March 31, 1996.


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

                                          ARV ASSISTED LIVING, INC.

                                          By: /s/ GARY L. DAVIDSON
                                            Gary L. Davidson
                                            Chairman of the Board


                                            Date: July 25, 1997


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


                  SIGNATURE                                  TITLE                     DATE
---------------------------------------------    -----------------------------    --------------

            /s/ GARY L. DAVIDSON                 President, Chief Executive        July 25, 1997
---------------------------------------------    Officer and Director
              Gary L. Davidson

              /s/ JOHN A. BOOTY                  Vice Chairman of Board and        July 25, 1997
---------------------------------------------    Director
                John A. Booty

            /s/ DAVID P. COLLINS                 Senior Executive Vice             July 25, 1997
---------------------------------------------    President and Director
              David P. Collins

         /s/ GRAHAM P. ESPLEY-JONES              Executive Vice President and      July 25, 1997
---------------------------------------------    Chief Financial Officer
           Graham P. Espley-Jones

             /s/ JAMES M. PETERS                 Director                          July 25, 1997
---------------------------------------------
               James M. Peters

            /s/ R. BRUCE ANDREWS                 Director                          July 25, 1997
---------------------------------------------
              R. Bruce Andrews

            /s/ MAURICE J. DEWALD                Director                          July 25, 1997
---------------------------------------------
              Maurice J. DeWald

            /s/ JOHN J. RYDZEWSKI                Director                          July 25, 1997
---------------------------------------------
              John J. Rydzewski

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

                                          /s/  KPMG PEAT MARWICK LLP

Orange County, California
June 20, 1997

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) NOTES PAYABLE

     Notes payable at March 31 consists of (in thousands, except per share data):

                                                                              1997      1996
                                                                             -------   -------
Convertible subordinated notes due April 1, 2006 with interest at 6.75%.
  The notes require monthly semi-annual payments of interest and are convertible to common stock at $18.57 per share. The notes, offered in a maximum amount of $57,500, may be called by the Company beginning in
  April 1999 at declining premiums starting at 110% of the principal
  amount...................................................................  $57,500   $    --
Convertible subordinated notes due December 31, 1999 with interest at 10%.
  The notes require monthly payments of interest, were convertible to common stock at $12.16 per share and were guaranteed by certain
  shareholders of the Company..............................................       --    14,888
Notes payable, bearing interest at fixed rates between 9.5% and 10.5%, payable in monthly installments of principal and interest totaling $157 and $95 for 1997 and 1996, respectively, secured by property, maturities
  ranging from June 1997 through March 2006................................   19,494    11,824
Notes payable bearing interest at floating rates of LIBOR (5.77% at March
  31, 1997) plus 2.75% payable in monthly installments of interest only
  secured by Owned ALFs, maturing September 30, 1998.......................    8,750        --
Notes payable, bearing interest at floating rates between prime (8.5% at
  March 31, 1997 and 8.25% at March 31, 1996) plus rates between 1.0%
  through 2.25%, payable in monthly installments of principal and interest totaling $56 and $12 for 1997 and 1996, respectively, secured by an ALF
  and the Company's corporate headquarters.................................    6,453       382
Note payable, bearing interest at fixed and floating rates between 8% and prime (8.25% at March 31, 1996) plus 1.5%, payable in monthly interest
  installments of $5, secured by ALF sites. Repaid during fiscal 1997......       --       736
Other -- primarily capitalized equipment leases............................      311       291
                                                                             -------   -------
                                                                              92,508    28,120
Less amounts currently payable.............................................    2,027     3,306
                                                                             -------   -------
                                                                             $90,481   $24,814
                                                                             =======   =======

     The future annual principal payments of the notes payable at March 31, 1997 are as follows (in thousands):


                1998.............................................    $ 2,027
                1999.............................................     10,110
                2000.............................................        552
                2001.............................................        697
                2002.............................................        438
                Thereafter.......................................     78,684
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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):


                                                                    1997        1996
                                                                   -------     -------
        Pro forma net loss before extraordinary item.............  $(1,735)     (1,368)
        Pro forma net loss.......................................  $(2,122)     (1,368)
        Pro forma loss per share before extraordinary item.......  $  (.18)       (.22)
        Pro forma loss per share.................................  $  (.23)       (.22)

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Temporary differences giving rise to a significant amount of deferred tax assets and liabilities at March 31, 1997 and 1996 are as follows (in thousands):


                                                                    1997        1996
                                                                   -------     -------
        Deferred tax assets:
          Deferred gain on sale..................................  $   152     $   169
          Deferred partnership fee income........................    1,438       1,145
          Owner equity contributions.............................      930       2,013
          Other partnership income...............................       --         164
          Liabilities related to Tax Credit Properties...........      585          --
          Net operating loss carryforwards.......................      618          --
          Other..................................................      439         373
                                                                   -------     -------
                  Gross deferred tax asset.......................    4,162       3,864
        Less valuation allowance.................................   (1,953)     (1,685)
        Deferred tax liabilities -- other........................     (205)       (135)
                                                                   -------     -------
                  Net deferred tax asset.........................  $ 2,004     $ 2,044
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

     The Company pays certain expenses such as repair and maintenance, supplies, payroll and retirement benefit expenses on behalf of affiliated Partnerships and is subsequently reimbursed by the Partnerships. During the periods ended March 31, 1997, 1996 and 1995, respectively, the expenses incurred on behalf of

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The maximum aggregate amounts of guaranteed indebtedness is $56,078,000 at March 31, 1997. The Company has guaranteed tax credits for certain partnerships in the aggregate amount of $78,387,000, excluding interest, penalties or other charges which might be assessed against the partners. The Company and certain shareholders have provided operating deficit guarantees for certain Affiliated Partnerships. As of March 31, 1997, the Company has funded $813,000 under these guarantees and expects to fund an additional $1.2 million until the Affiliated Partnerships break even.


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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------

  23            Consent of KPMG Peat Marwick LLP