Form 10-Q
period 1997-06-30
ARV ASSISTED LIVING INC
filed 1997-08-14
CIK 949322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                    Yes X  No

         The number of outstanding shares of the Registrant's Common Stock, no par value, as of August 8, 1997 was 11,584,272.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                  JUNE 30,       MARCH 31,
                                                                                   1997            1997
                                                                                 ------------------------
ASSETS
Cash and cash equivalents                                                        $   7,779      $  15,964
Accounts receivable, net                                                             3,052          2,410
Fees receivable from affiliates                                                      1,681          1,105
Deferred project costs                                                               1,582          1,072
Investments in real estate held for sale                                             2,062          1,984
Other assets                                                                         9,404          5,965
                                                                                 ---------      ---------
           Total current assets                                                     25,560         28,500
                                                                                 ---------      ---------
Restricted cash                                                                        313          1,912
Property, furniture and equipment, net                                             128,067        122,199
Notes receivable from affiliates, net                                                  234            234
Deferred tax asset                                                                   2,004          2,004
Other noncurrent assets                                                             10,992          9,382
                                                                                 ---------      ---------
                                                                                 $ 167,170      $ 164,231
                                                                                 =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                         $  13,686      $   8,566
Accrued interest payable                                                               976          1,941
Notes payable, current portion                                                       1,715          2,027
Notes payable and other amounts due to affiliates                                       44             40
Liabilities related to Tax Credit Properties                                           826          1,219
                                                                                 ---------      ---------
           Total current liabilities                                                17,247         13,793
                                                                                 ---------      ---------
Deferred revenue, less current portion                                                 847            576
Notes payable, less current portion                                                 90,613         90,481
                                                                                 ---------      ---------
                                                                                   108,707        104,850
                                                                                 ---------      ---------
Minority interest in majority owned entities                                         7,827          8,007
Series B Preferred stock, convertible and redeemable. Stated and liquidation
    value $2.50; authorized 2,000 shares, none issued and outstanding                   --             --

Shareholders' equity
    Common stock, no par value. Authorized 100,000 shares; issued and outstanding 9,663 and 9,613 shares at June 30 and March 31, 1997,
      respectively                                                                  60,812         60,749
    Accumulated deficit                                                            (10,176)        (9,375)
                                                                                 ---------      ---------
           Total shareholders' equity                                               50,636         51,374
                                                                                 ---------      ---------
                                                                                 $ 167,170      $ 164,231
                                                                                 =========      =========

                     See accompanying notes to the unaudited
                  condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             1997            1996
                                                             ----            ----
REVENUE:
  Assisted living facility revenue                         $ 24,665      $ 13,446
  Therapy and other services                                  2,283           945
  Interest income                                               239           817
  Other income                                                  169           137
                                                           --------      --------
         Total revenue                                       27,356        15,345
                                                           --------      --------
EXPENSES:
  Assisted living facility operating
    expense                                                  15,736         8,462
  Assisted living facility lease expense                      4,970         2,747
  General and administrative                                  2,524         1,606
 Therapy and other                                            1,898            61
 Depreciation and amortization                                1,477           667
  Interest                                                    1,403         1,401
                                                           --------      --------
         Total expenses                                      28,008        14,944
                                                           --------      --------
Income (loss) before income tax expense
  (benefit), minority interest in income of majority
  owned entities and extraordinary item                        (652)          401
Income tax expense (benefit)                                   (259)          150
                                                           --------      --------
Income (loss) before minority interest in income of
  majority owned entities and extraordinary item               (393)          251
Minority interest in income of majority owned
  entities                                                      408            --
                                                           --------      --------
Income (loss) before extraordinary item                        (801)          251
Extraordinary item, loss from early
    extinguishment of debt, net of income
    tax benefit of $231                                          --           386
                                                           --------      --------
Net loss                                                   $   (801)     $   (135)
                                                           ========      ========
EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary item                  $  (0.08)     $   0.03
  Extraordinary loss, early extinguishment of debt               --         (0.04)
                                                           --------      --------
  Net loss                                                 $  (0.08)     $  (0.01)
                                                           ========      ========
Weighted average number of common shares
  outstanding                                                 9,621         8,805
                                                           ========      ========


                     See accompanying notes to the unaudited
                  condensed consolidated financial statements

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                              ----------------------
                                                                                 1997         1996
                                                                              --------      --------
                                                                              --------      --------
Net cash provided by (used in)
    operating activities (including changes in
    all operating assets and liabilities)                                         (654)        1,243
                                                                              --------      --------
Cash flows provided by (used in) investing activities:
    Increase in notes receivable                                                    (1)         (102)
    Collections of notes and other amounts due from affiliates                       1           100
    Increase in deferred project costs                                            (542)         (155)
    Increase in investments in real estate held for sale                           (78)       (1,844)
    Additions to property, furniture and equipment                              (7,102)      (19,138)
    Increase in leased property security deposits                                 (289)         (245)
    Release of security deposits                                                     7           491
    Increase (decrease) in restricted cash                                       1,599          (452)
    Equity investment in affiliated partnerships                                  (156)           --
    Purchase of limited partnership interests                                       --          (649)
                                                                              --------      --------
                      Net cash used in
                         investing activities                                   (6,561)      (21,994)
                                                                              --------      --------

                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       1997           1996
                                                                                     --------      ---------
Cash flows from financing activities:
    Issuance of common stock, net of issuance costs                                  $     64            31
    Extraordinary loss from the early extinguishment of debt                               --          (386)
    Minority interest                                                                    (588)           --
    Borrowings under notes payable                                                         --         6,341
    Repayments of notes payable                                                          (446)       (4,083)
    Issuance of convertible subordinated notes, net of issuance costs                      --        55,194
    Repurchase of convertible subordinated notes                                           --        (1,692)
                                                                                     --------      --------
                      Net cash provided by (used in)
                         financing activities                                            (970)       55,405
                                                                                     --------      --------
                      Net increase (decrease) in cash                                  (8,185)       34,654
Cash at beginning of period                                                            15,964         7,454
                                                                                     --------      --------
Cash at end of period                                                                $  7,779        42,108
                                                                                     ========      ========
Supplemental schedule of cash flow information: Cash paid during the period for:
      Interest                                                                       $  2,736           732
      Income taxes                                                                          4           368
                                                                                     ========      ========
Supplemental schedule of noncash investing and financing activities:
    Minority interests in joint venture                                              $    588      $     --
    Conversion of preferred stock to common stock                                          --         2,357
    Conversion of 10% convertible subordinated notes to common stock
                                                                                           --        10,106

                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying interim unaudited condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior period amounts in order to conform to the presentation at June 30, 1997. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1997. The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full fiscal year.

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

         On December 13, 1996, a wholly-owned subsidiary of the Company, LAVRA, Inc., a Delaware corporation ("LAVRA"), completed its first tender offer (the "First Tender Offer") for limited partnership units (the "Units") of Senior Income Fund, L.P., a Delaware limited partnership ("Senior Income Fund"), at a net cash price of $5.90 per unit. LAVRA has purchased approximately 620,000 units or approximately 12.8% of the outstanding units of Senior Income Fund. The Company's investment in Senior Income Fund has been recorded on the equity method.

LOSS PER SHARE

         Net loss per share is computed by dividing net loss, by the weighted average number of common shares outstanding. Loss per common share is based upon the following weighted average shares outstanding: 9,621,000 and 8,805,000 for the three months ending June 30, 1997 and 1996, respectively.

(2)      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company and its majority shareholders have guaranteed indebtedness of certain affiliated partnerships as follows:

                                                                       MAJORITY
                                                           COMPANY   SHAREHOLDERS
                                                           -------   ------------
                                                              (IN THOUSANDS)
Notes secured by real estate                               $13,080     $13,426
Construction loans associated with the development and
  construction of affordable housing apartments            $35,341     $31,052

         The maximum aggregate amounts of guaranteed land and construction loans is $42.3 million at June 30, 1997.

         The Company has guaranteed tax credits for certain partnerships in the aggregate amount of $78.4 million, excluding interest, penalties or other charges which might be assessed against the partners.

         In management's opinion, no material claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements.

(3)      SUBSEQUENT EVENTS

         On July 14, 1997, the Company entered into a definitive agreement with Prometheus Assisted Living LLC ("Prometheus"), an affiliate of Lazard Freres Real Estate Investors LLC ("LFREI") pursuant to which Prometheus has committed to invest $135 million to acquire approximately 9.6 million shares of newly-issued shares of the Company at $14 per share. Under the terms of the agreement, Prometheus agreed to purchase approximately 1.9 million newly-issued restricted shares of common stock (approximately 19.9% of the Company's outstanding stock following issuance)upon completion of its due diligence. On July 23, 1997, Prometheus completed its due diligence and acquired 1.92 million newly-issued restricted common shares for approximately $26.9 million. Approximately 3.1 million shares of common stock will be purchased by Prometheus following shareholder approval of the transaction which is expected to be sought in October 1997. The remaining approximately 4.6 million shares will be purchased by Prometheus as additional capital is needed by the Company at any time through June 30, 1999.

         Upon shareholder approval of the transaction, the Company's Board of Directors will be expanded from seven to eleven members. The four additional directors will be appointed by LFREI. In addition, an Executive Committee of the Board of Directors, initially consisting of five members, two of whom will be appointed by LFREI will be delegated authority to approve certain Board actions by the affirmative vote of four of the five members. LFREI has also been granted certain participation rights to purchase securities from the Company to maintain its percentage ownership.

         On July 14, 1997, the Company adopted a shareholders rights plan under which it declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or more of the Company's stock or announces a tender offer for 10% of the common stock. When exercisable, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right's then-current exercise price, a number of common shares of the Company having a market value of twice the Right's exercisable price. If the Company is acquired in a merger or other business combination transaction which has not been approved by the Company's Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. The shares purchased by Prometheus will be exempt from the provisions of the rights plan as will the shares owned by Gary L. Davidson, the Company's Chief Executive Officer and President, who beneficially owned approximately 10% of the Company's common stock at the time of adoption of the shareholders rights plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         As of June 30, 1997, the Company operated 48 assisted living facilities ("ALFs") containing 6,150 units, including 2 owned by a limited partnership for which the Company serves as the managing general partner and facility manager ("Affiliated Partnership"). Of the remaining facilities, 32 are leased by the Company pursuant to long-term operating leases ("Leased ALFs") and 14 facilities are owned ("Owned ALFs") by the Company for its own account. Additionally, the Company was in various stages of development on 8 ALFs with an anticipated total of 908 units at June 30, 1997.

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

         Growth has been achieved through the acquisition of ALFs which the Company owns for its own account or leases pursuant to long-term operating leases with Health Care REITs. Since April 1994 when the Company entered into its first long-term operating lease with a Health Care REIT, the Company has developed, acquired for its own account or entered into long-term operating leases with Health Care REITs or other lessors, 46 ALFs totaling 5,894 units (95.8% of its portfolio of 6,150 units at June 30, 1997). Of these ALFs, 24 facilities (2,476 units) were previously owned or leased by Affiliated Partnerships inclusive of 10 facilities (940 units) owned by American Retirement Villas Properties II, a California limited partnership in which a controlling interest was acquired, as described below. Of the remaining facilities, 15 facilities (2,429 units) were acquired from unrelated third-party owners. In December 1996, the Company opened a 162 unit facility in Beaumont, Texas, the first facility developed by the Company since its initial public offering of stock in October 1995. Two additional development projects, Eastlake Terrace, a 69 unit facility and Inn at Summit Ridge, a 76 unit facility, were opened in April and May 1997, respectively. A fourth development project, Vista del Rio, a 150 unit facility in Alburquerque, New Mexico was opened in June 1997.

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

         At June 30, 1997, the Company had the following projects under development or construction and anticipates that the schedule set forth below can be met, although there can be no assurance in this regard. Development and construction is subject to numerous risks which could cause delays or the abandonment of a project or projects.

                                          ANTICIPATED         ANTICIPATED
   FACILITIES                                # OF            CONSTRUCTION                 ANTICIPATED
UNDER CONSTRUCTION      LOCATION             UNITS           COMMENCEMENT*                 OPENING*
------------------      --------             -----           -------------                 --------
Prospect Park           Brooklyn, NY           128        Under construction           3rd Quarter 1997
Eastlake - Phase II     Elkhart, IN             24        Under construction           4th Quarter 1997
Las Posas               Camarillo, CA          123        Under construction           4th Quarter 1997
Sun Lake Terrace        Las Vegas, NV          129        Under construction           1st Quarter 1998
Canterbury Woods        Attleboro, MA          132        Under construction           2nd Quarter 1998
                                             -----
Total Units
  Under Construction                           536
                                             -----
FACILITIES UNDER DEVELOPMENT
----------------------------

Flamingo Road           Las Vegas, NV          142        3rd Quarter 1997             2nd Quarter 1998
The Lakes               Ft. Myers, FL          154        3rd Quarter 1997             3rd Quarter 1998
Inn at Brookside        Stockton, CA            76        3rd Quarter 1997             3rd Quarter 1998
                                                --
Total Units
 Under Development                             372
                                               ---
Total Units
  Under Construction
  and Development                              908
                                               ---


* Denotes calendar quarters.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

          As a result of the Company's continued growth through the acquisition and development of assisted living facilities, revenue for the three months ended June 30, 1997 increased to $27.4 million from $15.3 million for the three months ended June 30, 1996 primarily due to an increase in assisted living facility revenue as described below.

          Assisted living facility revenue increased to $24.7 million for the three months ended June 30, 1997 from $13.4 million for the three months ended June 30, 1996. Assisted living revenue increased due to an increase in the number of Owned ALFs and Leased ALFs operated by the Company. As of June 30, 1997, the Company operated 46 ALFs for its own account consisting of 32 Leased ALFs and 14 Owned ALFs. For the three months ended June 30, 1996, the Company operated a total of 26 ALFs for its own account consisting of 17 Leased ALFs pursuant to long-term operating leases with Health Care REITs and 9 Owned ALFs.

          Therapy and services revenue increased to $2.3 million for the three months ended June 30, 1997 from $945,000 for the three months ended June 30, 1996. ARV Health Care, a wholly-owned subsidiary of the Company, contributed $1.8 million to service revenue from physical, occupational and speech rehabilitation therapies. Management fees decreased from $612,000 for the three months ended June 30, 1996 to $377,000 for the three months ended June 30, 1997 primarily due to the Company's purchases of controlling interests in certain Affiliated Partnerships. As a result of such controlling interests, the Company now recognizes management fees only to the extent such fee income is not eliminated in consolidation. Development fees decreased to $145,000 for the three months ended June 30, 1997 from $333,000 for the three months ended June 30, 1996.

          Interest income decreased to $239,000 for the three months ended June 30, 1997 from $817,000 for the three months ended June 30, 1996 primarily due to lower cash balances in the current three month period. Cash balances available for investment during the three months ended June 30, 1996 were larger than normal following the completion of the Company's subordinated debt offering in April 1996.

          Expenses increased to $28.0 million for the three months ended June 30, 1997 from $14.9 million for the three months ended June 30, 1996 primarily due to additional assisted living facility operating and lease expenses.

          Assisted living facility operating and lease expenses increased to $15.7 million and $5.0 million, respectively, for the three months ended June 30, 1997 from $8.5 million and $2.7 million, respectively, for the three months ended June 30, 1996. These increases were due to the additional number of Owned and Leased ALFs operated by the Company during the three months ended June 30, 1997. As of June 30, 1997, the Company operated 46 ALFs for its own account consisting of 32 Leased ALFs and 14 Owned ALFs. During the three months ended June 30, 1996, the Company operated a total of 26 ALFs for its own account consisting of 17 Leased ALFs pursuant to long-term operating leases with Health Care REITs and 9 Owned ALFs.

          General and administrative expenses increased to $2.5 million for the three months ended June 30, 1997 from $1.6 million for the three months ended June 30, 1996. The increase was primarily a result of additional staffing to accommodate the increased operations of the Company.

          Depreciation and amortization expenses increased to $1.5 million for the three months ended June 30, 1997 from $667,000 for the three months ended June 30, 1996. The increased depreciation and amortization expense incurred during the three months ended June 30, 1997 is primarily due to depreciation and amortization charges associated with the Company's Owned ALFs.

          Therapy and other expenses increased to $1.9 million for the three months ended June 30, 1997 from $61,000 for the three months ended June 30, 1996 as a result of expenses incurred in the operation of ARV Health Care following the acquisition of SynCare.

          Interest expense remained constant at $1.4 million for the three months ended June 30, 1997 and 1996, respectively. Interest expense consisted primarily of interest incurred on the Company's $57.5 million of 6 3/4%, convertible subordinated notes due 2006 (the "2006 Notes") as well as mortgage interest on Owned ALFs.

          Income tax expense decreased by $409,000 from $150,000 for the three months ended June 30, 1996 to an income tax benefit of $259,000 for the three months ended June 30, 1997. During the three months ended June 30, 1997, the Company recorded an income tax benefit as a result of operating losses incurred which will offset future taxable income.

          Minority interest in earnings of majority owned partnerships is the result of consolidation of partnerships in which the Company purchased a controlling interest during August, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash balances were $7.8 million and $16.0 million at June 30, 1997 and March 31, 1997, respectively.

          In September 1996, the Company obtained a $10 million line of credit from Imperial Bank (the "Imperial Bank Line") to be used for acquisition, development and general corporate purposes. As of June 30, 1997, the Company had used the Imperial Bank Line to provide $8.4 million of letters of credit as security deposits for Leased ALFs.

          At June 30, 1997, the Company had borrowed $8.8 million under its $35 million credit line with Bank United of Texas (the "Bank United Line"). These borrowings, which are cross-defaulted and cross-collateralized, were secured by mortgages recorded against two of the Company's Owned ALFs. In addition, the Company had guaranteed a $7.7 million loan borrowed from the Bank United Line by an Affiliated Partnership for the construction of an ALF.

          Working capital decreased to $8.6 million as of June 30, 1997, compared to working capital of $46.4 million at June 30, 1996. At June 30, 1996 the Company's working capital was in excess of normal levels following issuance of the 2006 Notes.

          For the three months ended June 30, 1997, cash used by operating activities was $654,000, while cash provided by operating activities was $1.2 million for the three months ended June 30, 1996. For the three months ended June 30, 1997, the primary components of cash used by operating activities were increases in accounts receivable and other assets combined with decreases in deferred revenue which were offset primarily by increases in accounts payable and accrued liabilities. For the three months ended June 30, 1996, the $1.2 million of cash provided by operating activities was principally the result of net income before extraordinary item increased by non-cash charges for deprecation and amortization along with increases in accrued liabilities offset by increases in amounts receivable from affiliates.

          Cash used in investing activities was $6.6 million for the three months ended June 30, 1997, compared to $22 million for the three months ended June 30, 1996. For the three months ended June 30, 1997 additions to property, furniture and equipment used $7.1 million while increases in deferred project costs, leased facility security deposits and additional equity investments in affiliated partnerships used $1 million. These amounts were offset by a $1.6 million decrease in restricted cash. For the three months ended June 30, 1996, the primary components of the $22 million used by investing activities were $19.8 million used to purchase fixed assets and limited partnership interests, and a $1.8 million increase in real estate investments.

          Net cash used by financing activities during the three months ended June 30, 1997 was $970,000 compared to $55.4 million provided by financing activities for the three months ended June 30, 1996. During the three months ended June 30, 1997, the primary uses of cash by financing activities were principal reductions of debt totaling $446,000 and an increase of $588,000 in the minority interest in consolidated subsidiaries offset by $64,000 received from the issuance of common stock. For the three months ended June 30, 1996, the Company received $55.2 million, after issuance costs, from the issuance of the 2006 Notes and $6.3 million from the borrowing under notes payable to banks. These amounts were offset by expenditures of $4.1 million to repay debt, $386,000 from the extraordinary loss from the early extinguishment of debt and $1.7 million paid for the repurchase of convertible subordinated notes.

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

          On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which the Company is the managing general partner and a majority limited partner, filed actions seeking declaratory judgments against the landlords of the Retirement Inn of Campbell (Campbell) and the Retirement Inn of Sunnyvale (Sunnyvale). ARVP II leases the Campbell and Sunnyvale assisted living facilities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that the Partnership is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

          In the event that the court finds against ARVP II, rent for the Campbell and Sunnyvale facilities could increase significantly, which will reduce distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

          Two other facilities leased by ARVP II, the Retirement Inn of Fremont (Fremont) and the Retirement Inn at Burlingame (Burlingame) are owned by entities which are related to the entities that own the Campbell and Sunnyvale facilities. It is not known whether the landlords of those facilities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and beginning August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases.

ITEM 2. CHANGES IN SECURITIES.

          Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)       EXHIBITS

          15      Independent Accountants' Review Report dated August 11, 1997

          27      Financial Data Schedule

(b)       REPORTS ON FORM 8-K

          None.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARV ASSISTED LIVING, INC.

By: /s/ Graham P. Espley-Jones
    --------------------------
Graham P. Espley-Jones
Chief Financial Officer
(Duly authorized and principal financial officer)

Date: August 14, 1997

By: /s/ Patrick M. Donovan
    ----------------------
Patrick M. Donovan
Vice President Finance
(Duly authorized officer)

Date: August 14, 1997