Form 10-K/A
period 1997-03-31
ARV ASSISTED LIVING INC
filed 1997-10-21
CIK 949322

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

                        COMMISSION FILE NUMBER: 0-26980
                            ------------------------

                           ARV ASSISTED LIVING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    33-0160968
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

        245 FISCHER AVENUE, SUITE D-1                             92626
            COSTA MESA, CALIFORNIA                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
          Common Stock, no par value                      NASDAQ National Market

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

                           ARV ASSISTED LIVING, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997


                                                                                           PAGE
                                                                                           ----
                                            PART I

Item 1:    Business......................................................................    1
Item 2:    Properties....................................................................   20
Item 3:    Legal Proceedings.............................................................   22
Item 4:    Submission of Matters to a Vote of Security Holders...........................   23

                                            PART II

Item 5:    Market for Registrant's Common Equity and Related Shareholder.................   23
Item 6:    Matters Selected Financial Data...............................................   25
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................   26
Item 8:    Financial Statements and Supplementary Data...................................   34
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure....................................................................   34

                                           PART III

Item 10:   Directors and Executive Officers of the Registrant............................   35
Item 11:   Executive Compensation........................................................   38
Item 12:   Security Ownership of Certain Beneficial Owners and Management................   41
Item 13:   Certain Relationships and Related Transactions................................   44

                                            PART IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............   45

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


     The Company will seek to grow by increasing its portfolio of ALFs through acquisition and development. The Company's strategic plan calls for the acquisition and development of ALFS through direct ownership and the use of long-term operating leases with institutional investors such as Health Care REITs, as well as through direct ownership financed with secured debt from Health Care REITs or other lenders. While the Company has financed a portion of its direct ownership of ALFs with secured debt from Health Care REITs, it does not have any participation or sponsorship interest in these entities. The Company believes that this blend of ownership structures allows the Company to fund its growth in a balanced and cost effective manner.


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



     The Company estimates that the net proceeds of these financing agreements, in conjunction with other financial resources, will provide adequate capital to fund the Company's development and acquisition program for additional ALFs over the next 12 months. The Company will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance its growth strategy, including the acquisition and development of facilities as well as other capital expenditures and additional funds to meet increased working capital requirements. The Company may finance future acquisitions and development through a combination of its cash reserves, its cash flow from operations, utilization of its current lines of credit, leasing of existing ALFs and ALFs in development, sale/leaseback arrangements with respect to its Owned ALFs, and additional indebtedness or public or private sales of debt securities or capital stock. The Company has arranged financing of its ALFs under construction and development, through its commitments from various Healthcare REITs. With respect to these ALFs, the Company's commitments for capital expenditures consist of potential liability for cost overruns incurred during the construction of ALFs and the Company's obligation to fund start-up losses incurred in the operation of the ALFs prior to the achievement of stabilized operations. While the amount of such obligations are contingent on the Company's ability to develop its ALFs within budget and achieve profitable operations, the probable amount of these obligations can not be definitively quantified. While such obligations may not be definitively quantified, management believes that it has made adequate provision for such obligations in its financing plan There can be no assurance, however, that funds will be available on terms favorable to the Company, that such funds will be available when needed, or that the Company will have adequate cash flows from operations for such requirements.


HISTORY OF LOSSES

     For the years ended March 31, 1997, 1996 and 1995, respectively, the Company had net losses of $1.8 million, $965,000 and $3.0 million, respectively. At March 31, 1997, the Company's accumulated deficit was $9.4 million. The Company's net losses have resulted principally from (i) the development of its affordable apartment communities financed through the Federal Tax Credit Program, in which the Company receives fees that are not recognized under generally accepted accounting principles until certain risks associated with the assumed operating deficits and tax credit guarantees have been reduced to specified levels, (ii) provision for estimated future obligations of the Company for its tax credit properties and certain allowances established for Medicare reimbursement regarding the Company's rehabilitation subsidiary, GeriCare, (iii) the expansion of the Company's staffing and infrastructure to accommodate the Company's acquisition and development strategy, (iv) start-up losses incurred in operations of newly developed ALFs, and (v) certain discontinued project costs. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations -- Results of Operations." There can be no assurance that the risks associated with the tax credit financed developments will be reduced sufficiently to allow recognition of the associated fees, that operating issues can be managed to reduce or eliminate obligations under operating deficit guarantees, that other similar costs and expenses or losses will not occur in the future or that other expected revenue will be recognized when expected. See "-- Indebtedness, Lease and Other Obligations of the Company," "-- General Partner Liability and Status," "-- Tax Credit Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and "-- Liquidity and Capital Resources." While management believes that internal review procedures have been put into place which should reduce Medicare disallowances in future quarters, there can be no assurance that the risks associated with the Medicare-reimbursed segment of the Company's business can be eliminated or even substantially reduced. See "-- Dependence on Reimbursement by Third-Party Payors."

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

     General Real Estate Risks. The performance of the Company's ALFs is influenced by factors affecting real estate investments, including the general economic climate and local conditions, such as an oversupply of, or a reduction in demand for, ALFs. Other factors include the attractiveness of properties to residents, zoning, rent control, environmental quality regulations or other regulatory restrictions, competition from other forms of housing and the ability of the Company to provide adequate maintenance and insurance and to control operating costs, including maintenance, insurance premiums and real estate taxes. At the time the Company acquires existing ALFs, or opens newly developed ALFs, budgets for known or expected rehabilitation expenses are prepared and funds therefor are reserved. Unknown or unforeseen rehabilitation or lease-up expenses may be incurred. Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. Any failure by the Company to integrate or operate acquired or developed ALFs effectively may have a material adverse effect on the Company's business, financial condition and results from operations. In addition, the Company currently leases facilities from only four Health Care REITs. The lease agreements with each of the Health Care REITs are interconnected in that the Company will not be entitled to exercise its right to renew one lease with a particular Health Care REIT without exercising its right to renew all other leases with that Health Care REIT and leases with each Health Care REIT contain certain cross default provisions. Therefore, in order to exercise all lease renewal terms, the Company will be required to maintain and rehabilitate the leased ALFs on a longterm basis. The Company anticipates that similar renewal and cross-default provisions will be included in leases with other Health Care REITs.

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

ITEM 2. PROPERTIES

     The following charts set forth, as of March 31, 1997, the location, number of units, ownership, occupancy and acquisition date for the Company's facilities:

                                                                                                       OCCUPANCY
                                                                    MONTH       PERCENT       1997       1996       1995
                    FACILITY                       STATE   UNITS   ACQUIRED   OWNERSHIP(A)   AVERAGE    AVERAGE    AVERAGE
-------------------------------------------------  -----   -----   --------   ------------   -------   ---------   -------
LEASED
Amber Wood.......................................  FL       187     Jun-96       100.0%       97.3%      --          --
Baypointe Village................................  FL       232     Mar-96       100.0%       85.1%     89.7%        --
Buena Vista Knolls...............................  CA        91     Feb-96       100.0%       96.5%     91.9%        --
Chateau San Juan.................................  CA       114     Dec-95       100.0%       96.0%     91.5%        --
Collier Park.....................................  TX       162     Dec-96       100.0%       16.2%      --          --
El Camino Gardens................................  CA       282     Jun-95       100.0%       76.2%     71.5%        --
Hacienda de Monterey.............................  CA       180     Apr-94       100.0%       92.8%     94.7%      88.1%
Kinghaven Manor..................................  MI       144     Feb-95       100.0%       95.1%     97.4%      73.2%
Inn at Willow Glen(b)............................  CA        84     Aug-96        50.9%       94.3%      --          --
Lodge............................................  OH       216     Jan-97       100.0%       93.8%      --          --
Mallard Cove.....................................  OH       121     Feb-95       100.0%       78.0%     83.9%      76.0%
Maria del Sol....................................  CA       124     Oct-95       100.0%       88.6%     88.7%        --
Northgate........................................  OH       126     Aug-96       100.0%       96.7%      --          --
Rancho Park Villas...............................  CA       163     Oct-95       100.0%       73.7%     75.2%        --
Shorehaven.......................................  MI       120     Sep-96       100.0%       95.4%      --          --
Retirement Inn of Burlingame(b)..................  CA        68     Aug-96        50.9%       96.2%      --          --
Retirement Inn of Campbell(b)....................  CA        72     Aug-96        50.9%       99.4%      --          --
Retirement Inn of Fremont(b).....................  CA        70     Aug-96        50.9%       88.3%      --          --
Retirement Inn of Sunnyvale(b)...................  CA       123     Aug-96        50.9%       94.6%      --          --
Tamalpais Creek..................................  CA       120     Oct-95       100.0%       98.1%     97.4%        --
Tanglewood Trace.................................  IN       159     Jan-97       100.0%       94.3%      --          --
Villa Bonita.....................................  CA       130     Oct-95       100.0%       89.8%     90.7%        --
Villa de Palma...................................  CA       111     May-95       100.0%       90.4%     92.0%        --
Villa del Obispo.................................  CA        96     May-95       100.0%       95.9%     94.2%        --
Villa del Rey....................................  CA       103     Jun-95       100.0%       89.6%     92.2%        --
Villa del Sol....................................  CA        91     Jun-95       100.0%       95.3%     94.1%        --
Villa Encinitas..................................  CA       117     Jun-95       100.0%       96.2%     96.7%        --
Villa at Palm Desert.............................  CA        77     Nov-95       100.0%       93.8%     88.0%        --
Woodside Village of Columbus.....................  OH       156     Feb-96       100.0%       93.3%     97.1%        --
                                                           -----
  TOTAL LEASED...................................          3,839
                                                           -----
OWNED
Acacia Villa(b)..................................  CA        66     Dec-95        89.5%       77.5%     88.6%        --
Amber Park.......................................  OH       127     Jan-96       100.0%       71.5%     83.3%        --
Bella Vita.......................................  FL       120     Apr-96       100.0%       97.0%      --          --
Collwood Knolls..................................  CA       117     Jan-96        95.5%       71.3%     73.4%        --
Covell Gardens...................................  CA       157     Mar-97       100.0%       92.3%      --          --
Covina Villa(b)..................................  CA        64     Aug-96        50.9%       93.5%      --          --
Gayton Terrace...................................  VA        92     Aug-96       100.0%       95.2%      --          --
Retirement Inn of Daly City(b)...................  CA        95     Aug-96        50.9%       92.7%      --          --
Retirement Inn of Fullerton(b)...................  CA        68     Aug-95        50.9%       93.0%      --          --
Montego Heights Lodge(b).........................  CA       170     Aug-96        50.9%       88.0%      --          --
Valley View Lodge(b).............................  CA       125     Aug-96        50.9%       96.1%      --          --
Villa Colima(b)..................................  CA        94     Jun-96        59.9%       81.7%      --          --
Woodside Village of Bedford......................  OH       217     Jan-96       100.0%       73.0%     70.7%        --
Wyndham Lakes....................................  FL       248     Mar-96       100.0%       81.1%      --          --
                                                           -----
  TOTAL OWNED....................................          1,760
                                                           -----
  TOTAL LEASED AND OWNED.........................          5,599
                                                           =====
MANAGED
Bradford Square..................................  CA        92
Chandler Villa...................................  AZ       164
                                                           -----
  TOTAL MANAGED..................................           256
                                                           -----
  TOTAL..........................................          5,855
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

ASSISTED LIVING FACILITIES -- AVERAGE MONTHLY RENTAL RATES

                            FACILITY                        1997       1996       1995
        -------------------------------------------------  ------     ------     ------
        LEASED
        Amber Wood.......................................  $  917     $   --     $   --
        Baypointe Village................................   1,272      1,234
        Buena Vista Knolls...............................   1,441      1,373
        Chateau San Juan.................................   1,559      1,504         --
        Collier Park.....................................   1,649         --         --
        El Camino Gardens................................   1,014        838         --
        Hacienda de Monterey.............................   1,816      1,759      1,792
        Kinghaven Manor..................................   1,121      1,035        818
        Inn at Willow Glen...............................   1,450         --         --
        Lodge............................................   1,299         --         --
        Mallard Cove.....................................   1,131      1,057      1,018
        Maria del Sol....................................   1,159      1,117         --
        Northgate........................................   1,312         --         --
        Rancho Park Villas...............................   1,297      1,258         --
        Shorehaven.......................................   1,597         --         --
        Retirement Inn of Burlingame.....................   1,563         --         --
        Retirement Inn of Campbell.......................   1,445         --         --
        Retirement Inn of Fremont........................   1,380         --         --
        Retirement Inn of Sunnyvale......................   1,467         --         --
        Tamalpais Creek..................................   1,457      1,403         --
        Tanglewood Trace.................................   1,405         --         --
        Villa Bonita.....................................   1,421      1,403         --
        Villa de Palma...................................   1,357      1,363         --
        Villa del Obispo.................................   1,557      1,513         --
        Villa del Rey....................................   1,487      1,426         --
        Villa del Sol....................................   1,607      1,539         --
        Villa Encinitas..................................   1,470      1,464         --
        Villa at Palm Desert.............................   1,825      1,765         --
        Woodside Village of Columbus.....................   1,388      1,380         --
        OWNED
        Acacia Villa.....................................  $1,285     $1,288         --
        Amber Park.......................................   1,334      1,324         --
        Bella Vita.......................................   1,872         --         --
        Collwood Knolls..................................   1,381      1,373         --
        Covell Gardens...................................   1,571         --         --
        Covina Villa.....................................   1,339         --         --
        Gayton Terrace...................................   1,544         --         --
        Retirement Inn of Daly City......................   1,227         --         --
        Retirement Inn of Fullerton......................   1,368         --         --
        Montego Heights Lodge............................   1,470         --         --
        Valley View Lodge................................   1,782         --         --
        Villa Colima.....................................   1,452         --         --
        Woodside Village of Bedford......................   1,160      1,136         --
        Wyndham Lakes....................................   1,213      1,232         --

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

     At March 31, 1997, the Company had the following projects under development or construction:

                                                                            ANTICIPATED
                                                          ANTICIPATED      CONSTRUCTION        ANTICIPATED/
                                            LOCATION      # OF UNITS       COMMENCEMENT*      ACTUAL OPENING*
                                        ----------------  -----------   -------------------  -----------------
FACILITIES UNDER CONSTRUCTION
Eastlake Village -- Phase I...........  Elkhart, IN             69      Under construction   April, 1997
The Inn at Summit Ridge...............  Reno, NV                76      Under construction   May, 1997
Vista del Rio.........................  Albuquerque, NM        150      Under construction   2nd Quarter 1997
Prospect Park.........................  Brooklyn, NY           127      Under construction   3rd Quarter 1997
Eastlake Village -- Phase II..........  Elkhart, IN             24      Under construction   4th Quarter 1997
Las Posas.............................  Camarillo, CA          123      Under construction   4th Quarter 1997
Sun Lake Terrace......................  Las Vegas, NV          129      Under construction   4th Quarter 1997
Canterbury Woods......................  Attleboro, MA          132      Under construction   2nd Quarter 1998
                                                          -----------
    Total Facilities Under
      Construction....................                         830
                                                          -----------
FACILITIES UNDER DEVELOPMENT
Flamingo Road.........................  Las Vegas, NV          100      2nd Quarter 1997     2nd Quarter 1998
The Lakes.............................  Fort Myers, FL         136      3rd Quarter 1997     3rd Quarter 1998
Inn at Brookside......................  Stockton, CA            76      3rd Quarter 1997     3rd Quarter 1998
                                                          -----------
    Total Facilities Under
      Development.....................                         312
                                                          -----------
    Total Facilities Under
      Construction and Development....                       1,142
                                                          ==========

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


     On April 10, 1997, the litigation with the developer was settled pursuant to a release and settlement agreement (the "Release and Settlement") between the Company and the developer. Contemporaneously with the execution of the Release and Settlement, the pending action filed by the developer and the cross complaint filed by the Company were dismissed with prejudice. A lump sum of $650,000 was paid to the developer for services previously rendered and the developer was engaged to provide construction management services on two projects for a total fee of $1 million. In addition, the developer is to receive 20% of the net cash flow from these projects upon completion. The developer is also entitled to receive $200,000 of its $1 million construction management fee upon the earlier of August 1, 1997 or the date the Company secures construction financing commitments for the two projects to be built. In the event that the Company does not commence construction by February 1, 1998, the developer shall be paid $200,000 for its 20% participation in net cash flow and have no further rights to cash flow or construction management fees.


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

                                                                       HIGH       LOW
                                                                      ------     ------
        FISCAL YEAR 1996
          Third Quarter(1)..................   10/17/95 - 12/31/95    $15.25     $ 9.25
          Fourth Quarter....................     1/1/96 -  3/31/96    $17.75     $10.50
        FISCAL YEAR 1997
          First Quarter.....................     4/1/96 -  6/30/96    $20.25     $15.50
          Second Quarter....................     7/1/96 -  9/30/96    $17.00     $12.50
          Third Quarter.....................    10/1/96 - 12/31/96    $15.25     $10.06
          Fourth Quarter....................     1/1/97 -  3/31/97    $11.63     $ 9.00
        FISCAL YEAR 1998
          First Quarter (Through June 19,
             1997)..........................     4/1/97 -  6/19/97    $11.38     $ 7.94

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

                                                                                      YEAR ENDED MARCH 31,
                                                                       --------------------------------------------------
                                                                         1997       1996       1995       1994      1993
                                                                       --------   --------   --------   --------   ------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Assisted living facility revenue(1)................................  $ 73,770   $ 25,479   $  4,838   $     --   $   --
  Therapy & other services...........................................     7,850      4,322      4,165      3,492    3,110
  Interest income....................................................     1,667      1,070        211        104      109
  Other income.......................................................       645      2,192        476        904      606
                                                                        -------    -------    -------    -------    -----
    Total revenue....................................................    83,932     33,063      9,690      4,500    3,825
                                                                        -------    -------    -------    -------    -----
Expenses:
  Assisted living facility operating expense(1)......................    47,117     16,395      3,201         --       --
  Assisted living facility lease expense.............................    12,872      6,644        814         --       --
  General and administrative.........................................     7,620      7,645      8,264      5,765    3,470
  Therapy & other....................................................     4,255         --         --         --       --
  Depreciation and amortization......................................     4,366      1,031        320         92       69
  Provision for liabilities related to Tax Credit Properties.........     2,032         --         --         --       --
  Provision for doubtful accounts and discontinued project costs.....       501        394      1,465        441      345
  Interest expense...................................................     5,573      1,544        354        103       75
                                                                        -------    -------    -------    -------    -----
    Total expenses...................................................    84,336     33,653     14,418      6,401    3,959
                                                                        -------    -------    -------    -------    -----
Loss before income tax expense.......................................      (404)      (590)    (4,728)    (1,901)    (134)
Income tax expense (benefit).........................................       201        375     (1,729)      (248)       2
                                                                        -------    -------    -------    -------    -----
Net loss before minority interest & extraordinary items..............      (605)      (965)    (2,999)    (1,653)    (136)
Minority interest....................................................       783         --         --         --       --
Early extinguishment of debt.........................................       386         --         --         --       --
Net loss.............................................................  $ (1,774)  $   (965)  $ (2,999)  $ (1,653)  $ (136)
                                                                        -------    -------    -------    -------    -----
Preferred dividends declared.........................................        --   $    351   $    398   $     40       --
Net loss available for common shares(2)..............................  $ (1,774)  $ (1,316)  $ (3,397)  $ (1,693)  $ (136)
                                                                        -------    -------    -------    -------    -----
Net loss per common share............................................  $   (.19)  $   (.21)  $   (.69)  $   (.34)  $ (.03)
                                                                        -------    -------    -------    -------    -----
Weighted average common shares outstanding(2)........................     9,400      6,246      4,903      5,113    5,059
                                                                        -------    -------    -------    -------    -----

                                                                                       YEAR ENDED MARCH 31,
                                                                         ------------------------------------------------
                                                                           1997      1996       1995      1994      1993
                                                                         --------   -------   --------   -------   ------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Assisted living units owned or leased (end of period)(1)...............     5,599     3,277        445        --       --
Assisted living units managed (end of period)..........................       256     1,289      2,803     3,042    3,042
Weighted average occupancy of assisted living units (end of year)......        88%       90%        92%       88%      87%
Balance Sheet Data:
Working capital (deficit)..............................................  $ 23,054   $10,014   $ (4,660)  $ 1,363       --(3)
Total assets...........................................................   164,231    77,403     15,399     8,054   $3,046
Long-term notes payable, excluding current portion.....................    90,481    24,814      3,213        --       16
Series A Preferred Stock, convertible and redeemable...................        --     2,358      4,586     3,969       --
Total shareholders' equity (deficit)...................................    51,374    39,947     (3,536)   (1,316)     (70)

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

     ALF revenue increased to $73.8 million for the year ended March 31, 1997 from $25.5 million for the year ended March 31, 1996. ALF revenue increased due to an increase in the number of Owned ALFs and

Leased ALFs operated by the Company. As of March 31, 1997, the Company operated 14 Owned ALFs, 29 Leased ALFs and two Managed ALFs compared to six Owned ALFs, 17 Leased ALFs and 13 Managed ALFs as of March 31, 1996. During the year ended March 31, 1997, the Company acquired controlling interests in two Affiliated Partnerships which owned or leased 11 ALFs previously managed by the Company. The consolidated operations of these Affiliated Partnerships for a portion of the year, increased ALF revenue by $12.0 million. The acquisition of eight ALFs from third parties and the development of one ALF provided additional ALF revenue of $9.2 million. Moreover, the operations of 19 ALFs acquired at various times during the year ended March 31, 1996 were recognized for a full twelve months during the year ended March 31, 1997 increasing ALF revenue by $25.2 million over the prior year.


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


     ALF operating and lease expenses increased to $47.1 million and $12.9 million, respectively, for the year ended March 31, 1997 from $16.4 million and $6.6 million respectively, for the year ended March 31, 1996. The increases reflect the net addition of eight Owned ALFs and 12 Leased ALFs acquired by the Company during the year ended March 31, 1997. Of these ALFs, six Owned ALFs and five Leased ALFs were procured through the Company's purchases of controlling interests in Affiliated Partnerships. Five Owned ALFs were acquired from third-party owners, three of which were subsequently sold to a Health Care REIT and leased back by the Company. The Company added four Leased ALFs pursuant to long-term operating leases, one of which was developed by the Company for a Health Care REIT. The consolidated operations of these Affiliated Partnerships for a portion of the year, increased ALF operating and lease expenses by $7.5 million and $685,000, respectively. The acquisition of eight ALFs from third parties and the development of one ALF increased ALF operating and lease expenses by $6.3 million and $1.0 million, respectively. Moreover, the operations of 19 ALFs acquired at various times during the year ended March 31, 1996 were recognized for a full twelve months during the year ended March 31, 1997 increasing ALF operating and lease expenses by $16.1 million and $4.1 million, respectively over the prior year.



     General and administrative expenses remained constant at $7.6 million for the years ended March 31, 1997 and 1996, respectively. During the year ended March 31, 1997, the Company incurred $4.3 million of therapy and other expenses. Therapy and other expenses consist of expenses directly attributable to the provision of therapy services and the portion of management fees payable to the Company from consolidated Affiliated Partnerships which are not eliminated in consolidation. Of the $4.3 million of therapy and other expenses incurred during the year ended March 31, 1997, $3.9 million was attributable to the Company's health care operations following the acquisition of GeriCare for which there was no comparable amount in the prior year. The balance of $400,000 consisted of management fees payable to the Company from consolidated Affiliated Partnerships which are not eliminated in consolidation for which there was no comparable amount in the prior year.


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


     Income tax expense for the year ended March 31, 1996 was $375,000 compared to an income tax benefit of $1.7 million for the year ended March 31, 1995. The $2.1 million increase in the income tax expense is primarily the result of development fees recognized for federal income tax purposes in conjunction with projects developed under the Federal Tax Credit Program. During March 1996, $5.2 million of current and future receivables were sold to former employees of the Company in exchange for $191,000 in cash and notes receivable of $1.4 million. These receivables consisted of deferred development fees which were carried on the books of the Company, yet they were fully reserved as the potential for collection was deemed remote. In determining the valuation of these receivables, management considered their potential for collection and applied a discount factor to a projected future stream of cash flows based upon the associated risk of collection. These deferred development fees had been recognized as income by the Company for Federal Income Tax purposes, but had not been recognized under generally accepted accounting principles. During the year ended March 31, 1996, the sale of these receivables reduced the Company's income tax expense by $1.2 million.


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


     Due to the Company's status as a general partner in tax credit partnerships and pursuant to the terms of its development and property management agreements, the Company has provided certain guarantees for the benefit of these partnerships. Among these guarantees are operating deficit, tax credit and financing guarantees. During the year ended March 31, 1997, the operations of certain of the tax credit partnerships declined to the extent that management believed that obligations under the Company's guarantees would be recognized. As a result, management established a reserve of $1.2 million associated with its estimated obligations under operating deficit guarantees. Additionally, the Company recognized write-offs of $813,000 for advances made to tax credit partnerships under its development agreements and $184,000 of management fees earned, collection of which was deemed remote by management.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information regarding the executive officers and Directors of the Company as of March 31, 1997.

              NAME             AGE                 POSITION WITH THE COMPANY
    -------------------------  ---     --------------------------------------------------
    Gary L. Davidson           62      Chairman of the Board, President, Chief Executive
                                       Officer and Director
    John A. Booty              58      Vice Chairman of the Board and Director
    David P. Collins           59      Senior Executive Vice President and Director
    Graham Espley-Jones        37      Executive Vice President and Chief Financial
                                       Officer
    Sheila M. Muldoon          41      Vice President, Secretary and General Counsel
    Eric K. Davidson           35      Senior Vice President
    R. Bruce Andrews           57      Director
    Maurice J. DeWald          57      Director
    James M. Peters            61      Director
    John J. Rydzewski          44      Director

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

ITEM 11. EXECUTIVE COMPENSATION

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

                                                                         LONG-TERM
                                             ANNUAL COMPENSATION        COMPENSATION          OTHER
                                   FISCAL   ---------------------        AWARDS OF         COMPENSATION
  NAME AND PRINCIPAL POSITION      YEAR      SALARY       BONUS       STOCK OPTIONS(1)      (2)(3)(4)
-------------------------------    -----    --------     --------     ----------------     ------------
Gary L. Davidson...............    1997     $272,414     $ 84,634           10,000           $  8,483
  Chairman, CEO and President      1996     $263,100     $140,785          101,085             15,476
                                   1995     $250,250     $148,575               --             49,918
John A. Booty..................    1997     $136,207     $ 50,582               --           $  6,426
  Former President (retired        1996     $263,100     $140,785           33,695             13,274
  September 30, 1996)(5)           1995     $250,250     $148,575               --             49,918
David P. Collins...............    1997     $204,791     $ 63,329           10,000              3,474
  Senior Executive Vice
     President                     1996     $186,132     $120,062           59,539           $  3,971
                                   1995     $229,968     $ 70,043               --             33,608
Graham P. Espley-Jones.........    1997     $193,882           --           10,000           $  7,226
  Executive Vice President and     1996     $166,000     $ 33,000           33,618             12,485
  Chief Financial Officer......    1995     $135,500     $ 56,610               --             33,228
Sheila M. Muldoon..............    1997     $156,981     $  7,000           20,000           $  2,624
  Vice President, General
     Counsel                       1996     $112,000     $ 21,500           10,000                 --
  and Secretary(6)                 1995     $ 51,667     $  3,000               --                 --
Eric K. Davidson...............    1997     $132,230     $  6,167           20,000           $  5,741
  Senior Vice President(7)         1996     $ 96,667     $ 20,000           30,655              5,827
                                   1995     $ 75,141     $     --               --              8,677

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

(3) Also includes premiums for term life, medical, dental and disability insurance purchased for the benefit of certain of the Named Executive Officers in the following amounts: Mr. Gary Davidson -- $8,483, $9,001 and $3,248; Mr. Booty -- $6,426, $6,799 and $3,248; Mr. Collins -- $3,474,
    $3,971 and $3,248; Mr. Espley-Jones $7,226, $1,485 and $2,948; and Mr. Eric
    Davidson -- $5,741, $5,827 and $5,785 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively and $2,624 for fiscal year ended March 31, 1997 for Ms. Muldoon. These amounts represent insurance premiums paid by the Company beyond what it pays for other similarly situated employees.

(4) Also includes contributions made by the Company or affiliates under the Company's ESOP for the fiscal year ended March 31, 1995 in the following amounts: Mr. Gary Davidson -- $15,950; Mr. Booty -- $15,950; Mr. Collins $12,000; Mr. Espley-Jones -- $7,280; and Mr. Eric Davidson -- $2,892. There were no contributions made in the fiscal years ended March 31, 1997 and 1996.

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

                                                                                            POTENTIAL
                                                                                           REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                         ANNUAL RATES OF
                                                                                              STOCK
                                NUMBER OF      PERCENT OF                              PRICE APPRECIATION
                                SECURITIES   TOTAL OPTIONS                                     FOR
                                UNDERLYING     GRANTED TO     EXERCISE                   OPTION TERM(3)
                                 OPTIONS      EMPLOYEES IN      PRICE     EXPIRATION   -------------------
             NAME               GRANTED(1)   FISCAL YEAR(2)   PER SHARE      DATE         5%        10%
------------------------------  ----------   --------------   ---------   ----------   --------   --------
Gary L. Davidson..............    10,000           2.6%        $ 11.25    10/17/2006   $ 70,751   $179,296
John A. Booty(4)..............        --            --              --            --         --         --
David P. Collins..............    10,000           2.6%        $ 11.25    10/17/2006   $ 70,751   $179,296
Graham P. Espley-Jones........    10,000           2.6%        $ 11.25    10/17/2006   $ 70,751   $179,296
Sheila M. Muldoon.............    20,000           5.1%        $ 11.25    10/17/2006   $141,501   $358,592
Eric K. Davidson..............    20,000           5.1%        $ 11.25    10/17/2006   $141,501   $358,592

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

                                                                                           VALUE OF UNEXERCISED
                                                                                           IN-THE-MONEY OPTIONS
                                                             NUMBER OF UNEXERCISED            AT YEAR-END(1)
                                    ACQUIRED                  OPTIONS AT YEAR-END       --------------------------
                                       ON       VALUE     ---------------------------   EXERCISABLE   UNEXERCISABLE
               NAME                 EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE       5%            10%
----------------------------------  --------   --------   -----------   -------------   -----------   ------------
Gary L. Davidson..................     --         --         33,695         77,390          --             --
John A. Booty.....................     --         --         33,695             --          --             --
David P. Collins..................     --         --         19,846         49,693          --             --
Graham P. Espley-Jones............     --         --         11,206         32,412          --             --
Sheila M. Muldoon.................     --         --             --         30,000          --             --
Eric K. Davidson..................     --         --          2,770         47,885          --             --

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

     Amounts and percentages listed below include warrants and options that are exercisable within 60 days of June 19, 1997.

                  NAME AND ADDRESS OF               SHARES BENEFICIALLY     PERCENTAGE OF SHARES
                  BENEFICIAL OWNER(1)                      OWNED             BENEFICIALLY OWNED
        ----------------------------------------    -------------------     ---------------------
        Gary L. Davidson(2)(3)..................           969,826                   10.0%
        John A. Booty(2)(4).....................           699,246                    7.2%
        David P. Collins(2)(5)..................           539,093                    5.6%
        Graham P. Espley-Jones(6)...............           263,758                    2.7%
        Sheila M. Muldoon(7)....................             1,000                     --
        Eric K. Davidson(8).....................             6,873                     --
        R. Bruce Andrews(9).....................             2,500                     --
        Maurice J. DeWald(9)....................             3,500                     --
        James M. Peters(9)......................             2,500                     --
        John J. Rydzewski(9)(10)................             7,500                     --
        Directors and officers as a group (10
          persons)..............................         2,495,796                   25.5%

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

                          NAME AND ADDRESS OF            AMOUNT AND NATURE OF    PERCENT OF
TITLE OF CLASS             BENEFICIAL OWNER              BENEFICIAL OWNERSHIP      CLASS
---------------  -------------------------------------  ----------------------   ----------
    Common       Ardsley Advisory Partners............      730,000                  7.6%
                 646 Steamboat Road
                 Greenwich, CT 06836
    Common       Morgan Stanley Group, Inc............      669,500                  6.9%
                 1585 Broadway
                 New York, NY 10036
    Common       Wellington Management Company, LLP...      641,356                  6.6%
                 75 State Street
                 Boston, MA 02109
    Common       Scudder, Stevens & Clark, Inc........      592,900                  6.1%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of the report:

          (1) Financial Statements. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                                               PAGE
                                                                               -----
          Independent Auditors' Report.......................................    F-1
          Consolidated Balance Sheets........................................    F-2
          Consolidated Statements of Operations Consolidated Statements of
            Shareholders' Equity (Deficit)...................................    F-4
          Consolidated Statements of Cash Flows..............................    F-5
          Notes to Consolidated Financial Statements.........................    F-7


          (2) Financial Statement Schedules. Schedule II is filed as Exhibit 27.


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

     (c) EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into this report on Form 10-K:


EXHIBIT
NUMBER                                             DESCRIPTION
------            -----------------------------------------------------------------------------
  4.1 (1)   --    Form of Indenture Agreement between ARV Assisted Living, Inc. and the initial purchaser of the Company's $57.5 million, 6 3/4% Convertible Subordinated
                  Notes due 2006
 10.1 (1)   --    Amended Employment Agreement between the Company and Gary L. Davidson dated
                  April 23, 1997
 10.2 (1)   --    Amended Employment Agreement between the Company and David P. Collins dated
                  April 23, 1997
 10.3 (1)   --    Amended Employment Agreement between the Company and Graham P. Espley-Jones dated April 23, 1997

EXHIBIT
NUMBER                                             DESCRIPTION
------            -----------------------------------------------------------------------------
 10.4 (1)   --    Employment Agreement between the Company and Sheila M. Muldoon dated April
                  23, 1997
 10.5 (1)   --    Employment Agreement between the Company and Erik K. Davidson dated April 23,
                  1997
 10.6 (1)   --    Indemnification Agreement between the Company and Sheila M. Muldoon dated
                  August 13, 1997
 10.7 (1)   --    Indemnification Agreement between the Company and Erik K. Davidson dated
                  August 13, 1997
 10.8 (2)   --    Stock Purchase Agreement dated August 22, 1996 by and among ARV Assisted
                  Living, Inc., a California corporation, SynCare, Inc., a California corporation, Pegye Jann Bechler and Eric Christopher Bechler
 10.9 (3)   --    Facility Lease Agreement between Meditrust Acquisition Corporation III (a
                  Delaware corporation) as Lessor and ARVIM, Inc. (a California corporation)
                  for the Villa at Palm Desert
 10.10(3)   --    Facility Lease Agreement between Meditrust Acquisition Corporation III (a
                  Delaware corporation) as Lessor and ARVIM, Inc. (a California corporation)
                  for Northgate Park
 10.11(3)   --    Facility Lease Agreement between Meditrust Acquisition Corporation III (a
                  Delaware corporation) as Lessor and ARVIM, Inc. (a California corporation)
                  for Shorehaven Manor
 10.12(3)   --    Facility Lease Agreement between Meditrust Acquisition Corporation III (a
                  Delaware corporation) as Lessor and ARVIM, Inc. (a California corporation)
                  for Amber Wood
 11.1 (1)   --    Statement of the Company regarding computation of per share earnings
 21   (1)   --    Subsidiaries of the Company as of June 19, 1997
 23   (1)   --    Consent of KPMG Peat Marwick LLP
 27   (1)   --    Financial Data Schedule


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

                                          ARV ASSISTED LIVING, INC.


                                          By: /s/ JOHN J. RYDZEWSKI


                                          --------------------------------------

                                                   John J. Rydzewski

                                                   Chairman of the Board

Date: October 21, 1997


     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                 TITLE                       DATE
----------------------------------------  -----------------------------------  -----------------


           /s/ JOHN A. BOOTY              President, Chief Executive Officer,   October 21, 1997
----------------------------------------  Vice Chairman of Board and Director
             John A. Booty

          /s/ DAVID P. COLLINS            Senior Executive Vice President and   October 21, 1997
----------------------------------------  Director
            David P. Collins

       /s/ GRAHAM P. ESPLEY-JONES         Executive Vice President and Chief    October 21, 1997
----------------------------------------  Financial Officer
         Graham P. Espley-Jones

          /s/ JAMES M. PETERS             Director                              October 21, 1997
----------------------------------------
            James M. Peters

          /s/ R. BRUCE ANDREWS            Director                              October 21, 1997
----------------------------------------
            R. Bruce Andrews

         /s/ MAURICE J. DEWALD            Director                              October 21, 1997
----------------------------------------
           Maurice J. Dewald

         /s/ JOHN J. RYDZEWSKI            Director                              October 21, 1997
----------------------------------------
           John J. Rydzewski

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

                                          /s/  KPMG PEAT MARWICK LLP

Orange County, California
June 20, 1997

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS


                                                                            1997        1996
                                                                          --------     -------
Current assets:
  Cash and cash equivalents.............................................. $ 15,964     $ 7,454
  Accounts receivable, less allowance for doubtful accounts of $120 at
     March 31, 1997......................................................    2,410          --
  Fees receivable and other amounts due from affiliates (note 7).........    1,105         922
  Deferred project costs.................................................    1,072       1,008
  Investments in real estate held for sale...............................   10,330       6,807
  Prepaids and other current assets......................................    5,966       1,497
                                                                          --------     -------
          Total current assets...........................................   36,847      17,688
Restricted cash..........................................................    1,912       4,915
Property, furniture and equipment (notes 1, 3 and 7).....................  113,852      47,234
Notes receivable from affiliates, less allowance for doubtful amounts of
  $27 and $65 at March 31, 1997 and 1996, respectively (note 7)..........      234         275
Deferred tax asset (note 6)..............................................    2,004       2,043
Other noncurrent assets (notes 2 and 7)..................................    9,382       5,248
                                                                          --------     -------
                                                                          $164,231     $77,403
                                                                          ========     =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities............................... $  8,566     $ 4,126
  Notes payable, current portion (note 3)................................    2,027       3,306
  Notes payable and other amounts due to affiliates (note 7).............       40         112
  Liabilities related to Tax Credit Properties (note 12).................    1,219          --
  Accrued interest payable...............................................    1,941         130
                                                                          --------     -------
          Total current liabilities......................................   13,793       7,674
Deferred revenue, less current portion...................................      576       1,327
Notes payable, less current portion (note 3).............................   90,481      24,814
                                                                          --------     -------
                                                                           104,850      33,815
                                                                          --------     -------
Minority interest in majority owned entities.............................    8,007       1,283
Series A Preferred stock, convertible and redeemable. Stated and liquidation value $2.50; authorized and outstanding none and 1,029
  shares at March 31, 1997 and 1996, respectively (note 9)...............       --       2,358
Series B Preferred stock, convertible and redeemable. Stated and liquidation value $2.50; authorized 2,000 shares, none issued and
  outstanding (note 9)...................................................       --          --
Shareholders' equity (notes 5 and 8):
  Common stock, no par value. Authorized 100,000 shares; issued and outstanding 9,613 and 8,308 shares at March 31, 1997 and 1996,
     respectively........................................................   60,749      47,548
  Accumulated deficit....................................................   (9,375)     (7,601)
                                                                          --------     -------
          Total shareholders' equity.....................................   51,374      39,947
                                                                          --------     -------
Commitments and contingent liabilities (notes 7, 10 and 11)
Subsequent events (note 14)..............................................
                                                                          --------     -------
                                                                          $164,231     $77,403
                                                                          ========     =======


          See accompanying notes to consolidated financial statements.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 1997        1996        1995
                                                                -------     -------     -------
Revenue (note 7):
  Assisted living facility revenue............................  $73,770     $25,479     $ 4,838
  Therapy and other services..................................    7,850       4,322       4,165
  Interest income.............................................    1,667       1,070         211
  Other income................................................      645       2,192         476
                                                                 ------      ------      ------
          Total revenue.......................................   83,932      33,063       9,690
                                                                 ------      ------      ------
Expenses:
  Assisted living facility operating expense..................   47,117      16,395       3,201
  Assisted living facility lease expense (notes 7 and 10).....   12,872       6,644         814
  Therapy and other...........................................    4,255          --          --
  General and administrative..................................    7,620       7,645       7,453
  Employee benefit plan contributions.........................       --          --         811
  Depreciation and amortization...............................    4,366       1,031         320
  Provision for doubtful accounts and discontinued project
     costs....................................................      501         394       1,465
  Provision for liabilities related to Tax Credit Properties
     (note 12)................................................    2,032          --          --
  Interest (note 3)...........................................    5,573       1,544         354
                                                                 ------      ------      ------
          Total expenses......................................   84,336      33,653      14,418
                                                                 ------      ------      ------
Loss before income tax expense (benefit), minority interest in
  income of majority owned entities and extraordinary item....     (404)       (590)     (4,728)
Income tax expense (benefit)..................................      201         375      (1,729)
                                                                 ------      ------      ------
Loss before minority interest in income of majority owned
  entities and extraordinary item.............................     (605)       (965)     (2,999)
Minority interest in income of majority owned entities........      783          --          --
                                                                 ------      ------      ------
Loss before extraordinary item................................   (1,388)       (965)     (2,999)
Extraordinary loss from early extinguishment of debt, net of
  income tax benefit of $231 (note 3).........................      386          --          --
                                                                 ------      ------      ------
          Net loss............................................  $(1,774)    $  (965)    $(2,999)
                                                                 ======      ======      ======
Loss per common share (note 1):
  Before extraordinary loss...................................  $  (.15)    $  (.21)    $  (.69)
  Extraordinary loss..........................................     (.04)         --          --
                                                                 ------      ------      ------
          Net loss............................................  $  (.19)    $  (.21)    $  (.69)
                                                                 ======      ======      ======
Weighted average common shares outstanding....................    9,400       6,246       4,903
                                                                 ======      ======      ======


          See accompanying notes to consolidated financial statements.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                    COMMON STOCK     RECEIVABLE
                                                  ----------------      FROM      ACCUMULATED
                                                  SHARES   AMOUNT       ESOP        DEFICIT      TOTAL
                                                  ------   -------   ----------   -----------   -------
Balance at March 31, 1994.......................  4,838    $ 1,659    $    (88)     $(2,887)    $(1,316)
Collection of ESOP receivable...................     --         --          88           --          88
Preferred stock dividends declared..............     --         --          --         (398)       (398)
Common stock issued to ESOP.....................    260      1,350        (262)          --       1,088
Net loss........................................     --         --          --       (2,999)     (2,999)
                                                  -----    -------       -----      -------     -------
Balance at March 31, 1995.......................  5,098      3,009        (262)      (6,284)     (3,537)
Issuance of common stock (IPO), net of issuance
  costs of $4,893...............................  3,384     42,662          --           --      42,662
Collection of ESOP receivable...................     --         --         262           --         262
Preferred stock dividends declared..............     --         --          --         (352)       (352)
Repurchase of common stock......................   (493)      (351)         --           --        (351)
Preferred stock conversion......................    320      2,228          --           --       2,228
Net loss........................................     --         --          --         (965)       (965)
                                                  -----    -------       -----      -------     -------
Balance at March 31, 1996.......................  8,309     47,548          --       (7,601)     39,947
Issuance of common stock, net issuance costs of
  $1,572 (notes 3 and 9)........................  1,304     13,201          --           --      13,201
Net loss........................................     --         --          --       (1,774)     (1,774)
                                                  -----    -------       -----      -------     -------
Balance at March 31, 1997.......................             9,613    $ 60,749      $    --     $(9,375)
                                                  =====    =======       =====      =======     =======

          See accompanying notes to consolidated financial statements.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                                                                                1997          1996         1995
                                                                                              --------      --------      -------
Cash flows provided by (used in) operating activities:
 Net loss..................................................................................   $ (1,774)     $   (965)     $(2,999)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Extraordinary loss from early extinguishment of debt....................................        386            --           --
   Provision for liabilities related to Tax Credit Properties..............................      2,032            --           --
   Depreciation and amortization...........................................................      4,366         1,031          320
   Provision for doubtful accounts and discontinued project costs..........................        501            --          200
   Minority interest in income of majority owned entities..................................        783            --           --
   Other...................................................................................        (90)          (96)         (28)
   Changes in assets and liabilities, net of acquisitions:
     (Increase) decrease in:
       Accounts receivable.................................................................     (1,360)           --           --
       Fees receivable and other amounts due from affiliates...............................       (408)          905         (119)
       Deferred tax asset..................................................................        109            --       (1,777)
       Prepaids and other assets...........................................................     (4,499)       (1,087)         193
     Increase (decrease) in:
       Accounts payable and accrued liabilities............................................      1,984         2,031        1,363
       Deferred revenue....................................................................     (1,677)         (771)       1,523
       Owner equity contributions payable..................................................        (10)         (757)      (1,195)
       Accrued interest payable............................................................      1,811           130           --
       Due to affiliates...................................................................        (72)         (965)         (20)
                                                                                              --------      --------      -------
         Net cash provided by (used in) operating activities...............................      2,082          (544)      (2,539)
                                                                                              --------      --------      -------
Cash flows provided by (used in) investing activities:
 Increase in notes receivable..............................................................       (140)           --         (806)
 Collections of notes and other amounts due from affiliates................................        181            --           --
 (Increase) decrease in deferred project costs.............................................       (227)        1,273          496
 Increase in investments in real estate held for sale......................................     (3,769)       (6,807)          --
 Additions to property, furniture and equipment (Note 7)...................................    (70,202)      (45,747)        (537)
 Decrease in leased property security deposits.............................................        879          (559)      (1,346)
 (Increase) decrease in restricted cash....................................................      3,003        (4,915)          --
 Proceeds from sale and leaseback of facilities............................................     29,052         5,083           --
 Purchase of limited partnership interests.................................................    (18,542)       (1,794)         (97)
 Other.....................................................................................         --          (442)          22
                                                                                              --------      --------      -------
         Net cash used in investing activities.............................................   $(59,765)     $(53,908)     $(2,268)
                                                                                              --------      --------      -------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net of issuance costs.............................   $    254      $ 42,661      $    --
 Common stock purchased by ESOP............................................................         --           262        1,177
 Proceeds from issuance of preferred stock, net of issuance costs..........................         --            --          617
 Borrowings under notes payable............................................................     31,081        14,475          738
 Repayments of notes payable...............................................................    (18,648)       (6,140)      (1,561)
 Borrowings under notes payable to affiliates..............................................         --            --          750
 Repayments of notes payable to affiliates.................................................         --            --         (595)
 Proceeds from convertible subordinated notes, net of issuance costs.......................     55,195        10,762        2,677
 Repurchase of convertible subordinated notes..............................................     (1,689)         (137)          --
 Repurchase of common stock................................................................         --          (352)          --
 Preferred stock dividends paid............................................................         --          (400)        (337)
                                                                                              --------      --------      -------
         Net cash provided by financing activities.........................................     66,193        61,131        3,466
                                                                                              --------      --------      -------
         Net increase (decrease) in cash and cash equivalents..............................      8,510         6,679       (1,341)
Cash and cash equivalents at beginning of year.............................................      7,454           775        2,116
                                                                                              --------      --------      -------
Cash and cash equivalents at end of year...................................................   $ 15,964      $  7,454      $   775
                                                                                              ========      ========      =======
Supplemental schedule of cash flow information:
 Cash paid during the year for:
   Interest................................................................................   $  4,481      $  1,183      $   314
   Income taxes............................................................................        671           128           68
                                                                                              ========      ========      =======
Supplemental schedule of noncash investing and financing activities:
 Minority interests in majority owned entities.............................................   $  7,141      $  1,283      $    --
 Purchase of buildings.....................................................................         --         9,350       14,450
 Sale of buildings, net of closing costs...................................................         --         9,400       14,945
 Debt assumed in conjunction with purchases of building....................................         --           350           --
 Note receivable from ESOP for purchase of common stock....................................         --            --          262
 Preferred stock dividends declared........................................................         --            51          100
 Conversion of preferred stock to common stock.............................................      2,356         2,228           --
 Conversion of 10% convertible subordinated notes to common stock..........................     10,106            --           --
 Acquisition of SynCare....................................................................        485            --           --
 Fair value of assets acquired in the purchase of California Retirement Inn -- Placentia...         --            --        5,100
 Liabilities assumed in acquisitions.......................................................         --            --        5,026
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

  Investments in Partnerships


     The Company is general partner in 5 limited partnerships which operate ALFs (ownership interests range from less than 1% to 89.5%) and in 22 tax credit partnerships that operate apartment facilities (ownership interests range up to 1%). Under the terms of the partnership agreements, profits and losses are allocated to the general and limited partners in specified ratios, and the Company generally has unlimited liability for obligations of partnerships in which it is the general partner. The Company accounts for its investments in partnerships on the cost method for those partnerships in which the Company has a minor interest (less than 3% interest).


     The Company accounts for its investments in partnerships using the equity method for those partnerships in which the Company has less than a controlling interest.


     On January 31, 1997, the Company acquired a 12.8% limited partnership interest in Senior Income Fund, L.P. ("Senior Income Fund") pursuant to a tender offer for any and all outstanding limited partnership units in Senior Income Fund. The partnership is a limited partnership that owns and operates four senior residential properties. The Company accounts for its investment in Senior Income Fund under the equity method.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

     The results of operations for the Senior Income Fund for the three months ended March 31, 1997 and the financial position at that date are summarized below.


                                                                          THREE MONTHS
                                                                             ENDED
                                                                         MARCH 31, 1997
                                                                         --------------
                                                                         (UNAUDITED)
                                                                         (IN THOUSANDS)
        CONDENSED INCOME STATEMENT INFORMATION
        Revenue........................................................     $  2,882
        Costs and expenses.............................................        2,277
        Net Income.....................................................          605



                                                                         MARCH 31, 1997
                                                                         --------------
                                                                         (UNAUDITED)
                                                                         (IN THOUSANDS)
        CONDENSED BALANCE SHEET INFORMATION
        Real estate held for disposition...............................     $ 18,301
        Cash and cash equivalents......................................        3,815
        Total assets...................................................       22,239
        Accounts payable and accrued expenses..........................          410
        Deferred rent payable..........................................        1,203
        Total liabilities..............................................        2,355



     The Senior Income Fund has a December 31, 1996 year end. Prior to January 1, 1997, the Company owned less than a 5% interest. Therefore, only relevant period financial information has been included.


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

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

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


     The Company is the general partner in various tax credit partnerships. These partnerships are generally in the start-up phase and the Company provides services related to the purchase, development, construction and, later, management of the projects. Fees earned for services provided are reduced by amounts that the general partner is required to advance to the tax credit partnerships, such as Owner Equity Contributions (OEC), as defined in the partnership agreements, plus any anticipated operating support requirements. The Company earns fees from tax credit partnerships for the provision of development and property management services to these partnerships in accordance with the terms of its respective development agreements and property management agreements. Fees are recognized when there is reasonable assurance that future rent receipts will cover operating expenses and debt service, including payments due the Company under the terms of the transaction, under the provisions of Statement of Financial Accounting Standards No. 66.


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

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

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

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

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

(2) ACQUISITIONS


     On August 22, 1996, ARV Health Care, Inc. ("ARV Health Care"), a wholly owned subsidiary of the Company, acquired all of the outstanding stock of SynCare, Inc., a California corporation and its three wholly owned subsidiaries ("GeriCare"), in a stock for stock merger valued at approximately $1.2 million. The Company recorded the acquisition under the purchase method of accounting at the cost of approximately $1.2 million and recorded the assets and liabilities of the merged entity at their estimated fair value. Goodwill of $443,000 was recorded in the transaction. As part of the SynCare acquisition, the Company entered into a Holdback Escrow Agreement (the "Agreement") with Pegye Jann Bechler and Eric Christopher Bechler ("Sellers"), the former sole shareholders of SynCare. Under the Agreement, one-half of the 85,146 shares issued to Sellers as consideration for their stock in SynCare were delivered to the General Counsel for the Company as escrowholder, defined as the "Buyer's Agent" in the Agreement. Pursuant to the Agreement, Buyer's Agent retains possession of the escrowed shares pending distribution of all or a portion thereof to Sellers on the first, second and third anniversaries of the closing date, as determined by offsetting, as of each such anniversary, uncollected accounts receivable listed on the closing balance sheet against the reserves established therefor on the closing balance sheet. It was a further condition to delivery of the escrowed shares to Sellers that Sellers remain as full-time employees of the Company or a subsidiary thereof as of each anniversary, without being terminated for cause prior to such anniversary dates. Prior to the first anniversary of the closing date, both Sellers were terminated for cause. Based thereon, the Company has taken the position that the undelivered shares are the property of the Company under the Agreement, and the matter is in dispute between the parties.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

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

                                                                1997        1996
                                                               -------     -------
                                                                 (IN THOUSANDS,
                                                                     EXCEPT
                                                               PER SHARE AMOUNTS)
            Total revenue....................................  $86,705     $38,517
            Total expenses...................................  $87,340     $38,392
            Net loss.........................................  $(1,920)    $  (517)
            Loss per common share............................  $  (.20)    $  (.08)

     The following unaudited pro forma information presents a summary of the consolidated results of operations of American Retirement Villas Properties II as if the acquisition took place on April 1, 1995.

                                                                1997        1996
                                                               -------     -------
                                                                 (IN THOUSANDS,
                                                                     EXCEPT
                                                               PER SHARE AMOUNTS)
            Total revenue....................................  $91,240     $47,528
            Total expenses...................................  $90,888     $46,055
            Net loss.........................................  $(1,371)    $  (132)
            Loss per common share............................  $  (.15)    $  (.02)

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Villa Colima as if the acquisition took place on April 1, 1995.

                                                                1997        1996
                                                               -------     -------
                                                                 (IN THOUSANDS,
                                                                     EXCEPT
                                                               PER SHARE AMOUNTS)
            Total revenue....................................  $84,320     $34,683
            Total expenses...................................  $84,652     $34,936
            Net loss.........................................  $(1,749)    $  (850)
            Loss per common share............................  $  (.19)    $  (.09)

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

(3) NOTES PAYABLE

     Notes payable at March 31 consists of (in thousands, except per share data):

                                                                        1997        1996
                                                                       -------     -------
    Convertible subordinated notes due April 1, 2006 with interest at
      6.75%. The notes require monthly semi-annual payments of
      interest and are convertible to common stock at $18.57 per share. The notes, offered in a maximum amount of $57,500, may be called by the Company beginning in April 1999 at declining
      premiums starting at 110% of the principal amount..............  $57,500     $    --
    Convertible subordinated notes due December 31, 1999 with
      interest at 10%. The notes require monthly payments of
      interest, were convertible to common stock at $12.16 per share
      and were guaranteed by certain shareholders of the Company.....       --      14,888
    Notes payable, bearing interest at fixed rates between 9.5% and
      10.5%, payable in monthly installments of principal and
      interest totaling $157 and $95 for 1997 and 1996, respectively, secured by property, maturities ranging from June 1997 through
      March 2006.....................................................   19,494      11,824
    Notes payable bearing interest at floating rates of LIBOR (5.77%
      at March 31, 1997) plus 2.75% payable in monthly installments of interest only secured by Owned ALFs, maturing September 30,
      1998...........................................................    8,750          --
    Notes payable, bearing interest at floating rates between prime
      (8.5% at March 31, 1997 and 8.25% at March 31, 1996) plus rates between 1.0% through 2.25%, payable in monthly installments of principal and interest totaling $56 and $12 for 1997 and 1996, respectively, secured by an ALF and the Company's corporate
      headquarters...................................................    6,453         382
    Note payable, bearing interest at fixed and floating rates between 8% and prime (8.25% at March 31, 1996) plus 1.5%,
      payable in monthly interest installments of $5, secured by ALF
      sites. Repaid during fiscal 1997...............................       --         736
    Other -- primarily capitalized equipment leases..................      311         291
                                                                       -------     -------
                                                                        92,508      28,120
    Less amounts currently payable...................................    2,027       3,306
                                                                       -------     -------
                                                                       $90,481     $24,814
                                                                       =======     =======

     The future annual principal payments of the notes payable at March 31, 1997 are as follows (in thousands):

                  1998.............................................  $ 2,027
                  1999.............................................   10,110
                  2000.............................................      552
                  2001.............................................      697
                  2002.............................................      438
                  Thereafter.......................................   78,684
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

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

     The Company has entered into separate agreements with Bank United of Texas and Imperial Bank to provide an additional $22 million of financing for acquisitions, development and general corporate purposes.


     The various debt agreements contain restrictive covenants requiring the Company to maintain certain financial ratios, including current ratio, working capital, minimum net worth, debt-to-equity and debt service coverage, among others. At March 31, 1997, the Company was not in compliance with its minimum net worth and debt service coverage ratios. For those debt covenants which the Company was not in compliance, it has obtained waivers, for such requirements. The lenders have waived compliance with these covenants through September 30, 1997. Had the Company not obtained waivers, it would have been in default on $8.8 million of mortgage debt, $685,000 of guaranteed debt and $6.3 million of standby letters of credit issued as security for ALF operating leases.


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

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

     A summary of stock options at March 31, 1997 is as follows:

                                                    SHARES     SHARES UNDER
                                                  AVAILABLE    OUTSTANDING      PRICE PER
                                                  FOR GRANT      OPTIONS          SHARE
                                                  ----------   ------------   --------------
        Authorization of shares.................   1,155,666            --               N/A
        Options granted.........................  (1,243,400)    1,243,400    $10.00 - 15.40
        Options canceled........................     267,008      (267,008)   $11.25 - 14.00
                                                  ----------     ---------      ------------
        Balance at March 31, 1997...............     179,274       976,392    $10.00 - 15.40
                                                  ==========     =========      ============

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

     The following represents the estimated fair value of options granted and the assumptions used for calculation.

                                                                      1997       1996
                                                                     ------     ------
        Estimated fair value per option granted....................  $11.21     $13.84
        Average exercise price per option granted..................  $11.21     $13.90
        Stock volatility...........................................      57%        57%
        Risk-free interest rate....................................     6.5%       6.5%
        Option term -- years.......................................      10         10
        Stock dividend yield.......................................      --         --

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                                     1997        1996
                                                                    -------     ------
        Pro forma net loss before extraordinary item..............  $(1,735)    (1,368)
        Pro forma net loss........................................  $(2,122)    (1,368)
        Pro forma loss per share before extraordinary item........  $  (.18)      (.22)
        Pro forma loss per share..................................  $  (.23)      (.22)

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

     A summary of the Company's stock option activity and related information for the years ended March 31, 1997 and 1996 are as follows:

                                                      1997                          1996
                                           ---------------------------   --------------------------
                                                      WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                           OPTIONS     EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                           --------   ----------------   -------   ----------------
    Outstanding -- beginning of the
      year...............................   775,782        $13.89             --            --
    Granted..............................   389,000        $11.21        854,400        $13.90
    Exercised............................        --            --             --            --
    Forfeited............................  (188,390)       $13.68        (76,618)        14.00
    Outstanding -- end of year...........   976,392        $12.86        775,782         13.90
    Exercisable at end of year...........   142,415        $13.74             --            --
                                           --------        ------        -------        ------
    Weighted average fair value of
      options granted during the year....                  $11.21                       $13.84
                                                           ======                       ======

     At March 31, 1997, the Company had 976,392 options outstanding with prices ranging from $10.00 to $15.40 per share and a weighted average life of 9 years.

(6) INCOME TAXES

     The provision for income tax expense (benefit) consists of the following for the years ended March 31, 1997, 1996 and 1995 (in thousands):

                                                           1997      1996       1995
                                                           -----     -----     -------
        Current:
          Federal........................................  $ (56)    $ 293     $    36
          State..........................................     91        81          11
                                                           -----     -----     -------
                  Total current..........................     35       374          47
                                                           -----     -----     -------
        Deferred:
          Federal........................................    106         1      (1,396)
          State..........................................     60        --        (380)
                                                           -----     -----     -------
                  Total deferred.........................    166         1      (1,776)
                                                           -----     -----     -------
                                                           $ 201     $ 375     $(1,729)
                                                           =====     =====     =======

     The current and deferred income tax benefit relating to the extraordinary item is $231,000. The Company has net operating loss carryovers of $1,800,000 which expire in 2011.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

     A reconciliation of income tax expense (benefit) at the Federal statutory rate of 34% to the Company's provision for income taxes is as follows (in thousands):


                                                           1997      1996       1995
                                                           -----     -----     -------
        Income tax benefit at statutory rate.............  $(137)    $(201)    $(1,607)
        State income tax expense (benefit), net of
          Federal income taxes...........................    100        54        (439)
        Elimination of preacquisition losses of acquired
          companies......................................     --        26          --
        Change in valuation allowance....................    424       423         300
        Impact on taxes of minority interest in income of
          majority owned partnerships....................   (292)       --          --
        Other............................................    106        74          17
                                                           -----     -----     -------
                  Total income tax expense (benefit).....  $ 201     $ 376     $(1,729)
                                                           =====     =====     =======


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

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

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

     The Company pays certain expenses such as repair and maintenance, supplies, payroll and retirement benefit expenses on behalf of affiliated Partnerships and is subsequently reimbursed by the Partnerships. During the periods ended March 31, 1997, 1996 and 1995, respectively, the expenses incurred on behalf of affiliates and the related reimbursements from these affiliates amounted to approximately $7.1 million, $10.0 million and $16 million, respectively. The Company accounts for these reimbursements as a reduction of the related expenses.

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


     To address certain structural issues in connection with tax credit partnerships, Pacific Demographics Corporation ("Pacific Demographics")(formerly ARVTC, Inc.), was formed in August 1994 by Messrs. Gary Davidson, Booty, Collins and Espley-Jones, as well as two former Company officers, to provide certain development services for these partnerships in exchange for cash and deferred development fees generated by the tax credit partnerships. Among these structural issues was a more accurate matching of the receipt of cash consideration and the recognition of development fee income. Due to the receipt of

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995


development fees on a deferred basis, such fees were recognized for federal income tax purposes in advance of the actual receipt of such fees. The Company provided services and personnel to Pacific Demographics for which it received certain fees from Pacific Demographics. The Company believes that these arrangements were fair to the Company and that the compensation paid to Pacific Demographics by the tax credit partnerships and by Pacific Demographics to the Company appropriately reflected the services rendered by Pacific Demographics and the Company, respectively, and the risks incurred by the shareholders of Pacific Demographics who provided the guarantees for these projects.



     In order to lessen potential conflicts of interest, in July 1995, the Company's then principal shareholders, who included but were not limited to Messrs. Gary Davidson, Booty, Collins and Espley-Jones sold Pacific Demographics, Inc. to the Company for $100,000 in cash. In addition, they formed a general partnership, Hunter Development ("Hunter") and became co-developers with Pacific Demographics and retained the right to receive 20% of all developer fees up to a maximum of $850,000. Subsequently each of the general partners of Hunter assigned his interest in Hunter to Redhill Development, LLC. Of the maximum amount of $850,000 which could be distributed, $215,553 has been distributed to date of which Messrs. Gary Davidson, Booty, Collins and Espley-Jones have received $40,437, $40,437, $23,800 and $13,460, respectively. During March 1996, $5.2 million of current and future receivables were sold to former employees of the Company in exchange for $191,000 in cash and notes receivable of $1.4 million. These receivables consisted of deferred development fees which were carried on the books of the Company, yet they were fully reserved as the potential for collection was deemed remote. In determining the valuation of these receivables, management considered their potential for collection and applied a discount factor to a projected future stream of cash flows based upon the associated risk of collection. These deferred development fees had been recognized as income by the Company for Federal Income Tax purposes, but had not been recognized under generally accepted accounting principles. During the year ended March 31, 1996, the sale of these receivables reduced the Company's income tax expense by $1.2 million.


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

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

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

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

     Minimum lease payments required under assisted living facility operating leases in effect at March 31, 1997 are as follows:

                             YEAR ENDED MARCH 31:                (IN THOUSANDS)
                -----------------------------------------------  --------------
                     1998......................................     $ 18,535
                     1999......................................       18,595
                     2000......................................       18,595
                     2001......................................       18,595
                     2002......................................       18,595
                     Thereafter................................      130,291
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

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995

     At March 31, 1997, the Company leased office space under various operating leases expiring from 2001 to 2003, some of which are from affiliated entities (See Note 7). Noncancelable operating lease commitments for office space at March 31, 1997 are:

                             YEAR ENDED MARCH 31:                (IN THOUSANDS)
                -----------------------------------------------  --------------
                     1998......................................      $  385
                     1999......................................         376
                     2000......................................         336
                     2001......................................         309
                     2002......................................         210
                     Thereafter................................         318
                                                                     ------
                          Total................................      $1,934
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

(14) SUBSEQUENT EVENTS


     On April 10, 1997, litigation filed by a Texas developer against the Company was settled pursuant to a release and settlement agreement (the "Release and Settlement"). The settlement was not significantly different than amounts already provided for by the Company. Contemporaneously with the execution of the Release and Settlement, the pending action filed by the developer and the cross complaint filed by the Company were dismissed with prejudice. A lump sum of $650,000 was paid to the developer for services previously rendered and the developer was engaged to provide construction management services on two

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1997, 1996 AND 1995


projects for a total fee of $1 million. In addition, the developer is to receive 20% of the net cash flow from these projects upon completion. The developer is also entitled to receive $200,000 of its $1 million construction management fee upon the earlier of August 1, 1997 or the date the Company secures construction financing commitments for the two projects to be built. In the event that the Company does not commence construction by February 1, 1998, the developer shall be paid $200,000 for its 20% participation in net cash flow and have no further rights to cash flow or construction management fees. See Item 3, "Legal Proceedings."


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

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                               BALANCE AT                                      BALANCE AT
              DESCRIPTION                   BEGINNING OF YEAR     ADDITIONS     DEDUCTIONS     END OF YEAR
----------------------------------------    -----------------     ---------     ----------     -----------
Allowance for Doubtful Accounts:
  March 31, 1995........................          $  --                --            --              --
  March 31, 1996........................             --                --            --              --
  March 31, 1997........................             --               203            83             120
Allowance for Doubtful Notes Receivable:
  March 31, 1995........................             --                --            --              --
  March 31, 1996........................             --                65            --              65
  March 31, 1997........................             65                --            38              27
Liabilities Related to Tax Credit
  Properties and Related Accounts:
  March 31, 1995........................             --                --            --              --
  March 31, 1996........................             --               536           272             264
  March 31, 1997........................          $ 264             1,828           421           1,671