Form 10-Q/A
period 1997-06-30
ARV ASSISTED LIVING INC
filed 1997-10-21
CIK 949322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

Certain reclassifications have been made to prior period amounts in order to conform to the presentation at June 30, 1997. The Company has reclassified $8.3 million from "Investments in real estate held for sale" to "Property, furniture and equipment" at March 31, 1997 to reflect the Company's intention to develop these properties for its own account. Previously, the Company financed development of assisted living facilities ("ALFs") by utilizing lease financing from Health Care real estate investment trusts. Management believes that over the near term it will develop its ALFs for its own account.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        On July 14, 1997, the Company entered into a definitive agreement (the "Stock Purchase Agreement") with Prometheus Assisted Living LLC ("Prometheus"), an affiliate of Lazard Freres Real Estate Investors LLC ("LFREI"). Subject to the terms and conditions of the Stock Purchase Agreement, the Company will sell to Prometheus up to 9,653,325 shares of Common Stock at a purchase price of $14.00 per share, representing an aggregate investment of $135.1 million (the "Total Equity Commitment"). The Transaction will be consummated in three phases. At the Initial Closing, the Company sold to Prometheus 1,921,012 shares, representing an aggregate investment of $26.9 million. The shares sold to Prometheus at the Initial Closing represent 16.6% of the outstanding Common Stock.

Subject to stockholder approval of the Transaction ("Stockholder Approval"), at the Second Closing the Company will sell to Prometheus 3,078,988 shares. Thereafter, at one or more Subsequent Closings the Company from time to time at its election may sell additional shares to Prometheus at $14.00 per share, in minimum increments of 715,000 shares, until the Total Equity Commitment is invested or, if earlier, eighteen months after Stockholder Approval or, if earlier, June 30, 1999 (unless extended by mutual agreement of the parties). If Prometheus invests the Total Equity Commitment, Prometheus will own approximately 49.9% of the outstanding Common Stock.

Use of Proceeds. Proceeds from the sale of the shares will be used by the Company to continue to implement its acquisition and development plans, to repay debt, to strengthen systems and operations, and to expand services.

Management of the Company; Representation on the Board and Certain Board Committees. Under the Stockholders Agreement, from and after the date of Stockholder Approval (the "Stockholder Approval Date") the Company Articles and the Company's Bylaws (the "Company Bylaws") shall be amended to cause the Board to be structured to consist of 11 members, of which initially four members will be designees of Prometheus (the "Prometheus Nominees"). The Stockholders Agreement provides that Prometheus shall thereafter have on the Board a number of representatives equal to a percentage of the total number of members of the Board that is equal to the percentage of Common Stock beneficially owned by Prometheus; provided, that (i) if Prometheus would be entitled to a fractional number of representatives, it will instead be entitled to a number of representatives equal to the next higher number, (ii) in no event will Prometheus be entitled to more than four representatives and (iii) after the occurrence of a Termination Event (which shall occur at any time after the last Subsequent Closing if either (A) Prometheus no longer owns at least 5% of the Common Stock on a Fully Diluted Basis or (B) Prometheus no longer owns at least $25 million of Common Stock), Prometheus shall not be entitled to any representatives on the Board. If Prometheus' right to nominate directors to the Board is reduced, Prometheus shall cause the applicable number of Prometheus Nominees to immediately resign (regardless of the remaining term, if any) from the Board. So long as the Standstill Period is in effect, the Stockholders Agreement prohibits Prometheus from seeking additional representation on the Board. Pursuant to the Stock Purchase Agreement, from and after the date that the Prometheus Nominees first become members of the Board, any Board action other than in the ordinary course of business (with certain exceptions) will require the affirmative vote of eight of the 11 directors.

Pursuant to the Stockholders Agreement, the Company will form an Executive Committee initially consisting of five members, two of whom will be appointed by Prometheus, which will be delegated authority to approve certain Board actions by the affirmative vote of four of the five members. As long as Prometheus maintains a greater than 30% ownership interest in the Company, it will maintain its right to have two Prometheus Nominees on the Executive Committee and, in addition, at least one Prometheus Nominee will serve on each other special committee of the Board, including the Audit and Compensation committees. Also, unless a Termination Event occurs, a Prometheus Nominee will serve on the Nominating Committee, which will generally have the authority to nominate directors and the Chairman, Chief Executive Officer and President of the Company. All nominees to the Board (other than the Prometheus Nominees) will require the unanimous approval of the Nominating Committee, provided that if the Nominating Committee cannot unanimously agree on a nominee, the nomination will be referred to the entire Board, which will decide the matter based on a simple majority vote.

Participation Rights. From and after the date of the Stockholders Agreement until a Termination Event, Prometheus will generally have the right to participate in the Company's future equity offerings for cash by purchasing its proportionate share of the securities offered therein.

Restrictions on Voting Rights. During the Standstill Period, Prometheus has agreed to vote any shares it owns in favor of directors nominated by the Nominating Committee or the Board, and, on any other matters, will vote any shares it owns that represent aggregate ownership of in excess of 49.9% of the outstanding shares of Common Stock, at its option in accordance with the recommendation of the Board or proportionally in accordance with the votes of the other holders of the Common Stock. However, Prometheus may vote all of the shares of Common Stock that it owns, in its sole and absolute discretion, with regard to the election of Prometheus Nominees to the Board.

Standstill Provisions. For a period of three years after the shareholder approval date subject to earlier termination as described below (the "Standstill Period"), Prometheus may not: (i) acquire more than 49.9% of the outstanding shares of Common Stock, on an Adjusted Fully Diluted Basis (as defined below);
(ii) act in concert with any other person or group by becoming a member of any group acquiring, holding, voting or disposing of voting securities pursuant to
Section 13(d) of the Exchange Act (other than such a group comprised exclusively of Prometheus and one or more of its affiliates); (iii) solicit or propose to effect or negotiate certain business combination transactions other than pursuant to the Stock Purchase Agreement; (iv) solicit, initiate or participate in any "solicitation" of "proxies" or become a "participant" in any "election contest" (as such terms are defined or used in Regulation 14A under the Exchange Act, disregarding certain provisions thereof); call, or participate in a call for, any special meeting of shareholders; request, or take any action to obtain any list of holders of any securities of the Company; or initiate, propose, participate in the making of, or solicit shareholders for the approval of any shareholder proposal; (v) seek Board representation or a change in the composition or size of the Board, except as permitted by the Stockholders Agreement; or (vi) assist or encourage any person with respect to any of the foregoing. As used herein, the term Adjusted Fully Diluted Basis shall mean Fully Diluted Basis, except that shares of Common Stock issuable upon conversion of the Company's outstanding convertible debt or upon exercise of options granted under management benefit plans shall not be included. After giving effect to the sale of 9,653,325 shares to Prometheus in the Transaction, and assuming no other change in the number of outstanding shares, Prometheus will own 49.9% of the Common Stock on an Adjusted Fully Diluted Basis.

For a period of two years after the shareholder approval date or, if earlier, until a Termination Event, Prometheus may not sell any shares of Common Stock. Thereafter, and during the remaining term of the Standstill Period, Prometheus will not transfer any shares of Common Stock, except (a) in transactions pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), (b) in negotiated transfers to third parties, other than any company which is primarily engaged in the assisted living business or derives $15 million in revenues from the assisted living business (an "Assisted Living Company"), (c) to certain affiliates who agree to be bound by the terms of the Stockholders Agreement, (d) in accordance with the Registration Rights Agreement in a bona fide public offering and (e) subject to certain conditions, to bona fide financial institutions for the purpose of securing bona fide indebtedness.

Registration Rights. Pursuant to the Registration Rights Agreement, the Company has granted certain registration rights to Prometheus that will enable Prometheus to resell in registered offerings certain shares of Common Stock and other securities of the Company acquired by it to the public under certain conditions. The shares issued to Prometheus pursuant to the Stock Purchase Agreement will not be registered under the Securities Act, and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available.

Conditions to Closing. Each of the Company's and Prometheus' obligations to effect the Second Closing and each of Subsequent Closings are subject to various mutual and unilateral conditions, including, without limitation, the following:
(i) receipt of Stockholder Approval; (ii) adoption of certain amendments to the Company Articles and Company Bylaws; (iii) receipt by the Company of title policies on certain of its properties, a promissory note from an affiliate of the Company and estoppel certificates from certain of the Company's landlords; and (iv) the satisfaction of various customary conditions, including the continuing correctness of the Company's representations and warranties in the Stock Purchase Agreement, the receipt of any consents necessary for the Transaction and the absence of a material adverse change in the condition of the Company.

No Solicitation of Competing Transactions. Under the Stock Purchase Agreement, the Company has agreed not to solicit any Competing Transaction (as defined below) and to give notice to Prometheus of any competing proposal that it receives. The Company's Board may, in accordance with the terms of the Stock Purchase Agreement, terminate the Transaction with Prometheus at any time in favor of a Competing Transaction which it determines in good faith will provide greater value to the Company's stockholders. Prior to entering into a definitive agreement with respect to a Competing Transaction, however, the Company must provide Prometheus with a minimum of (A) five business days' notice of the competing party's interest in pursuing a Competing Transaction and (B) two business days' notice of the superior proposal of the competing party. Within such five-business-day period or two-business-day period, as applicable, Prometheus may propose an improved transaction. For purposes of the Stock Purchase Agreement, a "Competing Transaction" is defined as (i) any acquisition in any manner, directly or indirectly (including through any option, right to acquire or other beneficial ownership), of more than 15% of the equity securities, on a Fully Diluted Basis, of the Company, or assets representing a material portion of the assets of the Company, other than any of the transactions contemplated by the Stock Purchase Agreement or (ii) any merger, consolidation, sale of assets, share exchange, recapitalization, other than business combination, liquidation, or other action out of the ordinary course of business of the Company, other than any of the transactions contemplated by the Stock Purchase Agreement.

Expenses; Break-Up Fee. The Stock Purchase Agreement provides that (i) if the Board does not recommend stockholder approval of the Transaction and either (A) the Company's shareholders fail to approve the Transaction or (B) the Second Closing has not occurred on or before January 31, 1998, or (ii) the Company fails to convene the Annual Meeting prior to December 31, 1997, then the Company shall pay Prometheus a $6.0 million adjustment to the purchase price of the shares purchased at the Initial Closing, a $7.0 million breakup fee and a portion of Prometheus' expenses. Alternatively, if the Board recommends shareholder approval of the Transaction and the shareholders fail to approve the Transaction, then the Company shall pay Prometheus an $8.7 million adjustment to the purchase price as well as a portion of Prometheus' expenses. If the transactions contemplated in the Stock Purchase Agreement do not close as a result of a willful breach of a material representation, warranty or covenant in the agreement on the part of the Company, then the Company will pay Prometheus $13.0 million as both an adjustment to the purchase price of the shares purchased in the Initial Closing and a breakup fee as well as a portion of Prometheus' expenses.

Right to Transfer. The Stock Purchase Agreement provides that if the Company does not receive Stockholder Approval prior to December 31, 1997, Prometheus shall have the right to transfer shares purchased at the Initial Closing without being subject to the restrictions on transfer set forth in the Stockholders Agreement, so long as it does not transfer any shares to an Assisted Living Company.


LIQUIDITY AND CAPITAL RESOURCES

        In the event that the pending transaction with Prometheus receives Stockholder Approval, Management believes that the Company's liquidity and capital resources will be significantly improved. Assuming Stockholder Approval, the Company will obtain gross equity proceeds of $135.1 million from the sale of its Common Stock to Prometheus.

        The Stock Purchase Agreement provides that (i) if the Board does not recommend Stockholder Approval of the Transaction and either (A) the Company's shareholders fail to approve the Transaction or (B) the Second Closing has not occurred on or before January 31, 1998, or (ii) the Company fails to convene the Annual Meeting prior to December 31, 1997, then the Company shall pay Prometheus a $6.0 million adjustment to the purchase price of the shares purchased at the Initial Closing, a $7.0 million breakup fee and a portion of Prometheus' expenses. Alternatively, if the Board recommends shareholder approval of the Transaction and the shareholders fail to approve the Transaction, then the Company shall pay Prometheus an $8.7 million adjustment to the purchase price as well as a portion of Prometheus' expenses. If the transactions contemplated in the Stock Purchase Agreement do not close as a result of a willful breach of a material representation, warranty or covenant in the agreement on the part of the Company, then the Company will pay Prometheus $13.0 million as both an adjustment to the purchase price of the shares purchased in the Initial Closing and a breakup fee as well as a portion of Prometheus' expenses.

        In the event that the Transaction is not consummated, the adjustment to Prometheus' purchase price and the potential payment of a breakup fee, the Company's liquidity will be negatively impacted. As a result, the equity received by Prometheus' initial investment of $26.9 million would be reduced between $8.7 million to $13 million.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ARV ASSISTED LIVING, INC.


By: /s/ Graham P. Espley-Jones
   ---------------------------------------------------
Graham P. Espley-Jones
Chief Financial Officer
(Duly authorized and principal financial officer)

Date: October 21, 1997

By: /s/ Patrick M. Donovan
   ---------------------------------------------------
Patrick M. Donovan
Vice President Finance
(Duly authorized officer)

Date: October 21, 1997