Form 10-Q
period 1997-09-30
ARV ASSISTED LIVING INC
filed 1997-11-14
CIK 949322

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                ----------------


      (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                                 Yes X No

    The number of outstanding shares of the Registrant's Common Stock, no par value, as of November 11, 1997 was 11,584,272.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               (UNAUDITED)
                                                              SEPTEMBER 30,      MARCH 31,
                                                                  1997             1997
                                                               ---------         ---------
ASSETS
Cash and cash equivalents                                      $  24,724         $  15,964
Accounts receivable, net                                           4,019             2,410
Fees receivable from affiliates                                    1,310             1,105
Investments in real estate held for sale                              --             1,984
Restricted cash                                                      121                --
Other assets                                                       9,006             5,965
                                                               ---------         ---------
           Total current assets                                   39,180            27,428
Restricted cash                                                      193             1,912
Property, furniture and equipment, net                           131,601           122,199
Deferred project costs                                             1,034             1,072
Notes receivable from affiliates, net                                235               234
Deferred tax asset                                                 2,265             2,004
Other noncurrent assets                                           10,055             9,382
                                                               ---------         ---------
                                                               $ 184,563         $ 164,231
                                                               =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                       $  11,698         $   8,566
Accrued interest payable                                             103             1,941
Deferred revenue, current portion                                     46                --
Notes payable, current portion                                       879             2,027
Notes payable and other amounts due to affiliates                    119                40
Liabilities related to Tax Credit Properties                         200             1,219
                                                               ---------         ---------
           Total current liabilities                              13,045            13,793

Accrued liabilities, long term                                       192                --
Deferred revenue, less current portion                               904               576
Notes payable, less current portion                               90,659            90,481
                                                               ---------         ---------
                                                                 104,800           104,850
                                                               ---------         ---------
Minority interest in majority owned entities                       7,923             8,007
                                                               ---------         ---------

Series B Preferred stock, convertible and redeemable
   Stated and liquidation value $2.50; authorized 2,000
   shares, none issued and outstanding                                --                --

Shareholders' equity
    Common stock, no par value. Authorized 100,000
     shares; issued and outstanding 11,542 and 9,613
     shares at September 30 and March 31, 1997,
     respectively                                                 86,103            60,749
    Accumulated deficit                                          (14,263)           (9,375)
                                                               ---------         ---------
           Total shareholders' equity                             71,840            51,374
                                                               ---------         ---------
                                                               $ 184,563         $ 164,231
                                                               =========         =========

                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                       ---------------------     ----------------------
                                                         1997         1996         1997          1996
                                                       --------      -------     --------      --------
REVENUE:
  Assisted living facility revenue                     $ 25,624      $16,585     $ 50,289      $ 30,031
  Therapy and other services                              2,637        1,763        4,919         2,708
  Interest income                                           413          461          652         1,278
  Other income                                              143          288          313           425
                                                       --------      -------     --------      --------
         Total revenue                                   28,817       19,097       56,173        34,442
                                                       --------      -------     --------      --------
EXPENSES:
  Assisted living facility operating expense             17,419       10,341       33,155        18,802
  Assisted living facility lease expense                  5,260        2,868       10,229         5,615
  General and administrative                              4,406        1,690        6,969         3,357
  Therapy and other                                       2,543          682        4,403           682
  Depreciation and amortization                           1,686          903        3,164         1,571
  Interest                                                1,483        1,252        2,887         2,653
                                                       --------      -------     --------      --------
         Total expenses                                  32,797       17,736       60,807        32,680
                                                       --------      -------     --------      --------
Income (loss) before income tax expense
  (benefit), minority interest in income of
  majority owned entities and extraordinary item         (3,980)       1,361       (4,634)        1,762
Income tax expense (benefit)                                  9          509         (249)          659
                                                       --------      -------     --------      --------
Income (loss) before minority interest in
 income of majority owned entities and
 extraordinary item                                      (3,989)         852       (4,385)        1,103
Minority interest in income of majority
  owned entities                                             96          105          503           105
                                                       --------      -------     --------      --------

Income (loss) before extraordinary item                  (4,085)         747       (4,888)          998
Extraordinary item, loss from early
    extinguishment of debt, net of income
    tax benefit of $231                                      --           --           --           386
                                                       --------      -------     --------      --------
Net income (loss)                                      $ (4,085)     $   747     $ (4,888)     $    612
                                                       ========      =======     ========      ========
INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary item              $  (0.37)     $  0.08     $  (0.47)     $   0.11
  Extraordinary loss, early extinguishment of debt           --           --           --         (0.04)
                                                       --------      -------     --------      --------
  Net income (loss)                                    $  (0.37)     $  0.08     $  (0.47)     $   0.07
                                                       ========      =======     ========      ========
 Weighted average number of common shares
    Outstanding                                          11,082        9,523       10,355         9,215
                                                       ========      =======     ========      ========

                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              1997          1996
                                                            --------      --------
Net cash provided by (used in)
    operating activities (including changes in
    all operating assets and liabilities)                   $ (8,436)     $  1,081
                                                            --------      --------
Cash flows used in investing activities:
    (Increase) decrease in deferred project costs               (837)          136
    Increase in investments in real estate, net                 (258)       (3,690)
    Proceeds from sale of real estate                          1,851            --
    Additions to property, furniture and equipment           (11,596)      (44,737)
    Decrease in restricted cash                                1,598         4,057
    Proceeds from distributions from Senior Income Fund        3,397            --
    Equity investment in affiliated partnerships                (620)           --
    Purchase of limited partnership interests                     --       (13,912)
    Other                                                       (283)          175
                                                            --------      --------
          Net cash used in investing activities               (6,748)      (57,971)
                                                            --------      --------

Cash flows from financing activities:
   Issuance of common stock, net of issuance costs            25,354           193
   Borrowings under notes payable                                 --        20,090
   Repayments of notes payable                                (1,410)       (7,149)
   Issuance of convertible  subordinated notes, net of
     issuance costs                                               --        55,195
   Repurchase of convertible subordinated notes                   --        (1,692)

   Extraordinary loss from early extinquishment of debt           --          (386)
                                                            --------      --------
          Net cash provided by financing activities           23,944        66,251
                                                            --------      --------
          Net increase in cash                                 8,760         9,361

Cash and cash equivalents, at beginning of period             15,964         7,454
                                                            --------      --------
Cash and cash equivalents, at end of period                 $ 24,724      $ 16,815
                                                            ========      ========

Supplemental schedule of cash flow information:
Cash paid during the period for:
     Interest                                               $  5,544      $  3,088
                                                            ========      ========
     Income taxes                                           $     13      $    625
                                                            ========      ========

Supplemental schedule of noncash investing
and financing activities:
     Minority interests in joint venture                    $    588      $     --
                                                            ========      ========
      Acquisition of SynCare for stock                      $     --      $    485
                                                            ========      ========

      Conversion of 8 % convertible redeemable
       preferred stock to common stock                      $     --      $  2,358
                                                            ========      ========
     Conversion of 10% convertible subordinated
       notes to common stock                                $     --      $ 10,988
                                                            ========      ========

                            See accompanying notes to
                        unaudited condensed consolidated
                              financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior period amounts in order to conform to the presentation at September 30, 1997. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1997. The results of operations for the three month and six month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full fiscal year.

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

NEW PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which is effective for both interim and annual reporting periods ending after December 15, 1997. This standard requires restatement of prior interim and annual earnings per share calculations. SFAS No. 128 replaces fully diluted EPS with diluted EPS and replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options and warrants under the treasury stock method. The Company will adopt the new standard in its reporting for the fiscal year and nine month period ended December 31, 1997 (see Note 3). Management does not believe that adoption of this standard will have a significant impact on earnings per share.

The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income, including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for disclosure of comprehensive income and its components in the financial statements. Management does not believe that SFAS No. 130 will have an impact on the consolidated financial statements.

The FASB has also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived form the enterprise's products or services (or groups of similar products or services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Comparative information for interim periods is not required until the second year of application. Management does not believe that SFAS No. 131 will have an impact on the consolidated financial statements.

INCOME (LOSS) PER SHARE

The number of shares used in computing income (loss) per share is equal to the weighted average number of common shares and common equivalent shares outstanding during the respective periods. Common stock equivalents relating to options and warrants are not included in 1997 due to their antidilutive effect.

(2) COMMITMENTS AND CONTINGENT LIABILITIES

The Company and certain major shareholders have guaranteed indebtedness of certain affiliated partnerships as follows:

                                                                      MAJORITY
                                                        COMPANY     SHAREHOLDERS
                                                        -------     ------------
                                                           (IN THOUSANDS)
Notes secured by real estate                            $13,051       $13,426
Construction loans associated with the
development and Construction of affordable
housing apartments                                      $36,929       $31,052

The maximum aggregate amount of guaranteed land and construction loans is $42.3 million at September 30, 1997.

The Company has guaranteed tax credits for certain partnerships in the aggregate amount of $78.4 million, excluding interest, penalties or other charges which might be assessed against the partners.

Certain claims may be made under the aforementioned loan guarantees based upon the performance of the assets securing such loans. Management has reserved for such claims where reasonably estimable. (See Management's Discussion and Analysis -- Liquidity.)

(3) SUBSEQUENT EVENTS

On October 13, 1997, the Company's Board of Directors approved a change in the Company's fiscal year end to December 31 from its current March 31 year-end. This change will be effective with the current year ending December 31, 1997, and the transition report will be filed with the Securities and Exchange Commission on Form 10-K.

On October 13, 1997, Gary L. Davidson resigned from his offices as Chairman, Chief Executive Officer and President of the Company. John J. Rydzewski, an outside director, was appointed Chairman of the Board. John A. Booty, the co-founder and former President of the Company, and a director of the Company, became the President and Chief Executive Officer on an interim basis. In conjunction with his resignation, the Company entered into a separation agreement with Mr. Davidson (the "Separation Agreement"). Pursuant to the terms of the Separation Agreement, the Company paid Mr. Davidson $526,100 plus all accrued unpaid vacation pay due him and reimbursement of business expenses incurred on or before October 13, 1997. On January 2, 1998, the Company will pay Mr. Davidson a second payment of $526,100. In addition, the Company agreed to reimburse Mr. Davidson's reasonable attorney's fees incurred in the negotiation of the Separation Agreement in an amount not to exceed $20,000. The Company recorded a charge to general and administrative expenses related to this agreement during the quarter ended September 30, 1997.

On October 30, 1997, the Company issued $60 million of Convertible Subordinated Notes (the "Notes") to Prometheus Assisted Living LLC ("Prometheus"), an affiliate of Lazard Freres Real Estate Investors LLC ("LFREI"). The Notes, which bear interest at 6.75%, payable in semi-annual interest only installments, are due 2007. They are convertible into approximately 3.5 million shares of the Company's common stock at $17.25 per share. The Company has the option to call the Notes at any time, subject to a redemption premium schedule as defined in the Notes. The Notes rank pari passu with the Company's existing 6.75% Convertible Subordinated Notes due 2006. This transaction replaced a previous agreement that called for Prometheus to purchase up to $135 million of newly issued common stock from the Company. Under the earlier arrangement, Prometheus had acquired, in July, 1.9 million shares of common stock from the Company for $14 per share. In the event of a change in control or a termination of trading, as defined, Prometheus (i) may elect to require the Company to repurchase the Notes at a purchase price equal to 101% of the principal amount of such Notes or
(ii) in the case of a Change of Control not approved by a majority of the continuing directors of the Company, may require the Company to convert the Notes at a price of $16.25 per share.

Effective November 10, 1997, the Company listed its common stock for trading on the American Stock Exchange under the symbol "SRS". Prior to November 10, 1997, the Company's common stock was listed on the NASDAQ National Market System.

On November 10, 1997, the Company also announced that the Board of Directors unanimously approved the institution of a stock buy-back program in which the Company may repurchase ARV common shares on the open market from time-to-time, depending on market conditions. The Company has allocated up to $25 million for this stock buy-back program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

As of September 30, 1997, the Company operated 49 assisted living facilities ("ALFs") containing 6,302 units, including 2 owned by a limited partnership for which the Company serves as the managing general partner and facility manager ("Affiliated Partnership"). Of the remaining 47 facilities, 32 are leased by the Company pursuant to long-term operating leases ("Leased ALFs") and 15 facilities are owned by the Company for its own account ("Owned ALFs"). The Company was in various stages of construction on 6 ALFs with an anticipated total of 756 units at September 30, 1997.

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

Growth has been achieved through the development and acquisition of ALFs which the Company owns for its own account or leases pursuant to long-term operating leases with health care REITs ("Health Care REIT"). Since April 1994 when the Company entered into its first long-term operating lease with a Health Care REIT, the Company has developed, acquired for its own account or entered into long-term operating leases with Health Care REITs or other lessors, 47 ALFs totaling 6,046 units (95.9% of its portfolio of 6,302 units at September 30, 1997). Of these ALFs, 24 facilities (2,476 units) were previously owned or leased by Affiliated Partnerships inclusive of 10 facilities (940 units) owned by American Retirement Villas Properties II, a California limited partnership in which the Company acquired a controlling interest as described below. Of the remaining facilities, 15 facilities (2,429 units) were acquired from unrelated third-party owners. Since March 31, 1997, the Company has opened four additional development projects: Eastlake Terrace, a 93 unit community located in Elkhart, Indiana, was opened in April 1997; the Inn at Summit Ridge, a 76 unit community located in Reno, Nevada, was opened in May 1997; Vista Del Rio, a 150 unit community located in Albuquerque, New Mexico, was opened in June 1997 and Prospect Park Residence, a 128 unit community located in Brooklyn, New York, was opened in July 1997.

On August 23, 1996, the Company acquired a 51% controlling interest in American Retirement Villas Properties II which operates five Owned ALFs and five Leased ALFs totaling 940 units. The acquisition was completed pursuant to a tender offer for limited partnership units not already owned by the Company.

In addition to its acquisition of ALFs, the Company, through ARV Health Care, Inc., a wholly-owned subsidiary ("ARV Health Care"), acquired all of the outstanding stock of SynCare, Inc., a California corporation ("SynCare"), and its three wholly owned subsidiaries, ProMotion Rehab, a California corporation ("ProMotion"), ProMotive Rehabilitation Services, a California corporation ("ProMotive") and BayCare Rehabilitative Services, Inc., a California corporation, ("BayCare") on August 22, 1996. SynCare, through its ProMotive and BayCare subsidiaries, provides physical, occupational and speech therapies to residents of assisted living facilities in California, Texas, Florida, Ohio and Nevada. As of October 30, 1996, SynCare was merged into ARV Health Care and as of December 26, 1996, ProMotion and BayCare were merged into ProMotive.

On July 14, 1997, the Company entered into a definitive agreement (the "Stock Purchase Agreement") with Prometheus Assisted Living LLC ("Prometheus"), a Delaware limited liability company, an affiliate of Lazard Freres Real Estate Investors LLC ("LFREI"), a New York limited liability company, pursuant to which Prometheus committed to invest $135 million to acquire approximately 9.6 million newly-issued shares of the Company's common stock at $14 per share. Under the terms of the Stock Purchase Agreement, Prometheus agreed to purchase approximately 1.9 million newly-issued restricted shares of common stock (approximately 17.6% of the Company's outstanding stock prior to issuance) upon completion of its due diligence. On July 23, 1997, Prometheus completed its due diligence and acquired 1.9 million newly issued restricted common shares for approximately $26.9 million. Subsequent to the initial purchase of common stock by Prometheus, the transaction was restructured as described below.

On July 14, 1997, the Company adopted a shareholders rights plan under which it declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or more of the Company's stock or announces a tender offer for 10% of the common stock. When exercisable, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right's then-current exercise price, a number of common shares of the Company having a market value of twice the Right's exercise price. If the Company is acquired in a merger or other business combination transaction which has not been approved by the Company's Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. The shares purchased by Prometheus are exempt from the provisions of the rights plan as are the shares owned by Gary L. Davidson, the Company's former Chief Executive Officer and President, who beneficially owned approximately 10% of the Company's common stock at the time of adoption of the shareholders rights plan.

On September 29, 1997, the Company's Board of Directors entered into a letter agreement (the "Letter Agreement") to allow Prometheus Senior Quarters LLC, an affiliate of Prometheus and LFREI, to acquire approximately 92% of the outstanding stock of Kapson Senior Quarters (the "Kapson Investment"), the largest public operator of assisted living facilities in the Northeast United States. LFREI agreed to propose that the Company establish a relationship with Kapson structured as a strategic alliance, with the two companies remaining independent. It was agreed that the companies would explore opportunities for creating economies of scale, especially in the development of new facilities, and the Company would have the right to manage and/or lease existing Kapson facilities as well as manage, purchase and/or lease new facilities developed by Kapson at fair market value. The Letter Agreement was subsequently amended as outlined below.

On October 29, 1997, the Company amended the Stock Purchase Agreement with Prometheus and LFREI. Pursuant to the amended agreement on October 30, 1997, the Company issued $60 million of Convertible Subordinated Notes (the "Notes") to Prometheus. The Notes, which bear interest at 6.75%, payable in semi-annual interest only installments, are due 2007. They are convertible into approximately 3.5 million shares of the Company's common stock at $17.25 per share. The Company has the option to call these notes at any time, subject to a redemption premium schedule as defined in the Notes. The Notes rank pari passu with the Company's existing 6.75% Convertible Subordinated Notes due 2006. This transaction was entered into in lieu of the purchase by Prometheus of the remaining balance of the 9.6 million shares of the Company's common stock under the original Stock Purchase Agreement, as described above. In addition, the Letter Agreement was amended and restated to provide, among other things, that if mutually agreeable arrangements regarding leasing or management agreements of all existing or planned facilities of Kapson are not entered into with the Company by the later of three months following the closing of the Kapson Investment or May 1, 1998, the Letter Agreement will terminate.

At September 30, 1997, the Company had the following projects under construction and anticipates that the schedule set forth below can be met, although there can be no assurance in this regard. Construction is subject to numerous risks which could cause delays or the abandonment of a project or projects.

                                          ANTICIPATED
      FACILITIES                             # OF            ANTICIPATED
  UNDER CONSTRUCTION       LOCATION          UNITS             OPENING*
  ------------------     -------------        ---         ----------------
Las Posas                Camarillo, CA        123         4th Quarter 1997
Sun Lake Terrace         Las Vegas, NV        129         1st Quarter 1998
Canterbury Woods         Attleboro, MA        132         2nd Quarter 1998
Sutton Place             Las Vegas, NV        142         3rd Quarter 1998
The Lakes                Ft. Myers, FL        154         3rd Quarter 1998
Inn at Brookside         Stockton, CA          76         3rd Quarter 1998
                                             ----
Total Units Under Construction                756
                                             ====

* Denotes calendar quarters.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

Total revenue for the three months ended September 30, 1997 increased $9.7 million to $28.8 million from $19.1 million for the three months ended September 30, 1996. This increase was primarily due to an increase in assisted living facility revenue as described below.

Assisted living facility revenue increased $9.0 million to $25.6 million for the three months ended September 30, 1997 from $16.6 million for the three months ended September 30, 1996. Assisted living revenue increased due to an increase in the number of Owned ALFs and Leased ALFs operated by the Company. As of September 30, 1997, the Company operated 47 ALFs for its own account consisting of 32 Leased ALFs and 15 Owned ALFs. For the three months ended September 30, 1996, the Company operated a total of 39 ALFs for its own account consisting of 22 Leased ALFs pursuant to long-term operating leases with Health Care REITs and 17 Owned ALFs. Since September 30, 1996, the Company has acquired controlling interests in two Affiliated Partnerships which owned or leased 11 ALFs previously managed by the Company. The consolidated operations of the Affiliated Partnerships increased ALF revenue by $3.3 million, when compared with the comparable period in the prior year. The acquisition of three ALFs from third parties and development of five ALFs provided additional ALF revenue of $3.6 million, when compared with the comparable period in the prior year. Moreover, the operations of 24 ALFs acquired at various times during the three months ended September 30, 1996, were recognized for a full quarter during the three months ended September 30, 1997 increasing ALF revenue by $2.2 million, when compared with the comparable period in the prior year.

Therapy and services revenue increased $0.8 million to $2.6 million for the three months ended September 30, 1997 from $1.8 million for the three months ended September 30, 1996. ARV Health Care, a wholly owned subsidiary of the Company, contributed $2.4 million to service revenue from physical, occupational and speech rehabilitation therapies for the three months ended September 30, 1997, an increase of $1.8 million compared with the corresponding period in the prior year. This increase is due to an increase in the number of rehabilitation extension sites increasing from 36 to 66 since September 30, 1996, as well as the fact that the acquisition of ARV Healthcare occurred during the quarter ended September 30, 1996 resulting in only 40 days of operations being recognized in that period. Management fees were approximately $0.4 million for the three months ended September 30, 1997, which is consistent with the corresponding period in the prior year. Development fees decreased $0.8 million to zero for the three months ended September 30, 1997 from $0.8 million for the three months ended September 30, 1996. This decrease was primarily due to a reduction of fees earned from the development of apartments under the Federal Tax Credit Program.

Interest income decreased $0.1 million to $0.4 million for the three months ended September 30, 1997 from $0.5 million for the three months ended September 30, 1996 primarily due to lower average cash balances carried by the Company during the three months ended September 30, 1997.

Expenses increased $15.1 million to $32.8 million for the three months ended September 30, 1997 from $17.7 million for the three months ended September 30, 1996, primarily due to additional assisted living facility operating and lease expenses.

Assisted living facility operating and lease expenses increased $7.1 million and $2.4 million to $17.4 million and $5.3 million, respectively, for the three months ended September 30, 1997 from $10.3 million and $2.9 million, respectively, for the three months ended September 30, 1996. These increases were primarily due to the additional number of Owned and Leased ALFs operated by the Company during the three months ended September 30, 1997, as discussed above. The acquisition of controlling interests in two Affiliated Partnerships which owned or leased 11 ALFs previously managed by the Company increased ALF operating and lease expenses by $2.1 million and $0.2 million, respectively, when compared with the comparable period in the prior year. The acquisition of three ALFs from third parties and development of five ALFs increased ALF operating and lease expenses by $3.1 million and $1.4 million, respectively, when compared with the comparable period in the prior year. Moreover, the operations of 24 ALFs acquired at various times during the three months ended September 30, 1996, were recognized for a full quarter during the three months ended September 30, 1997 increasing ALF operating and lease expenses by $1.3 million and $0.8 million, respectively, when compared with the comparable period in the prior year.

General and administrative expenses increased $2.7 million to $4.4 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996. The increase was primarily a result of the severance agreement reached with the former Chairman, Chief Executive Officer and President and the additional staffing necessary to accommodate the increased operations of the Company.

Therapy and other expenses increased $1.8 million to $2.5 million for the three months ended September 30, 1997 from $0.7 million for the three months ended September 30, 1996. This increase is primarily the result of expenses incurred in the operation of 30 new rehabilitation centers of ARV Health Care since September 30, 1996.

Depreciation and amortization expenses increased $0.8 million to $1.7 million for the three months ended September 30, 1997 from $0.9 million for the three months ended September 30, 1996. The increased is primarily due to depreciation and amortization charges associated with the Company's increased number of Owned ALFs.

Interest expense increased $0.2 million to $1.5 million for the three months ended September 30, 1997 compared with $1.3 million for the three months ended September 30, 1996. Interest expense consisted primarily of interest incurred on the Company's $57.5 million of 6 3/4%, convertible subordinated notes due 2006 (the "2006 Notes") as well as mortgage interest on Owned ALFs.

Income tax expense decreased by $0.5 million from $0.5 million for the three months ended September 30, 1996 to zero for the three months ended September 30, 1997. The Company recorded a valuation allowance on the entire income tax benefit generated as a result of operating losses incurred during the three months ended September 30, 1997.

Minority interest in income of majority owned entities was $0.1 million for each of the periods ended September 30, 1997 and 1996. For the three months ended September 30, 1997, minority interest in income of majority owned entities was $0.4 million, offset by the minority interest in losses of majority owned entities of $0.3 million. Such losses were incurred in start-up losses incurred in the opening of a newly developed owned ALF.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1996

Total revenue for the six months ended September 30, 1997 increased $21.8 million to $56.2 million from $34.4 million for the six months ended September 30, 1996. This increase was primarily due to an increase in assisted living facility revenue as described below.

Assisted living facility revenue increased $20.3 million to $50.3 million for the six months ended September 30, 1997 from $30.0 million for the six months ended September 30, 1996. Assisted living revenue increased primarily due to an increase in the number of Owned ALFs and Leased ALFs operated by the Company. As of September 30, 1997, the Company operated 47 ALFs for its own account consisting of 32 Leased ALFs and 15 Owned ALFs. For the six months ended September 30, 1996, the Company operated a total of 39 ALFs for its own account consisting of 22 Leased ALFs pursuant to long-term operating leases with Health Care REITs and 17 Owned ALFs. Since September 30, 1996, the Company has acquired controlling interests in two Affiliated Partnerships which owned or leased 11 ALFs previously managed by the Company. The consolidated operations of the Affiliated Partnerships increased ALF revenue by $8.4 million, when compared with the comparable period in the prior year. The acquisition of three ALFs from third parties and development of five ALFs provided additional ALF revenue of $6.6 million, when compared with the comparable period in the prior year. Moreover, the operations of 24 ALFs acquired at various times during the six months ended September 30, 1996, were recognized for a full six months during the six months ended September 30, 1997 increasing ALF revenue by $5.5 million, when compared with the comparable period in the prior year.

Therapy and services revenue increased $2.2 million to $4.9 million for the six months ended September 30, 1997 from $2.7 million for the six months ended September 30, 1996. ARV Health Care, a wholly owned subsidiary of the Company, contributed $4.2 million to service revenue from physical, occupational and speech rehabilitation therapies for the six months ended September 30, 1997, an increase of $3.6 million compared with the corresponding period in the prior year. This increase is due to an increase in the number of rehabilitation sites increasing from 36 to 66 since September 30, 1996, as well as the fact that the acquisition of ARV Health Care occurred during the quarter ended September 30, 1996 resulting in only 40 days of operations being recognized in that six month period. Management fees for the six months ended September 30, 1997 decreased $0.3 million to $0.7 million from $1.0 million for the six months ended September 30, 1996. This is primarily due to the Company's purchases of controlling interests in certain of the Affiliated Partnerships. As a result of acquiring such controlling interests, the Company no longer recognizes management fees on those properties. Development fees decreased $1.1 million to zero for the six months ended September 30, 1997 from $1.1 million for the six months ended September 30, 1996. This decrease was primarily due to a reduction of fees earned from the development of apartments under the federal tax credit program.

Interest income decreased approximately $0.6 million to $0.7 million for the six months ended September 30, 1997 from $1.3 million for the six months ended September 30, 1996 primarily due to lower average cash balances carried by the Company during the six months ended September 30, 1997. During the six months ended September 30, 1996, the Company's average cash balances were greater than usual following the issuance of the convertible subordinated notes due in 2006.

Expenses increased $28.1 million to $60.8 million for the six months ended September 30, 1997 from $32.7 million for the six months ended September 30, 1996 primarily due to additional assisted living facility operating and lease expenses.

Assisted living facility operating and lease expenses increased $14.4 million and $4.6 million to $33.2 million and $10.2 million, respectively, for the six months ended September 30, 1997 from $18.8 million and $5.6 million, respectively, for the six months ended September 30, 1996. These increases were primarily due to the additional number of Owned and Leased ALFs operated by the Company during the six months ended September 30, 1997, as discussed above. The acquisition of controlling interests in two Affiliated Partnerships which owned or leased 11 ALFs previously managed by the Company increased ALF operating and lease expenses by $5.3 million and $0.5 million, respectively, when compared with the comparable period in the prior year. The acquisition of three ALFs from third parties and development of five ALFs increased ALF operating and lease expenses by $5.2 million and $2.5 million, respectively, when compared with the comparable period in the prior year. Moreover, the operations of 24 ALFs acquired at various times during the six months ended September 30, 1996, were recognized for a full six months during the six months ended September 30, 1997 increasing ALF operating and lease expenses by $3.2 million and $1.6 million, respectively, when compared with the comparable period in the prior year.

General and administrative expenses increased $3.6 million to $7.0 million for the six months ended September 30, 1997 from $3.4 million for the six months ended September 30, 1996. The increase was primarily a result of the severance agreement reached with the former Chairman, Chief Executive Officer and President, expenses related to the Company's strategic planning process and the additional staffing necessary to accommodate the increased operations of the Company.

Therapy and other expenses increased $3.7 million to $4.4 million for the six months ended September 30, 1997 from $0.7 million for the six months ended September 30, 1996. This increase is primarily the result of expenses incurred in the operation of 30 new rehabilitation centers of ARV Health Care since its acquisition in August 1996.

Depreciation and amortization expenses increased $1.6 million to $3.2 million for the six months ended September 30, 1997 from $1.6 million for the six months ended September 30, 1996. The increased is primarily due to depreciation and amortization charges associated with the Company's increased number of Owned ALFs.

Interest expense increased $0.2 million to $2.9 million for the six months ended September 30, 1997 compared with $2.7 million for the six months ended September 30, 1996. Interest expense consisted primarily of interest incurred 2006 Notes as well as mortgage interest on Owned ALFs.

Income tax expense decreased by $0.9 million from $0.7 million for the six months ended September 30, 1996 to an income tax benefit of $0.2 million for the six months ended September 30, 1997. During the six months ended September 30, 1997, the Company recorded an income tax benefit as a result of operating losses incurred, which will offset future taxable income.

Minority interest in income of majority owned entities increased $0.4 million to $0.5 million for the six months ended September 30, 1997 compared with $0.1 million for the six months ended September 30, 1996. The increase is due to the acquisition of a 51% controlling interest in American Retirement Villas Properties II in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's unrestricted cash balances were $24.7 million and $16.0 million at September 30, 1997 and March 31, 1997, respectively.

In September 1996, the Company obtained a $10 million line of credit from Imperial Bank (the "Imperial Bank Line") to be used for acquisition, development and general corporate purposes. As of September 30, 1997, the Company had used the Imperial Bank Line to provide $9.2 million of letters of credit as security deposits for Leased ALFs.

At September 30, 1997, the Company had borrowed $8.8 million under its $35 million credit line with Bank United of Texas (the "Bank United Line"). These borrowings, which are cross-defaulted and cross-collateralized, were secured by mortgages recorded against two of the Company's Owned ALFs. In addition, the Company guaranteed a $7.7 million loan borrowed from the Bank United Line by an Affiliated Partnership for the construction of an ALF.

On October 30, 1997, the Company issued $60 million of Convertible Subordinated Notes (the "Notes") to Prometheus Assisted Living LLC ("Prometheus"), an affiliate of Lazard Freres Real Estate Investors LLC ("LFREI"). The Notes, which bear interest at 6.75%, payable in semi-annual interest only installments, are due 2007. They are convertible into approximately 3.5 million shares of the Company's common stock at $17.25 per share. The Company has the option to call the Notes at any time, subject to a redemption premium schedule as defined in the Notes. The Notes rank pari passu with the 2006 Notes.

Working capital increased to $26.1 million as of September 30, 1997 compared to working capital of $13.6 million at March 31, 1997. The increase was due primarily to net proceeds from the issuance of common stock of $25.4 million, offset by investments in fixed assets of $11.6 million.

For the six months ended September 30, 1997, cash used in operating activities was $8.4 million, while cash provided by operating activities was $1.1 million for the comparable period in the previous year. For the six months ended September 30, 1997, the primary components of cash used by operating activities were net loss, increases in accounts receivable and other assets combined with decreases in accounts payable and accrued interest payable. For the six months ended September 30, 1996, the $1.1 million of cash provided by operating activities was principally the result of net income before extraordinary item increased by non-cash charges for depreciation and amortization along with increases in accrued liabilities and deferred revenue partially offset by increases in other assets.

Cash used in investing activities was $6.7 million for the six months ended September 30, 1997, compared to $58.0 million for the six months ended September 30, 1996. For the six months ended September 30, 1997, uses of cash primarily include $11.6 million of additions to property, furniture and equipment and $1.6 million in costs related to the sale of common stock. These amounts were offset by a $1.6 million increase in restricted cash and $3.4 million in distributions from Senior Income Fund LP, a limited partnership in which the Company owns a minority interest. For the six months ended September 30, 1996, the primary components of the $58.0 million used by investing activities were $44.7 million used to purchase fixed assets and $13.9 million used in the purchase of limited partnership interests.

Net cash provided by financing activities during the six months ended September 30, 1997 was $23.9 million compared to $66.3 million provided by financing activities for the six months ended September 30, 1996. During the six months ended September 30, 1997, the primary source of cash from financing activities was the net proceeds from the sale of common stock offset by expenditures of $1.4 million to repay debt. For the six months ended September 30, 1996, the Company received $55.2 million, net of issuance costs, from the issuance of the 2006 Notes and $20.1 million of borrowings under notes payable to banks. These amounts were offset by expenditures of $7.1 million to repay debt, $0.4 million from the extraordinary loss from the early extinguishment of debt and $1.7 million paid for the repurchase of convertible subordinated notes.

The Company's capital requirements include acquisition and rehabilitation costs of ALFs, security deposits on Leased ALFs, ALF pre-development costs, initial operating costs of newly developed ALFs, payment of interest, owner's equity contributions in connection with certain Affiliated Partnerships financed under the Federal Tax Credit Program, and working capital. The Company is discontinuing its future activities with respect to developments under the Federal Tax Credit Program and, accordingly, expects that its future outlays for existing developments will diminish. The Company is contingently liable for (i) certain secured and unsecured indebtedness of affiliates which it has guaranteed and (ii) tax credit guarantees. The Company does not currently generate sufficient cash from operations to fund its recurring working capital requirements, primarily as a result of initial operating costs of newly developed ALFs. As a result of the Company's issuance of common stock and the Notes, management believes that the Company has sufficient capital to meet its requirements in the near term. However, the Company anticipates that it may be necessary to obtain additional financing in order to continue its aggressive growth strategy and there can be no assurances that the Company will be able to obtain financing on favorable terms.

Due to the Company's status as a general partner in tax credit partnerships and pursuant to the terms of its development and property management agreements, the Company has provided certain guarantees for the benefit of these partnerships. Among these guarantees are operating deficit, tax credit and financing guarantees. During the year ended March 31, 1997, the operations of certain of the tax credit partnerships declined to the extent that management believed that obligations under the Company's guarantees would be recognized. As a result, management established a reserve of $1.2 million associated with its estimated obligations under operating deficit guarantees. Through the six months ended September 30, 1997, the Company has funded $1.0 million pursuant to its obligations under operating deficit guarantees which have been charged against the reserve. To the extent that the operations of certain tax credit partnerships do not improve prior to the maturity of the existing construction financing (calendar year 1999), the Company may be required to fund additional amounts under the terms of its financing guarantees. Management has not made reserves for potential funding of obligations under its financing guarantees as the likelihood of such obligations cannot be reasonably ascertained.

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

In the event that the court finds against ARVP II, rent for the Campbell and Sunnyvale facilities could increase significantly, which will reduce net income and cash available for distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

Two other facilities leased by ARVP II, the Retirement Inn of Fremont (Fremont) and the Retirement Inn at Burlingame (Burlingame) are owned by entities which are related to the entities that own the Campbell and Sunnyvale facilities. It is not known whether the landlords of those facilities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

     3 Articles of Incorporation and By Laws, as amended, incorporated by reference to the Company's S-1 filing on October 17, 1995.

     4 Rights Agreement, dated as of July 14, 1997, between ARV Assisted Living, Inc., and ChaseMellon Shareholder Services, L.L.C. which includes the form of Certificate of Determination of the Series C Junior Participating Preferred Stock of ARV Assisted Living, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 4.1 to the Company's 8-K filed with the Securities and Exchange Commission on August 8, 1997.

    10.1 Stock Purchase Agreement dated as of July 14, 1997, by and among Prometheus Assisted Living LLC, Lazard Freres Real Estate Investors L.L.C. and the Company, incorporated by reference to Exhibit 10.1 to the Company's 8-K filed with the Securities and Exchange Commission on July 23, 1997.

    10.2 Amendment to Stock Purchase Agreement dated as of July 20, 1997, by and among Prometheus Assisted Living LLC, Lazard Freres Real Estate Investors L.L.C. and the Company, incorporated by reference to Exhibit
          10.2 to the Company's 8-K filed with the Securities and Exchange Commission on July 23, 1997.

    10.3 Second Amendment to Stock Purchase Agreement dated as of July 22, 1997, by and among Prometheus Assisted Living LLC, Lazard Freres Real Estate Investors L.L.C. and the Company, incorporated by reference to
          Exhibit 10.3 to the Company's 8-K filed with the Securities and Exchange Commission on July 23, 1997.

    10.4 Stockholders Agreement dated as of July 14, 1997, by and among Prometheus Assisted Living LLC, Lazard Freres Real Estate Investors L.L.C. and the Company, incorporated by reference to Exhibit 10.4 to the Company's 8-K filed with the Securities and Exchange Commission on July 23, 1997.

    10.5 Registration Rights Agreement dated as of July 14, 1997, by and between Prometheus Assisted Living LLC and the Company, incorporated by reference to Exhibit 10.5 to the Company's 8-K filed with the Securities and Exchange Commission on July 23, 1997.

    15    Independent Accountants' Review Report dated November 13, 1997

    27    Financial Data Schedule

(b) REPORTS ON FORM 8-K

The Company filed the following reports with the Securities and Exchange Commission (SEC) on Form 8-K during the quarter ended September 30, 1997:

The Company's current report on Form 8-K filed with the SEC on July 23, 1997 reported under Item 5, concerning the following agreements: (i) a Stock Purchase Agreement by and among the Company, Lazard Freres Real Estate Investors L.L.C., ("LFREI") and Prometheus Assisted Living LLC, ("Buyer"); (ii) a Stockholders Agreement by and among the Company, LFREI and Buyer; and (iii) a Registration Rights Agreement. Also, on July 14, 1997, LFREI, Buyer and certain stockholders of the Company entered into a Stockholders' Voting Agreement (the "Stockholders Voting Agreement").

The Company's current report on Form 8-K filed with the SEC on August 8, 1997 reported under Item 5, concerning the adoption of the Shareholder Rights Plan. In connection with the Rights Plan, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock, no par value, of the Company outstanding at the close of business on August 8, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARV ASSISTED LIVING, INC.


By:  /s/ Graham P. Espley-Jones
     ---------------------------------
Graham P. Espley-Jones
Chief Financial Officer
(Duly authorized and principal financial officer)


Date: November 14, 1997


By:  /s/ Patrick M. Donovan
     ---------------------------------
Patrick M. Donovan
Vice President Finance
(Duly authorized officer)


Date: November 14, 1997