Form 10-K405
period 1997-12-31
ARV ASSISTED LIVING INC
filed 1998-03-31
CIK 949322

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

                  For the Fiscal Year Ended December 31, 1997

                        Commission File Number: 0-26980
                            ------------------------

                           ARV ASSISTED LIVING, INC.
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                     33-0160968
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)
        245 FISCHER AVENUE, SUITE D-1                              92626
            COSTA MESA, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                --------------                   -----------------------------------------
          COMMON STOCK, NO PAR VALUE                      AMERICAN STOCK EXCHANGE

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of March 24, 1998, the aggregate market value of the voting stock held by non-affiliates of registrant was $78,730,556 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of March 24, 1998 was 15,860,998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

================================================================================

                           ARV ASSISTED LIVING, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1:     Business....................................................      1
Item 2:     Properties..................................................     19
Item 3:     Legal Proceedings...........................................     20
Item 4:     Submission of Matters to a Vote of Security Holders.........     21
                                    PART II
Item 5:     Market for Registrant's Common Equity and Related
            Shareholder Matters.........................................     22
Item 6:     Selected Financial Data.....................................     24
Item 7:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     26
Item 8:     Financial Statements and Supplementary Data.................     33
Item 9:     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures...................................     33
                                    PART III
Item 10:    Directors and Executive Officers of the Registrant..........     33
Item 11:    Executive Compensation......................................     33
Item 12:    Security Ownership of Certain Beneficial Owners and
            Management..................................................     33
Item 13:    Certain Relationships and Related Transactions..............     33
                                    PART IV
Item 14:    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     33

                                     PART I

ITEM 1. BUSINESS

GENERAL

     ARV Assisted Living, Inc. ("ARV" or the "Company") is one of the largest operators of licensed assisted living communities ("ALCs") in the United States. The Company is a fully integrated provider of assisted living accommodations and services that operates, acquires and develops ALCs. The Company's operating objective is to provide high quality, personalized assisted living services to senior elderly residents in a cost effective manner, while maintaining residents' independence, dignity and quality of life. ALCs comprise a combination of housing, personalized support services and health care in a non-institutional setting designed to respond to the individual needs of the senior elderly who need assistance with certain activities of daily living, but who do not need the level of health care provided in a skilled nursing facility.

     The Company has implemented its plan to expand its operations through the acquisition and development of new ALCs. To this end, the Company has expanded its operations through acquisitions in California, Ohio, Florida, Indiana, Michigan and Virginia, and it has developed or is in the process of constructing new ALCs in California, Florida, Texas, New Mexico, Indiana, Massachusetts and Nevada. At December 31, 1997, the Company operated 49 ALCs containing 6,297 units. Of the 49 ALCs, the Company operates 14 Owned ALCs (as defined below) and 32 Leased ALCs (as defined below), and manages three ALCs ("Managed ALCs"). "Owned ALCs" means ALCs owned by the Company directly or by affiliated limited partnerships for which the Company serves as managing general partner and community manager ("Affiliated Partnerships") in which the Company has a majority ownership interest. "Leased ALCs" means ALCs operated under long-term operating leases for the Company's own account or for Affiliated Partnerships in which the Company has a majority ownership interest. "Managed ALCs" means ALCs operated by the Company on behalf of an affiliated partnership. On February 12, 1998, the Company entered into Purchase and Sale Agreements to purchase interests in 13 ALCs and one skilled nursing facility ("SNF") located in California, containing approximately 1,900 units, for approximately $88 million. In addition, the Company has five ALCs currently under construction that are expected to contain 633 units.

     The Company has utilized lease and mortgage financing with health care real estate investment trusts ("Health Care REITs"), private companies, commercial banks and a convertible subordinated debt issuance to help effectuate its growth strategy. During the nine-month period ended December 31, 1997, the Company received additional capital of approximately $82.2 million, after deducting associated expenses, from the sale of newly issued common shares and the issuance of convertible subordinated notes (which were redeemed for common shares in December 1997). This additional capital will allow the Company to facilitate its growth strategy.

     The Company intends to continue to expand its existing portfolio through the acquisition and development of Owned ALCs as well as through the operation of Leased ALCs and Managed ALCs. This blend of ownership structures is anticipated by management to allow the Company to fund its growth in a balanced and efficient manner.

     The Company intends to continue to focus on "private-pay" residents, who pay for the Company's services from their own funds or through private insurance, rather than relying on potential residents who live in the few states that have enacted legislation enabling ALCs to receive Medicaid funding similar to funding generally provided to skilled nursing facilities. Currently, approximately 97% of the Company's ALC revenue comes from private-pay residents, while the remaining 3% of such revenue comes from residents in the Supplemental Security Income ("SSI") program.

     The Company's ALCs provide residents with a combination of living accommodations, basic care services and assisted living services. The residents of the Company's ALCs average 85 years of age and often require assistance with certain activities of daily living. The Company provides its assisted living residents with private or semi-private rooms or suites, meals in a communal setting, housekeeping, linen and laundry services, activities programs, security, utilities, and transportation in a Company van or minibus. The

Company also provides assisted living services to which residents can subscribe as they require assistance with other activities of daily living, including personal care, assistance with bathing, grooming, dressing, personal hygiene and escort services to meals and activities. Further, the Company has implemented a Wellness Program at each of its 49 communities, pursuant to which the Company arranges for the provision of certain health care services to its residents.

     In August 1996, the Company, through its wholly owned subsidiary, ARV Health Care, Inc., acquired SynCare, Inc., a physical, speech and occupational therapy provider, in a stock-for-stock merger. SynCare, Inc. was the holding company of three corporations, BayCare Rehabilitative Services Inc., ProMotive Rehabilitation Services and Pro Motion Rehab. BayCare Rehabilitative Services Inc. and Pro Motion Rehab were merged into ProMotive Rehabilitation Services, which does business under the name GeriCare ("GeriCare"). GeriCare specializes in rehabilitative services, including speech, occupational and physical therapy.

     Partnerships affiliated with the Company have acquired or developed market rate senior apartments as well as affordable senior and multifamily apartment communities, using the sale of tax credits under a federal low income housing tax credit program (the "Federal Tax Credit Program" or the "Apartment Group") to generate the equity funding for development.

     As part of its strategic plan, management and the Board of Directors have determined that GeriCare and the Apartment Group are not part of the core business of the Company, and have adopted a plan for disposing of both lines of business.

     The Company or its affiliated entities have been continuously involved in the acquisition, development and operation of senior housing facilities for more than 20 years. Since its founding in 1980, the Company has built an executive management team and assisted living operation with experience and expertise in the management, financing, acquisition, development and operation of ALCs.

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

     The Company believes its assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of the Company's assisted living residents falling within the fastest growing segments of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement amounts to persons in acute care hospitals and skilled nursing facilities. Assisted living offers a cost effective long-term care alternative while preserving a more independent lifestyle for those senior elderly who do not require the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide. As of December 31, 1997, monthly revenue from the Company's ALCs on a "same community basis" (defined as those communities which the Company owned, managed or leased for a period of four quarters or more as of December 31, 1997) averaged $1,734 per occupied unit compared to $1,610 per occupied unit as of March 31, 1997. Other trends benefiting the Company include the increased financial net worth of the elderly population, the increase in the population of individuals living alone and the increasing number of women who work outside the home and are therefore less able to care for their elderly relatives. The Company believes that these trends will result in an increasing demand for assisted living services and communities to fill the gap between aging at home and aging in more expensive skilled nursing facilities.

     Aging Population. The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to U.S. Bureau of the Census data, the segment of the population over 65 years of age is currently 13% of the total population or 34 million people. That number is projected to grow to 20% of the total population or 69 million people by the year 2030. Additionally, the number of people aged 85 and older, which comprises the largest percentage of residents at long-term care facilities, is currently 3.7 million and is projected to increase to 8.5 million by the year 2030.

     The Company believes that growth in the assisted living industry is being driven by several factors. Advances in the medical and nutrition fields have resulted in an increased life expectancy, resulting in larger numbers of elderly people. The increased number of women in the labor force has reduced the supply of caregivers. Historically, unpaid women (mostly daughters or daughters-in-law) represented a large portion of the caregivers of the non-institutionalized senior elderly. As a result of changing societal patterns, the population of individuals living alone has increased significantly since 1960. This increase has been the result of an aging population in which women outlive men by an average of 6.8 years, rising divorce rates, and an increase in the number of unmarried individuals.

     Limitation on the Supply of Long-Term Care Facilities. The majority of states in the U.S. have enacted Certificate of Need or similar legislation, which generally limits the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities. High construction costs, limitations on government reimbursement for the full cost of construction, and start-up expenses also act to constrain growth in the supply of such facilities. Such legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the senior elderly. Cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care which enables them to charge higher fees, thus creating a shortage of lower acuity care availability, and thereby increasing the pool of potential assisted living residents.

     While Certificates of Need generally are not required for assisted living communities, except in a few states, most states do require assisted living providers to license their communities and comply with various regulations regarding building requirements and operating procedures and regulations. States typically impose additional requirements on assisted living facilities over and above the standard congregate care requirements. Further, the limited pool of experienced assisted living staff and management, as well as the costs and start-up expenses to construct an assisted living community, provide an additional barrier to entry into the assisted living business.

     Cost Containment Pressures of Health Reform. In response to rapidly rising health care costs, both government and private pay sources have adopted cost containment measures that have encouraged reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to preestablished fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges. Managed care organizations, such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") are reducing hospitalization costs by negotiating for discounted rates for hospital services and by monitoring and decreasing hospitalization. The Company anticipates that both HMOs and PPOs increasingly may direct patients away from the more expensive nursing care facilities into less expensive ALCs.

     These cost containment measures have produced a "push-down" effect. As the number of patients being "pushed down" from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as assisted living communities to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the level of skilled nursing facility patients increases, the supply of nursing facility space will be filled by patients with higher acuity needs paying higher fees, which again will provide opportunities for assisted living communities to increase their occupancy and services to residents requiring lesser levels of care than generally can be expected for patients in skilled nursing facilities.

THE COMPANY'S ASSISTED LIVING SERVICES

     The Company provides services and care which are designed to meet the individual needs of its residents. The services provided by the Company are designed to enhance both the physical and mental well-being of the senior elderly in each of its communities by promoting their independence and dignity in a home-like setting. The Company's assisted living program includes the following:

          Personalized Care Plan. A primary element of the Company's strategy is the concept of "personalized" care to meet each resident's specific needs. This concept of customizing services to meet the needs of the residents begins with the resident admissions process, where the community's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a plan for the resident's care. If recommended by the resident's physician, additional health care or medical services may be provided at the community by a third party home health care agency or other medical provider. The care plan is reviewed and modified on a regular basis.

          Basic Service and Care Package. The basic service and care package at the Company's ALCs generally includes the following: meals in a communal, "home-like" setting, housekeeping, linen and laundry service, social and recreational programs, security, utilities and transportation in a Company van or minibus. Other care services can be provided under the basic package based upon the individual's personalized health care plan. While the amount of the fee for the basic service package varies from community to community, on a same community basis the average basic monthly rate per unit was approximately $1,461 per month as of December 31, 1997, compared to an average of $1,380 as of March 31, 1997.

          Additional Services. The Company has designed its additional assisted living services generally on a tiered program available to residents on a personalized basis.

             Level One: Assistance to residents in the self-administration of medication. Where necessary, the assisted living staff will consult with the family, the physician or the insurance company of a resident to designate a home health care agency to administer the appropriate medication.

             Level Two: In addition to the services provided under Level One, assistance with bathing, dressing and grooming, escorting to and from meals and activities, reading mail, writing letters, shopping and other specialized activities. These services are provided on an as-needed basis and at the convenience of the resident within the overall operation of the community.

             Level Three: All of the services provided under Level One and Level Two, and, in addition, provision of those services on a 24-hour basis. Further, this level provides appropriate services for individuals who need help with incontinence.

In addition to the above three levels, the Company provides other levels of assistance to its residents at selected ALCs in order to meet their individual needs.

             Level Four: All of the services provided under the previous levels, plus assistance with diabetic care and monitoring, Catheter, Colostomy and Illosotomy Care, minor wound care needs and light to moderate transferring needs.

             Dementia/Alzheimer's Care: Provides the attention and services required to help cognitively impaired residents maintain a high quality of life in a secure environment. Specially trained staff provide personalized care and specialized activity programs.

     In addition to the base rent, the Company typically charges a $375 per month fee for Level One assisted living services, $700 per month for Level Two assisted living services, $1,125 to $1,400 per month for Level Three assisted living services, $2,000 per month for Level Four assisted living services, and $1,425 to $1,700 for Dementia/Alzheimer's Care, but the fee levels vary from community to community. At some communities, the Company may charge additional fees for other specialized assisted living services. As the Company's residents age at the communities, the Company expects that an increasing number of residents will utilize additional levels of services. The Company's internal growth plan is focused on increasing revenue by continuing to expand the number and diversity of its tiered assisted living services and the number of residents using these services. There can be no assurance that, at any time, any assisted living community will be substantially occupied at assumed rents. In addition, lease-up and full occupancy may be achievable only at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. Because rent increases generally can only be implemented at the time of expiration of leases, rental increases may lag behind increases in operating expenses.

     On a same community basis, the average monthly revenue per occupied unit for both the basic service and the additional services as of December 31, 1997 increased to $1,734 from $1,610 at March 31, 1997.

     Wellness Program. The Company has implemented a Wellness Program for the residents of its communities designed to identify and respond to changes in a resident's health or condition and then, together with the resident and the resident's family and physician, as appropriate, design a solution to fit that resident's particular needs. The Company monitors the physical and mental well-being of its residents. This monitoring activity takes place at meals and other scheduled activities, and informally as the staff performs its services around the facility. Under the Wellness Program, the Company works with home health care agencies to provide services the community cannot provide, with physical and occupational therapists to provide these services to residents in need of such therapy, and with a long-term care pharmacy to facilitate cost effective and reliable ordering and distribution of medication. The Company arranges for these services to be provided to residents as needed in consultation with their physicians and families. At the present time, all of Company's ALCs have a comprehensive Wellness Program.

GROWTH STRATEGIES

     Overview. The Company's growth strategy focuses on the (i) acquisition and development of ALCs and (ii) expansion of the level and depth of assisted living services.

     The Company expects to grow by increasing its portfolio of ALCs through acquisition, development and management. The Company's strategic plan calls for the acquisition and development of ALCs through direct ownership and the use of long-term operating leases with institutional investors, as well as through direct ownership financed with secured debt. While the Company has financed a portion of its direct ownership of ALCs with secured debt from Health Care REITs, it does not have any participation or sponsorship interest in these entities. The Company believes that this blend of ownership structures allows the Company to fund its growth in a balanced and cost effective manner. In addition, the Company may seek to add to its portfolio of Managed ALCs.

     The Company and its predecessors have acquired and developed assisted living and senior housing communities for more than 20 years. During this period, the Company and its predecessors have acquired 37 ALCs, including one portfolio of eight communities, and developed twelve ALCs currently in operation. Additionally, during February 1998, the Company entered into purchase and sale agreements to acquire interests in 13 ALCs and one SNF. Management believes the Company has made significant progress in developing and expanding its operational procedures and has begun to establish an infrastructure to support development on a national basis.

     The Company's strategy is to expand by targeting areas where there is a need for ALCs based on demographics and market studies. The Company intends to continue to expand its assisted living operations throughout the U.S., locating its communities in clusters, that is, areas where it has other existing communities or geographic areas where it intends to acquire or develop other ALCs. In this way, the Company seeks to increase the efficiency of its management resources and to achieve broader economies of scale.

     A substantial portion of the business and operations of the Company are conducted in California, where 31 of the 54 (as of December 31, 1997) ALCs operated, managed or in development by the Company are located. Additionally, all of the 13 ALCs and one SNF for which the Company has entered into agreements to purchase interests are located in California. Other regional concentrations of ALCs are planned for Florida, Texas, the Midwest and the Northeast. The market value of these properties and the income generated from properties owned, managed or leased by the Company could be negatively affected by changes in local and regional economic conditions and by acts of nature. A worsening of current economic conditions in these areas of concentration, or a downturn in the economic conditions in its other regions, could have a negative effect on the Company's business.

     Development. The Company will seek to grow through the development of new ALCs in its targeted markets. The Company's primary development strategy is to conduct its development activities in conjunction with developers and builders in clustered geographic areas throughout the U.S. The Company is in the process of negotiating a strategic alliance with Kapson Senior Quarters ("Kapson"), a major provider of assisted living services in the Northeast (see "Transactions with Prometheus Assisted Living"). It is the Company's intention to utilize Kapson to develop communities for the Company in certain markets. However, there can be no assurance that the Company will successfully enter into a strategic alliance with Kapson. Typically, regional developers receive development or construction fees in connection with the construction of the project. In all cases, the Company has the right to approve acquisitions and all aspects of development including site selection, design, plans and specifications, development budgets, choice of general contractor and major subcontractors, and other significant criteria.

     In developments financed through long-term operating leases, the financier typically acquires the property when it is ready for construction, with the development performed by the Company, either on its own or in conjunction with regional developers in certain cases, under a contractual arrangement with the owner. Concurrently, the Company enters into a long-term operating lease which becomes effective when the facility is completed. The financier typically bears 100% of the budgeted development costs which may also include development or construction supervision fees for the Company. In most instances where the Company provides development services it bears the risk for cost overruns. The Company typically incurs up-front development costs in connection with the due diligence and entitlement process and architectural and engineering fees in connection with preparing the property for purchase by the financier at the beginning of construction. The Company currently leases its new development ALCs from four Health Care REITs and two private entities. Leases between the Company and a lessor entity are typically interconnected in that the Company will not be entitled to exercise its right to renew one lease with a particular lessor without exercising its right to renew all other leases with that lessor and leases with each lessor contain certain cross default provisions. Therefore, in order to exercise lease renewal terms, the Company will be required to maintain and rehabilitate all of the Leased ALCs with any one lessor on a long-term basis.

     As part of its growth strategy, the Company plans to develop new ALCs. The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. These and other factors are detailed below. See "Risks Common to the Company's Assisted Living Operations -- Development and Construction Risks." The successful development of additional ALCs would involve a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. Certain construction risks are beyond the Company's control, including strikes, adverse weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost of construction and the time required to complete construction to exceed estimates. In order to keep its internal costs to a minimum, the Company relies, and will continue to rely, on third party general contractors to construct its new ALCs. If construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property in construction is subject to risks including construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them vary widely from state to state, and from community to community within a state.

     Acquisitions. The Company believes that the assisted living industry's fragmentation and ongoing consolidation provide attractive acquisition opportunities. Through its internal acquisition team, its network of real estate broker contacts and its regional partners and allies, the Company seeks to acquire single ALCs or groups of ALCs from smaller owners and operators in its targeted markets. In evaluating possible acquisitions, the Company considers (i) the location, construction quality, condition and design of the facility, (ii) the current and projected cash flow of the community and the anticipated ability to increase revenue through rent and occupancy increases, additional assisted living services and management and (iii) the ability to acquire the community below replacement cost. However, there can be no assurance that the Company will be able to find additional suitable communities to continue its current growth rate. As of February 12, 1998, the Company entered into purchase and sale agreements to purchase interests in 13 ALCs located in California, containing approximately 1,900 units.

     By developing and operating ALCs in 10 states, the Company has generated numerous contacts through which it is able to identify possible acquisitions in the early stage of the sale process. The Company's sources for prospective acquisitions range from Affiliated Partnerships to management's contacts with potential ALC sellers to the Company's local and regional personnel who monitor the assisted living market in their area. Management intends to pursue both individual and portfolio acquisitions and believes the Company will be able to achieve greater value from its acquisitions due to its management capabilities.

     In certain instances, the Company may target existing ALCs which may be redeveloped or repositioned as management believes a number of acquisition opportunities may reflect situations where existing owners are not operating, maintaining or leasing such facilities efficiently. Although the Company will focus future acquisition efforts primarily on the acquisition, directly or through long-term operating leases, of additional ALCs, it may in certain cases also target additional third party management contracts.

     The Company has acquired certain existing ALCs from affiliated entities as well as third parties and may consider acquiring additional existing ALCs from such parties. There can be no assurance that the Company will pursue any such transactions or that, if pursued, such transactions will be completed successfully by the Company.

     The Company's acquisitions of existing ALCs are anticipated to be financed using equity and debt and through direct long-term operating lease transactions with institutional investors such as Health Care REITs. In long-term operating lease transactions, the Company typically arranges the sale of the prospective assisted living community to a Health Care REIT or other institutional investor while concurrently entering into a long-term operating lease for the facility. The Company's initial cost generally is limited to a security deposit which is typically provided through standby letters of credit. Thereafter, the Company is obligated to make certain rental payments (which may include an additional amount related to revenue of the community) for the term of the lease. While the Company believes that it has been and will continue to be conservative in projecting lease-up costs and expenses as well as the achievement of rent stabilization, the failure of the Company to generate sufficient revenue could result in an inability to meet minimum rent obligations under the Company's long-term operating leases.

     In addition to the above, the Company has entered into a letter agreement which could result in the formation of a jointly owned management company in which the Company could lease or manage all existing or planned communities and all future developments of Kapson Senior Quarters Corp. See "Transactions with Prometheus Assisted Living".

     Increase of Sales of Additional Assisted Living Services. The Company believes that many custodial services provided in skilled nursing facilities are available at approximately two-thirds of the cost in the Company's ALCs. The Company believes that this differential will enable the Company to attract additional residents. By increasing the usage of these services by its residents, the Company believes it should enable residents to stay at the Company's ALCs longer, rather than having to transfer to more expensive skilled nursing facilities. The Company has been a pioneer in providing these services, which allow its senior elderly residents to age in place at the community without having to move to a more expensive alternative until that move becomes absolutely necessary.

     The Company seeks to enhance and increase the amount and diversity of assisted living services it provides through (i) the continued education of the senior community, and particularly the residents and their families, concerning the cost effectiveness of receiving additional services in an assisted living community,

(ii) the continued development and refinement of assisted living programs designed to meet the needs of its residents as they age in place and (iii) the consistent delivery of quality services for residents.

     At March 24, 1998, the Company had approximately 2,735 employees.

CAPITAL REQUIREMENTS

     In July 1997, as part of the implementation of its growth strategy, the Company sold approximately 1.9 million shares (the "Prometheus Shares") of its common stock to Prometheus Assisted Living LLC ("Prometheus"), an affiliate of Lazard Freres Real Estate Investors, LLC ("Lazard" or "LFREI") for $26.9 million. In October 1997, the Company issued $60 million of Convertible Subordinated Notes (the "Notes") to Prometheus. The Notes were convertible into shares of the Company's common stock subject to a declining optional redemption premium starting at $17.25 per share. The Company had the option to call the Notes at any time, and on December 5, 1997, the Board approved the redemption of the Notes (the "Note Redemption"). Per the terms of the Notes, the Note Redemption was made in common stock of the Company. Including the approximately 23.214% optional redemption premium less interest paid to the date of redemption, the issuance amounted to approximately 4.3 million shares at $17.25 per share. As a result of these transactions (the "Prometheus Transactions"), the Company raised additional capital, net of costs, of $82.2 million.

     As of December 31, 1997, the Company has expended substantially all of the $55.2 million net proceeds received from the sale of its 6 3/4% Convertible Subordinated Notes due 2006 (the "2006 Convertible Notes"). The Company intends to refinance certain notes payable maturing September 1998. The Company has entered into separate agreements with Health Care REIT, Inc., Meditrust, Bank United of Texas and Imperial Bank to provide up to $210 million of financing for acquisitions, development and general corporate purposes. At December 31, 1997, $39.9 million of these commitments had been expended ($23.4 million for Leased ALCs, $8.8 million for mortgage financing of Owned ALCs, and $7.7 million for the construction of an ALC owned by an Affiliated Partnership which is guaranteed by the Company). Additionally, at December 31, 1997, the Company has used $9.2 million of its line of credit with Imperial Bank in the form of non-cash advances to provide letters of credit used primarily as security deposits for leased ALCs.

     The Company estimates that the net proceeds of the Prometheus Transactions and the previously existing financing agreements, in conjunction with other financial resources, will provide adequate capital to fund the Company's development and acquisition program for additional ALCs over the next 12 months. The Company will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance its growth strategy, including the acquisition and development of facilities as well as other capital expenditures and additional funds to meet increased working capital requirements. The Company may finance future acquisitions and development through a combination of its cash reserves, its cash flow from operations, utilization of its current lines of credit, leasing of additional ALCs and ALCs in development, sale/leaseback arrangements with respect to its Owned ALCs, and additional indebtedness or public or private sales of debt securities or capital stock. The Company has arranged financing of its ALCs under construction and development through its commitments from various Health Care REITs and other lessors and lenders. With respect to these ALCs, the Company's commitments for capital expenditures consist of potential liability for cost overruns incurred during the construction of ALCs and the Company's obligation to fund start-up losses incurred in the operation of the ALCs prior to the achievement of stabilized operations. While the amount of such obligations are contingent on the Company's ability to develop its ALCs within budget and achieve profitable operations, the probable amount of these obligations cannot be definitively quantified. While such obligations may not be definitively quantified, management believes that it has made adequate provision for such obligations in its financing plan. There can be no assurance, however, that funds will be available on terms favorable to the Company, that such funds will be available when needed, or that the Company will have adequate cash flows from operations for such requirements.

TRANSACTIONS WITH PROMETHEUS ASSISTED LIVING

     In July 1997, the Company entered into the Stock Purchase Agreement (the "Stock Purchase Agreement"), by and among the Company, LFREI, a New York limited liability company and Prometheus, a Delaware limited liability company.

     Subject to the terms and conditions of the Stock Purchase Agreement, the Company was to sell to Prometheus up to approximately 9.6 million shares (the "Shares") of Common Stock of the Company ("Common Stock") at a purchase price of $14.00 per share (the "Transaction"), representing an aggregate investment of approximately $135 million (the "Total Equity Commitment"). Proceeds from the sale of the Shares were to be used by the Company to continue to implement its acquisition and development plans, to repay debt, to strengthen systems and operations, and to expand services. The Transaction was to be consummated in three phases, the first of which, the initial closing (the "Initial Closing"), was completed on July 23, 1997. At the Initial Closing, the Company sold to Prometheus approximately 1.9 million Shares, representing an aggregate investment of approximately $26.9 million. The Shares sold to Prometheus in the Initial Closing represented approximately 16.6% of the outstanding Common Stock (19.9% of the outstanding Common Stock prior to issuance).

     At a second closing of the Transaction (the "Second Closing"), the Company planned to sell to Prometheus approximately 3.1 million Shares ("Phase II"). Thereafter, at one or more subsequent closings (each a "Subsequent Closing") ("Phase III"), the Company planned from time to time at its election to sell additional Shares to Prometheus at $14.00 per share, in minimum increments of 715,000 shares, until the Total Equity Commitment was invested. At such time as Prometheus acquired all of the Shares under the Transaction, it would have owned approximately 49.9% of the outstanding Common Stock.

     In October 1997, the Company entered into the Amended and Restated Stock and Note Purchase Agreement (the "Amended Stock and Note Purchase Agreement"), by and among the Company, LFREI and Prometheus. The Amended Stock and Note Purchase Agreement amended and restated the Stock Purchase Agreement.

     Under the Amended Stock and Note Purchase Agreement, Prometheus, in lieu of purchasing the additional shares of Common Stock contemplated by the Stock Purchase Agreement, purchased $60,000,000 aggregate principal amount of the Company's 6.75% Convertible Subordinated Notes due 2007 (the "Prometheus Notes"). In connection with the issuance of the Company Notes, the Company and The Chase Manhattan Bank, N.A. entered into an indenture dated as of October 30, 1997 (the "Indenture"), and the Company executed a $60,000,000 note in favor of Prometheus dated as of October 30, 1997.

     In December 1997, the Board approved the optional redemption of the Company Notes. Per the terms of the Notes, the redemption was made in common stock of the Company. Including the 23.214% optional redemption premium and accrued interest to date, the issuance amounted to approximately 4.3 million shares at $17.25 per share. As a result, Prometheus acquired from the Company approximately 6.2 million common shares of the Company, representing a 39.0% ownership stake in the Company.

     Under the terms of an amended letter agreement dated October 29, 1997 (the "Amended Kapson Letter Agreement") by and among the Company, LFREI and Prometheus relating to LFREI's proposed acquisition of Kapson Senior Quarters Corp. ("Kapson"), Prometheus and LFREI agreed that if LFREI consummated its proposed acquisition of Kapson, until a Termination Event or such time as LFREI or its affiliates own less than 10% of the stock of Kapson: (i) until the date that Prometheus funded its purchase of $60 million aggregate principal amount of the Company Notes, Kapson was prohibited from developing or acquiring any new facilities (other than those in its pipeline at the time of the closing of the Kapson acquisition) without the written consent of a majority of the independent non-LFREI affiliated or appointed members of the Board; (ii) the Company has the first right to negotiate management, lease and/or purchase arrangements on any new developments or acquisitions by Kapson; (iii) LFREI will seek in good faith to negotiate with the Company for leasing or management agreements of all existing or currently-planned facilities of Kapson; (iv) LFREI will not enter into or permit Kapson to enter into any leasing or management arrangements on Kapson's existing facilities other than with the Company or a Kapson affiliate;
(v) LFREI granted to the

Company the right to acquire from LFREI shares representing up to 19.9% of the stock of Kapson at the pro rata amount of LFREI's investment in Kapson for a period of 30 days after the later of the completion of the Kapson Investment or the closing with respect to of the Company Investment; and (vi) LFREI will explore a joint venture arrangement between the Company and Kapson which would combine the corporate management of the Company and Kapson in a separate management company jointly owned by Kapson and the Company to achieve economies of scale.

     LFREI represented to the Company in the Amended Kapson Letter Agreement that, upon completion of the Kapson acquisition, it would have the necessary authority to cause Kapson to enter into all of the arrangements described in
(i)-(vi) above.

     The parties to the Amended Kapson Letter Agreement agreed that if mutually agreeable arrangements regarding the matters set forth in subparagraph (iii) above are not entered into by the later of three months following the closing of the Kapson acquisition or May 1, 1998, then the Amended Kapson Letter Agreement will terminate. The Company and LFREI are in negotiations to accomplish subparagraph (iii) above at this time. ARV and LFREI are currently in negotiations regarding the strategic alliance with Kapson. The strategic alliance requires the careful analysis of numerous structural, economic, tax, accounting and valuation matters. There can be no assurance that the Company will successfully conclude negotiations with LFREI and, if not concluded within 90 days of LFREI's acquisition of Kapson, LFREI will be free to invest in other assisted living companies either by itself or through Kapson.

     All transactions between the Company and Kapson will require approval from the directors of both companies who are not affiliated with LFREI.

TENDER OFFER BY EMERITUS CORPORATION

     On December 19, 1997, Emeritus Corporation ("Emeritus"), through its wholly-owned subsidiary, EMAC Corp. ("EMAC"), commenced a tender offer (the "Tender Offer") to purchase all outstanding shares of common stock of the Company (the "Common Stock"), together with the associated preferred stock purchase rights (the "Rights") at a price of $17.50 per share, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 19, 1997 (the "Offer"). The purpose of the Offer was to acquire control of, and the entire equity interest in, the Company. Previously, on October 12, 1997, Emeritus proposed an acquisition of all of the outstanding Common Stock for $16.50 per share in cash.

     On November 23, 1997, Emeritus nominated its own slate of nominees (the "Emeritus Nominees") to the Company's Board of Directors and on November 24, 1997, filed preliminary proxy materials with the Securities and Exchange Commission (the "Commission") indicating that Emeritus would be soliciting proxies to elect the Emeritus Nominees.

     On December 9, 1997, Emeritus commenced litigation against the Company in Orange County Superior Court in the State of California, asking the court, among other things, to rescind the Prometheus Transaction. Concurrently, Emeritus sought a preliminary injunction to rescind the Prometheus Transactions.

     On January 5, 1998, the Company filed a recommendation statement with the Securities and Exchange Commission on Schedule 14D-9 in which the Company's Board of Directors unanimously concluded that the Emeritus tender offer was inadequate and not in the best interests of the Company and recommended that the shareholders of the Company reject the Emeritus offer and not tender their shares pursuant to the Emeritus tender offer.

     The Board's determination, which was reached at meetings held on January 2, 1998 and January 5, 1998, was based on its belief that, in light of the prospects of the Company's business, the potential benefits of the investment of $86.9 million in the Company by Prometheus, the Company's potential strategic alliance with Kapson and the other factors described below, the Company's and its shareholders' interests would be best served if the Company were to remain independent and pursue its business strategy.

     In researching its determinations and recommendations, the Board considered a number of factors, including, without limitation, the following:

          (i) the Board's belief that the Emeritus Offer did not adequately reflect the inherent value of the Company;

          (ii) the Board's continued belief that execution of the Company's strategic plan will produce greater long-term value for the shareholders of the Company and greater benefits for the Company's employees and customers;

          (iii) a presentation by Salomon Smith Barney ("SSB"), financial advisors to the Company, concerning the financial aspects of the Emeritus Offer, and the opinion of SSB to the effect that, as of January 5, 1998, the proposed consideration to be received by the shareholders of the Company was inadequate;

          (iv) the numerous and significant conditions contained in Emeritus' proposal, including: (A) the valid tender of at least a majority of the total number of outstanding shares on a fully diluted basis exclusive of any Shares issuable upon conversion of the Company's 6 3/4% Convertible Subordinated Notes due 2006); (B) redemption of the Rights by the Board;
     (C) Emeritus and EMAC being satisfied, in their discretion, that EMAC has obtained financing upon terms satisfactory to them in an amount sufficient to consummate the offer, including the redemption or refinancing of all outstanding debt and payment of all fees and expenses; (D) Emeritus and EMAC being satisfied, in their discretion, that the Board has approved and recommended or will approve and recommend a merger between the Company and EMAC; (E) rescission of the December 5, 1997 Note Redemption of the Company's Prometheus Notes; (F) EMAC being satisfied that all necessary consents and approvals, including those from the lessors under the Company's existing leases, have been obtained on terms satisfactory to EMAC, in its discretion; and (G) that no material adverse change shall have occurred in the operations or prospects of the Company or any of its subsidiaries (the Board concluded that the defaults under the Company's existing leases that would result from EMAC's taking control of the Company would constitute such a material adverse change); and

          (v) the Board's concern that, in light of these numerous and significant conditions, the offer was illusory in that Emeritus had no intention of paying the Company's shareholders $17.50 per share, but rather intended to renegotiate with the Company for a lower price or a different form of consideration.

     On January 26, 1998, the California State Court denied, in its entirety, Emeritus' request for a preliminary injunction to rescind the series of transactions that culminated in the $86.9 million investment by Lazard, and Emeritus requested to prevent Lazard from voting the approximately 4.3 million shares it received in December 1997 when the Company redeemed the Prometheus Notes.

     At the Annual Meeting of Shareholders on January 28, 1998, the shareholders voted in favor of the Company's Board of Directors by a margin exceeding 5-to-1. According to the Inspectors of Election, shareholders voted more than 10.5 million shares, which represented approximately 85% of the approximately 12.4 million shares voted, in favor of the Company's directors.

     On January 30,1998, Emeritus announced that it had terminated the tender offer. As of March 24, 1998, this litigation remains pending.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

     The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has made forward-looking statements in this report concerning, among other things, the impact of future acquisitions and developments, if any, and the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions "Business' and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     The Company has experienced rapid growth through the development of new ALCs, acquisition of existing ALCs and by acquiring property for the development of new ALCs. Certain risks are inherent with the execution of the Company's growth strategies. These risks include, but are not limited to, access to capital necessary for acquisition and development, the Company's ability to sustain and manage growth, the successful integration of ALCs into the Company's portfolio, governmental regulation, competition, and the risks common to the assisted living industry.

HISTORY OF LOSSES

     For the nine-month period ended December 31, 1997 and the years ended March 31, 1997 and 1996, respectively, the Company had net losses of approximately $22.1 million, $1.8 million and $1.0 million, respectively. At December 31, 1997, the Company's accumulated deficit was approximately $31.5 million. The Company's loss for the nine months ended December 31, 1997 was primarily the result of (i) the establishment of a provision related to the disposition of GeriCare and the Apartment Group, (ii) costs incurred related to the Company's successful proxy fight with Emeritus, (iii) severance expenses from the retirement of three senior executives, and (iv) the write-off of conversion costs upon determining that the accounting software that the Company purchased contained numerous application errors. The Company's losses for the periods ended March 31, 1997 and 1996 resulted principally from (i) the development of the Apartment Group assets financed through the Federal Tax Credit Program, (ii) provision for estimated future obligations of the Company for the Apartment Group assets and certain allowances established for Medicare reimbursement regarding the Company's rehabilitation subsidiary, GeriCare, (iii) the expansion of the Company's staffing and infrastructure to accommodate the Company's acquisition and development strategy, (iv) start-up losses incurred in operations of newly developed ALCs, and (v) certain discontinued project costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." There can be no assurance that the risks associated with the opening of newly developed ALCs or assuming operations of purchased ALCs can be managed to reduce or eliminate start-up losses, that other similar costs and expenses or losses will not occur in the future or that other expected revenue will be recognized when expected. See "-- Indebtedness, Lease and Other Obligations of the Company," "-- General Partner Liability and Status," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and "-- Liquidity and Capital Resources." While management believes that internal review procedures have been put into place which should reduce Medicare's disallowance of current receivables, there can be no assurance that the risks associated with the existing Medicare-reimbursed segment of the Company's business can be eliminated or even substantially reduced. See "-- Dependence on Reimbursement by Third-Party Payors."

RAPID GROWTH

     Management of Growth. As part of its ongoing business, the Company has experienced and expects to continue to experience rapid growth. The Company is planning significant expansion both through internal expansion and acquisitions and development. In order to maintain and improve operating results, the Company's management must manage growth and expansion effectively. See "-- Risks Common to the Company's Assisted Living Operations." The Company's ability to manage its growth effectively requires it to continue to expand its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. As the Company continues its expansion, it may become more difficult to manage geographically dispersed operations and effectively manage each ALC. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

     External Growth. In line with its growth strategy, the Company has entered into, and will continue to enter into, a number of agreements to acquire properties for development and for the acquisition of existing ALCs which are subject to certain conditions. There can be no assurance that one or more of such acquisitions will be completed or that the Company will be able to find additional suitable properties and ALCs to continue its current rate of growth. The Company may experience a slowing of its growth through acquisition of ALCs due to shortages of suitable ALCs available for acquisition at prices attractive to the Company. Similarly, the Company has acquired a number of properties to be developed into ALCs, or has contracted to operate ALCs being developed by third-party developers. The development of ALCs is subject to a number of risks, many of which are outside the Company's control. There can be no assurance that the Company will be able to complete its planned facilities in the manner, for the amount, or in the time frame currently anticipated. Delays in the progress or completion of development projects could affect the Company's ability to generate revenue or to recognize revenue when anticipated. See " -- Risks Common to the Company's Assisted Living -- Development and Construction Risks."

COMPETITION

     The health care industry is highly competitive and the Company expects that the assisted living business in particular will become more competitive in the future. The Company continues to face competition from numerous local, regional and national providers of assisted living and long-term care whose facilities and services are on either end of the senior care continuum from skilled nursing facilities and acute care hospitals to companies providing home based health care, and even family members. In addition, the Company expects that as assisted living receives increased attention among the public and insurance companies, competition from current and new market entrants, including companies focused on assisted living as well as hospitality companies expanding into the market, will increase. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations, while others have, or may obtain, greater financial resources than those available to the Company.

     Moreover, in the implementation of the Company's growth program, the Company expects to face competition for the acquisition and development of ALCs. Some of the Company's present and potential competitors are significantly larger or have, or may obtain, greater financial resources than those of the Company. Consequently, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to attract residents, expand its business, or increase the cost of future acquisitions, each of which could have a material adverse effect on the Company's financial condition, results of operations and prospects.

INDEBTEDNESS, LEASE AND OTHER OBLIGATIONS OF THE COMPANY

     The Company has financed, and will continue to finance, the acquisition and development of ALCs through a combination of loans, leases and other obligations. As of December 31, 1997, the Company had outstanding consolidated indebtedness of $90.9 million, including $57.5 million of the Company's 2006 Convertible Notes, the holders of which have the right to convert such notes into the common stock of the Company at any time on or before maturity of the notes. In addition, at December 31, 1997, the Company had $10.8 million in notes maturing within two years. As a result, a portion of the Company's cash flow will be devoted to debt service. The Company intends to refinance certain notes payable maturing in September 1998 totaling approximately $8.8 million. There is a risk that the Company will not be able to refinance its maturing note obligations on terms favorable to the Company or that it will not be able to generate sufficient cash flow from operations to make required interest and principal payments.

     At December 31, 1997, approximately $14.7 million of the Company's indebtedness bore interest at floating rates. Indebtedness that the Company may incur in the future may also bear interest at a floating rate or be fixed at some time in the future. Therefore, increases in prevailing interest rates could increase the Company's interest payment obligations and could have an adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has guaranteed mortgage and construction debt for the benefit of Affiliated Partnerships of up to approximately $55.7 million, including $51.6 million outstanding as of December 31, 1997, of which $35.1 million will become due and payable within the next two years. This effectively subjects the Company to risks normally associated with leverage, including the risk that Affiliated Partnerships will not be able to refinance this debt with permanent financing, an increased risk of partnership cash flow deficits, and the risk that if economic performance of any mortgaged asset declines, the obligation to make payments on the mortgage debt may be borne by the Company, which could adversely affect the Company's results of operations and financial condition. Because certain of the indebtedness which the Company has guaranteed bears interest at rates which fluctuate with certain prevailing interest rates, increases in such prevailing interest rates could increase the Company's interest payment obligations and could have an adverse effect on the Company's results of operations and financial condition.

     In addition, as of December 31, 1997, the Company is a party to long-term operating leases for certain of its Leased ALCs, which leases require minimum annual lease payments aggregating $20.6 million for the year ending December 31, 1998. These leases typically have an initial term of 10 to 15 years, and in general are not cancelable by the Company.

     The Company also has entered into guarantees (the "Tax Credit Guarantees") which extend 15 years after project completion, relating to certain Apartment Group assets financed under the Federal Tax Credit Program with respect to (i) lien free construction, (ii) operating deficits and (iii) obtaining and maintaining tax credit benefits to certain corporate investors (see "-- Tax Credit Apartment Properties"), the obligations under which, excluding potential penalties and interest factors, could amount to an approximate limit of $78.4 million as of December 31, 1997. There can be no assurance that the Company will be able to negotiate a settlement of these liabilities during the disposition of the properties at terms favorable to the Company.

GENERAL PARTNER LIABILITY AND STATUS

     The Company, directly or through its subsidiaries, is a general partner in 22 partnerships. As a general partner, it is liable for partnership obligations such as partnership indebtedness (which at December 31, 1997, was approximately $87.6 million), potential liability for construction defects, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could materially adversely affect the Company's results of operations and financial condition.

     Each affiliated partnership property is managed by the Company pursuant to a written management contract, some of which are cancelable on 30 or 60 days notice at the election of the managing general partner of the partnership. Action can be taken in each partnership by a majority in interest of limited partners on such matters as the removal of the general partners, the request for or approval or disapproval of a sale of a property owned by a partnership, or other actions affecting the properties or the partnership. Where the Company is the general partner of the partnership, termination of the contracts generally would require removal of the Company as general partner by the vote of a majority of the holders of limited partner interests and would result in loss of the management fee income under those contracts.

     The Company has funded and expects to fund amounts in its capacity as guarantor for various obligations related to certain tax credit properties. See "-- Indebtedness, Lease and Other Obligations of the Company" and "Tax Credit Apartment Properties."

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS

     GeriCare specializes in rehabilitative services, including speech, occupational and physical therapy. Although the Company intends to dispose of GeriCare, any revenue received or earned before such disposal occurs that directly or indirectly benefits from the Medicare program for GeriCare's services is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, all of which could have the effect of limiting or reducing reimbursement levels for

GeriCare's services. The Company cannot predict whether any changes in this program will be adopted or, if adopted, the effect, if any, such changes will have on the Company.

     Medicare reimburses GeriCare monthly for services provided on a cost basis, subject to certain adjustments. GeriCare submits cost reports to the Health Care Financing Administration ("HCFA") on an annual basis and is subject to having amounts previously reimbursed adjusted retroactively. The result of a retroactive reimbursement would be either a requirement to repay the amount previously reimbursed or an adjustment downward in future reimbursements for services rendered, or both. The Company has reviewed cost reports for GeriCare filed prior to August 22, 1996, and has prepared cost reports which it filed as of August 22, 1996 and thereafter. The Company has established an allowance for amounts which it reasonably believes may be adjusted by HCFA, but there can be no certainty that significant charges in addition to those provided for may be denied, which could materially adversely affect the Company's results of operations. Mutual of Omaha, GeriCare's intermediary with HCFA, made a retroactive rate adjustment regarding services provided by GeriCare from 1995 through the early spring of 1997, resulting in the disallowance of approximately $106,000 of fees previously paid to GeriCare.

     A certain portion of the Company's general and administrative expenses are believed to be reimbursable by Medicare because the Company provides accounting, legal and general office services to GeriCare. To the extent Medicare would deny reimbursement for such overhead, the Company's general and administrative expenses will increase accordingly.

GOVERNMENT REGULATION

     Assisted Living. Health care is an area subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. While a number of states have not yet enacted specific assisted living regulation, the Company is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities in which it operates or intends to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payors. In addition, the President and Congress have proposed in the past, and may propose in future, health care reforms that could impose additional regulations on the Company or limit the amounts that the Company may charge for its services. The Company cannot make any assessment as to the ultimate timing and impact that any pending or future health care reform proposals may have on the assisted living, home health care, nursing facility or on the health care industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or results of operations of the Company.

     SSI Payments. A portion of the Company's revenue (currently, approximately 3% of the Company's assisted living revenue) is derived from residents who are recipients of SSI payments. Revenue derived from these residents is generally lower than that received from the Company's other residents and could be subject to payment delay. There can be no assurance that the Company's proportionate percentage of revenue received from SSI receipts will not increase, or that the amounts paid under SSI programs will not be further limited. In addition, if the Company were to become a provider of services under the Medicaid program, the Company would be subject to Medicaid regulations designed to limit fraud and abuse, violations of which could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

RISKS COMMON TO THE COMPANY'S ASSISTED LIVING OPERATIONS

     Staffing and Labor Costs. The Company competes with other providers of assisted living and senior housing with respect to attracting and retaining qualified personnel. The Company also is dependent upon the available labor pool of employees. In many of the areas in which the Company's communities are located, unemployment rates are low. A shortage of qualified personnel may require the Company to enhance its wage and benefits package in order to compete. In addition, many health care workers in the nursing home industry are unionized. While there are currently no unionized employees at any of the Company's communities, any unionization or threat of unionization of workers in the assisted living industry or at the Company's facilities could increase the Company's labor costs. No assurance can be given that the Company's labor costs will not increase, or that if they do increase, they can be matched by corresponding increases in rental, assisted living or management revenue.

     Obtaining Residents and Maintaining Rental Rates. As of December 31, 1997, the ALCs owned or operated by the Company had a combined occupancy rate of 85%. Lease-up on development projects may take longer than assumed periods of time, thereby lengthening the time in which newly developed ALCs experience start-up losses. The Company may revise its schedule of construction of new developments in order to phase in start-up losses from new ALCs. Occupancy may drop in existing ALCs primarily due to changes in the health of residents, increased competition from other providers of assisted living services which may give residents more choices with respect to the provision of such services, and, in ALCs acquired by the Company, due to the re-evaluation of residents regarding retention criteria, changes in management and staffing, and implementation of the Company's assisted living programs. There can be no assurance that, at any time, any ALC will be substantially occupied at assumed rents. In addition, lease-up and full occupancy may be achievable only at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. With respect to the new acquisitions, rental increases may lag behind increases in operating expenses since rent increases generally can only be implemented at the time of expiration of leases. In addition, the failure of the Company to generate sufficient revenue could result in an inability to meet minimum rent obligations under the Company's long-term operating leases and make interest and principal payments on its indebtedness.

     General Real Estate Risks. The performance of the Company's ALCs is influenced by factors affecting real estate investments, including the general economic climate and local conditions, such as an oversupply of, or a reduction in demand for, ALCs. Other factors include the attractiveness of properties to residents, zoning, rent control, environmental quality regulations or other regulatory restrictions, competition from other forms of housing and the ability of the Company to provide adequate maintenance and insurance and to control operating costs, including maintenance, insurance premiums and real estate taxes. At the time the Company acquires existing ALCs, or opens newly developed ALCs, budgets for known or expected rehabilitation expenses are prepared. Unknown or unforeseen rehabilitation or lease-up expenses may be incurred. Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. Any failure by the Company to integrate or operate acquired or developed ALCs effectively may have a material adverse effect on the Company's business, financial condition and results from operations. In addition, the Company currently leases facilities from only four Health Care REITs.

     The lease agreements with each of the Health Care REITs are interconnected in that the Company will not be entitled to exercise its right to renew one lease with a particular lessor without exercising its right to renew all other leases with that lessor and leases with each lessor contain certain cross default provisions. Therefore, in order to exercise all lease renewal terms, the Company will be required to maintain and rehabilitate the Leased ALCs on a long-term basis. The Company anticipates that similar renewal and cross-default provisions will be included in leases with other Health Care REITs or lessors.

     Bond Financing. The Company has entered into four long-term leases of ALCs, the acquisition and construction of which have been or are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the ALC must comply with certain federal income tax requirements, principally pertaining to the maximum income level of a specified portion of the residents. The Company anticipates executing additional leases for ALCs to be constructed with bond financing, and the same and possibly additional restrictions are anticipated to be imposed for such ALCs. Failure to satisfy these requirements will constitute an event of default under the leases, thereby permitting the landlord to accelerate their termination. Failure to obtain low-income residents in the sequence and time required could materially affect the lease-up schedule and, therefore, cash flow from such ALCs.

     Development and Construction Risks. As part of its growth strategy during the next few years, the Company plans to develop a number of new ALCs. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview." The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. The successful development of additional ALCs involves a number of risks, including the possibility that the Company may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. Development schedules may be changed by the Company in order to accommodate requirements of staffing of new ALCs and to allow a phase-in of start-up losses inherent in the marketing and lease-up of new facilities. Certain construction risks are beyond the Company's control, including strikes, adverse weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost of construction and the time required to complete construction to exceed estimates. If construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property in construction carries with it its own risks such as construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them vary widely from state to state, and from community to community within a state.

     Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances including, without limitation, asbestos-containing materials ("ACMs"), which could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knows of, or is responsible for, the presence of the hazardous or toxic substances. When acquiring land for development or existing facilities, the Company typically obtains environmental reports on the properties as part of its due diligence in order to lessen its risk of exposure. Nonetheless, the costs of any required remediation or removal of these substances could be substantial and the owner's liability as to any property is generally not limited under such laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or any entity who arranges for the disposal of hazardous or toxic substances such as ACMs at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. When entering into leases with Health Care REITs and other landlords of facilities, the Company typically enters into environmental indemnity agreements in which it agrees to indemnify the landlord against all risk of environmental liability both during the term of the lease and beyond such term. In connection with the ownership or operation of its properties or those of its Affiliated Partnerships, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

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

     Geographic Concentration. A substantial portion of the business and operations of the Company are conducted in California, where 31 of the 54 ALCs currently operated, managed or in construction by the

Company are located. Other regional concentrations of ALCs are planned for Florida, Texas, the Midwest and the Northeast. The creation of regions allows the Company to manage the ALCs without undue increases in management personnel. The market value of these properties and the income generated from properties managed or leased by the Company could be negatively affected by changes in local and regional economic conditions or the governing laws, and regulatory environment in, states within those regions, and by acts of nature. There can be no assurance that such geographic concentration will not have an adverse effect on the Company's business, financial condition, results of operations and prospects.

     Insurance. The Company currently maintains insurance policies in amounts and with such coverage and deductibles as it believes are adequate, based on the nature and risks of its business, historical experience and industry standards. The Company's business entails an inherent risk of liability. In recent years, participants in the assisted living industry, including the Company, have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which may involve large claims and significant legal costs. The Company is from time to time subject to such suits as a result of the nature of its business. There can be no assurance that claims will not arise which are in excess of the Company's insurance coverage or are not covered by the Company's insurance coverage. A successful claim against the Company not covered by, or in excess of, the Company's insurance, could have a material adverse effect on the Company's financial condition, results of operations or liquidity. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company's ability to attract residents or expand its business and would require management to devote time to matters unrelated to the operation of the Company's business. In addition, the Company's insurance policies must be renewed annually and there can be no assurance that the Company will be able to continue to obtain liability insurance coverage in the future or, if available, that such coverage will be available on acceptable terms.

CONFLICTS OF INTEREST

     Certain of the Company's current and former executive officers and Directors may, by virtue of their investment in or involvement with entities providing services, office space or guarantees to the Company or to Company-sponsored partnerships, or by virtue of familial ties with consultants offering services to the Company, have an actual or potential conflict of interest with the interests of the Company. See "Certain Relationships and Related Transactions."

     In addition, the Company is the managing general partner and communities manager for Affiliated Partnerships owning or leasing 16 ALCs and various apartment communities. By serving in both capacities, the Company has conflicts of interest in that it has both a duty to act in the best interests of the limited partners of those partnerships and the desire to maximize earnings for the Company's shareholders in the operation of those ALCs and apartment communities.

TAX CREDIT APARTMENT PROPERTIES

     As part of the Company's plan to dispose of the Apartment Group, it may be required to fund (i) obligations under development deficit guarantees and operating deficit guarantees and (ii) shortfalls in permanent loan financing to replace construction financing on projects where permanent financing has not been finalized. In addition, with regard to tax credit benefits, the Company may be required to make adjustments if sufficient projected tax credits are not generated in order to meet agreed-upon levels of tax credit benefits. The Company has funded shortfalls through December 31, 1997, and has established a provision of $7.5 million to fund any additional amounts due under such arrangements.

ITEM 2. PROPERTIES

     The following charts set forth, the location, number of units, acquisition date and ownership for the Company's communities as of December 31, 1997:

                                                                           MONTH        PERCENT
                     COMMUNITY                       LOCATION    UNITS    ACQUIRED    OWNERSHIP(A)
                     ---------                       --------    -----    --------    ------------
LEASED
Amber Wood.........................................  FL            187    Jun-96         100.0%
Baypointe Village..................................  FL            232    Mar-96         100.0%
Buena ViST,,,0a Knolls.............................  CA             91    Feb-96         100.0%
Chateau San Juan...................................  CA            114    Dec-95         100.0%
Collier Park.......................................  TX            162    Dec-96         100.0%
El Camino Gardens..................................  CA            282    Jun-95         100.0%
EaST,,,0lake Terrace...............................  IN             93    Apr-97         100.0%
Hacienda de Monterey...............................  CA            180    Apr-94         100.0%
Kinghaven Manor....................................  MI            144    Feb-95         100.0%
Inn at Summit Ridge................................  NV             76    Apr-97         100.0%
Inn at Willow Glen(b)..............................  CA             84    Aug-96          52.3%
Lodge..............................................  OH            216    Jan-97         100.0%
Mallard Cove.......................................  OH            121    Feb-95         100.0%
Maria del Sol......................................  CA            124    Oct-95         100.0%
Northgate..........................................  OH            126    Aug-96         100.0%
Rancho Park Villas.................................  CA            163    Oct-95         100.0%
Shorehaven Manor...................................  MI            120    Sep-96         100.0%
Retirement Inn of Burlingame(b)....................  CA             68    Aug-96          52.3%
Retirement Inn of Campbell(b)......................  CA             72    Aug-96          52.3%
Retirement Inn of Fremont(b).......................  CA             70    Aug-96          52.3%
Retirement Inn of Sunnyvale(b).....................  CA            123    Aug-96          52.3%
Tamalpais Creek....................................  CA            120    Oct-95         100.0%
Tanglewood Trace...................................  IN            159    Jan-97         100.0%
Villa Bonita.......................................  CA            130    Oct-95         100.0%
Villa de Palma.....................................  CA            111    May-95         100.0%
Villa del Obispo...................................  CA             96    May-95         100.0%
Villa del Rey......................................  CA            103    Jun-95         100.0%
Villa del Sol......................................  CA             91    Jun-95         100.0%
Villa Encinitas....................................  CA            117    Jun-95         100.0%
Villa at Palm Desert...............................  CA             77    Nov-95         100.0%
ViST,,,0a Del Rio..................................  NM            150    Jun-97         100.0%
Woodside Village of Columbus.......................  OH            156    Feb-96         100.0%
                                                                 -----
    Total Leased...................................              4,158
                                                                 -----
OWNED
Acacia Villa(b)....................................  CA             66    Dec-95          89.5%
Amber Park.........................................  OH            127    Jan-96         100.0%
Bella Vita.........................................  FL            120    Apr-96         100.0%
Collwood Knolls....................................  CA            117    Jan-96          95.5%
Covell Gardens.....................................  CA            157    Mar-97         100.0%
Covina Villa(b)....................................  CA             64    Aug-96          52.3%
Gayton Terrace.....................................  VA             92    Aug-96         100.0%
Retirement Inn of Daly City(b).....................  CA             95    Aug-96          52.3%
Retirement Inn of Fullerton(b).....................  CA             68    Aug-96          52.3%
Montego Heights Lodge(b)...........................  CA            170    Aug-96          52.3%
Valley View Lodge(b)...............................  CA            125    Aug-96          52.3%
Villa Colima(b)....................................  CA             94    Jun-96          60.5%
Woodside Village of Bedford........................  OH            217    Jan-96         100.0%
Wyndham Lakes......................................  FL            248    Mar-96         100.0%
                                                                 -----
    Total Owned....................................              1,760
                                                                 -----
    Total Leased and Owned.........................              5,918
                                                                 =====
MANAGED
Bradford Square....................................  CA             92
Chandler Villa.....................................  AZ            164
Villa Las Posas....................................  CA            123
                                                                 -----
    Total Managed..................................                379
                                                                 -----
    Total..........................................              6,297
                                                                 =====

---------------
(a) Represents percentage ownership of Leased ALCs and Owned ALCs through leasehold or fee ownership of the Company or an Affiliated Partnership.

(b) Community managed by the Company, owned or leased by Affiliated Partnership in which the Company has obtained a majority ownership interest.

     At December 31, 1997, the Company had the following projects under construction and anticipates that the schedule set forth below can be met, although there can be no assurance in this regard. Construction is subject to numerous risks which could cause delays or the abandonment of a project or projects. See "Risks Common to the Company's Assisted Living
Operations -- Development and Construction Risks."

                                                          ANTICIPATED     ANTICIPATED/
                                           LOCATION       # OF UNITS     ACTUAL OPENING
                                       ----------------   -----------   -----------------
Sun Lake Terrace(1)..................  Las Vegas, NV          129        1st Quarter 1998
Canterbury Woods.....................  Attleboro, MA          132        2nd Quarter 1998
Bayside Landing......................  Stockton, CA            76        2nd Quarter 1998
The Lakes............................  Fort Myers, FL         154        3rd Quarter 1998
Sutton Place.........................  Las Vegas, NV          142        4th Quarter 1998
                                                              ---
          Total units under
            construction.............                         633
                                                              ===

---------------
(1) Sun Lake Terrace opened in February 1998.

ITEM 3. LEGAL PROCEEDINGS

     On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which the Company is the managing general partner and a majority limited partner, filed actions in Superior Court, County of Santa Clara, seeking declaratory judgments against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). ARVP II leases the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. ARVP II seeks a determination that it is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

     In the event that the court finds against ARVP II, rent for the Campbell and Sunnyvale communities could increase significantly, which would reduce distributions to unit holders (including the Company as the majority unit holder) in the future. These rent increases would be retroactive to the commencement of the lease renewal periods. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely, and that the ultimate resolution will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     Two other communities leased by ARVP II, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame") are owned by entities which are related to the entities that own the Campbell and Sunnyvale communities. It is not known whether the landlords of those communities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, ARVP II may be required to file litigation to determine its rights under those leases.

     Starting in July 1997, the Company entered into a series of transactions with Prometheus (the "Prometheus Transactions"), whereby Prometheus ultimately acquired a 39.1% stake in the Company for $86.9 million before deducting expenses. In the course of consummating those agreements, Emeritus Corporation, a competitor of ARV, made a series of proposals to acquire the Company. The Company's Board determined that the Emeritus proposals were unattractive and inadequate, and voted to reject them.

     Emeritus subsequently launched a proxy contest, attempting to take control of the Company's Board of Directors, and filed a complaint against the Company and several of its Board members. The complaint was filed in Orange County Superior Court on December 9, 1997, primarily alleging that the Company's Board of

Directors violated its fiduciary duty owed to Emeritus as a shareholder. The complaint sought, among other things, an injunction rescinding the Prometheus Transactions and the Company's Shareholder Rights Plan adopted in July 1997, and an order requiring the Company to enter into negotiations with Emeritus.

     On January 8, 1998, Emeritus filed a motion for preliminary injunction, seeking to rescind the Prometheus Transactions (see "Business -- Transactions with Prometheus Assisted Living"). On January 26, 1998, following a hearing, the court denied Emeritus' motion. On January 28, 1998, the Company's shareholders rejected Emeritus' slate of nominated directors. In light of the shareholder vote, it is presently unclear whether Emeritus plans to proceed with this action. Management intends to defend this action vigorously.

     On December 12, 1997, a class action lawsuit was brought on behalf of all the Company's shareholders, alleging that the Company's Board violated its fiduciary duty to shareholders by "wrongfully entering into a transaction with Prometheus". The Complaint seeks injunctive relief as well as monetary damages. On February 20, 1998, the Company filed a demurrer to the complaint, and a hearing on that demurrer is currently set for April 3, 1998. If Emeritus continues to pursue its claims, or any other claims, Management intends to defend such actions vigorously.

     The Company is from time to time subject to claims and disputes for legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted the following matters to a vote of its security holders during the quarter ended December 31, 1997 which were voted upon at the Company's Annual Meeting of Stockholders held on January 28, 1998:

     1. Approval of the reincorporation of the Company as a Delaware corporation, which will also be named ARV Assisted Living, Inc., pursuant to a merger of the Company into a wholly-owned Delaware subsidiary and the conversion of the Common Stock of the Company into the common stock, par value $.01 per share, of the surviving corporation and of all of the provisions set forth in the Certificate of Incorporation and Bylaws of the surviving corporation.

     2. Approval of the Amendment to the Restated Articles of Incorporation of the Company to, among other things, increase the maximum number of authorized directors from nine to ten.

     3. Elect members of the Board of Directors of ARV Assisted Living, Inc. as follows:

       Class A Directors (to serve until the 1998 annual meeting of shareholders): John Booty, Robert P. Freeman and Howard G. Phanstiel.

       Class B Directors (to serve until the 1999 annual meeting of shareholders): R. Bruce Andrews, David P. Collins and Kenneth M. Jacobs.

       Class C Directors (to serve until the 2000 annual meeting of shareholders): Maurice J. Dewald, Murry N. Gunty and John J. Rydzewski.

     The Stockholders approved, among other things, the proposals discussed above. A copy of the final report of the Inspectors of Election relating to the Annual Meeting of Stockholders is included in the Company's Form 8-K filed February 19, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock is listed and traded on the American Stock Exchange under the symbol "SRS." Prior to October 13, 1997, the Company's common stock was listed on the NASDAQ National Market ("NASDAQ") under the symbol "ARVI." The following table sets forth, for the periods indicated, the high and low closing prices for the Company's Common Stock.

                                                                          HIGH      LOW
                                                                         ------    ------
FISCAL YEAR ENDED MARCH 31, 1996
  Third Quarter(1)..........................  10/17/95   --  12/31/95    $15.25    $ 9.25
  Fourth Quarter............................    1/1/96   --   3/31/96    $17.75    $10.50
FISCAL YEAR ENDED MARCH 31, 1997
  First Quarter.............................    4/1/96   --   6/30/96    $20.25    $15.50
  Second Quarter............................    7/1/96   --   9/30/96    $17.00    $12.50
  Third Quarter.............................   10/1/96   --  12/31/96    $15.25    $10.06
  Fourth Quarter............................    1/1/97   --   3/31/97    $11.63    $ 9.00
NINE-MONTH PERIOD ENDED DECEMBER 31, 1997
  First Quarter.............................    4/1/97   --   6/30/97    $11.63    $ 8.06
  Second Quarter............................    7/1/97   --   9/30/97    $12.75    $10.25
  Third Quarter.............................   10/1/97   --  12/31/97    $16.88    $12.50

---------------
(1) The Company completed its initial public offering on October 17, 1995.

     The Company does not currently pay dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the expansion of the Company's business.

SHARES ELIGIBLE FOR FUTURE SALE

     As of March 24, 1998, the Company had outstanding 15,860,998 shares of Common Stock, assuming no conversion of the 2006 Convertible Notes or exercise of outstanding warrants and options. Approximately 8,308,142 of the outstanding shares of Common Stock are freely tradable, except for any shares acquired in the public market by "affiliates" of the Company, as that term is defined in Rule 144 of the Securities Act ("Rule 144"). The remaining outstanding shares of Common Stock are "restricted securities" within the meaning of Rule 144 and may only be sold subject to the limitations imposed by Rule 144. At March 24, 1998, approximately 1,345,517 shares of Common Stock were eligible for resale under Rule 144.

     As part of the SynCare acquisition, the Company entered into a Holdback Escrow Agreement (the "Agreement") with the former sole shareholders of SynCare (the "Sellers"). Under the Agreement, one-half of the 85,146 shares issued to Sellers as consideration for their stock in SynCare were delivered to the General Counsel for the Company as escrowholder, defined as the "Buyer's Agent" in the Agreement. Pursuant to the Agreement, Buyer's Agent retains possession of the escrowed shares pending distribution of all or a portion thereof to Sellers on the first, second and third anniversaries of the closing date, as determined by offsetting, as of each such anniversary, uncollected accounts receivable listed on the closing balance sheet against the reserves established therefore on the closing balance sheet. It was a further condition to delivery of the escrowed shares to Sellers that Sellers remain as full-time employees of the Company or a subsidiary thereof as of each anniversary, without being terminated for cause prior to such anniversary dates. Prior to the first anniversary of the closing date, both Sellers were terminated for cause. Based thereon, the Company has taken the position that the undelivered shares are the property of the Company under the Agreement, and the matter is in dispute between the parties.

     In addition to the outstanding shares described above, options to purchase a total of 1,537,002 shares of Common Stock, warrants to purchase a total of 116,152 shares of Common Stock, and the 2006 Convertible

Notes are convertible into approximately 3,096,392 shares of Common Stock are outstanding as of March 24, 1998. The Company has registered for public resale all of the shares of Common Stock issuable on conversion of the 2006 Convertible Notes.

     Sales of substantial amounts of Common Stock in the public market under Rule 144 or otherwise, and the potential for such sales, may have a material adverse effect on the prevailing market price of the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

VOLATILITY OF STOCK PRICE

     Sales of substantial amounts of shares of Common Stock in the public market or the perception that those sales could occur could adversely affect the market price of the Common Stock and the Company's ability to raise additional funds in the future in the capital markets. The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares of the Common Stock, variations in the Company's operating results, changes in earnings estimates by the Company and/or securities analysts, publicity regarding the industry or the Company and the adoption of new statutes or regulations (or changes in the interpretation of existing statutes or regulations) affecting the health care or real estate industries in general or the assisted living industry in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the shares of Common Stock.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS; ANTI-TAKEOVER MEASURES

     As of December 31, 1997, the Company's Directors and executive officers and their affiliates beneficially own approximately 56.7% of the Company's outstanding shares of Common Stock (exclusive of unexercised options to purchase shares of Common Stock). In addition, outside directors will receive 2,500 shares of restricted stock immediately following the end of each year such directors serve for the entire year. As of March 24, 1998, 2,500 shares have been issued to each of R. Bruce Andrews, Maurice J. Dewald and John J. Rydzewski. As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by the stockholders of the Company, including the election of Directors. The Company's articles of incorporation provide for authorized but unissued preferred stock, the terms of which may be fixed by the Board of Directors. Further, the articles provide, among other things, that upon the satisfaction of certain conditions specified in the California General Corporation Law relating to the number of holders of Common Stock, the Board of Directors will be classified and the holders of Common Stock will not be permitted to cumulate votes. These conditions have been met. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

     In July 1997, the Company adopted a shareholders rights plan under which the Company has declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of the Company's common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or more of the Company's stock or announces a tender offer for 10% of the common stock. When exercisable, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right's then-current exercise price, a number of common shares of the Company having a market value at the time of twice the Right's exercisable price. If the Company is acquired in a merger or other business combination transaction which has not been approved by the Company's Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the audited consolidated financial statements of the Company and its subsidiaries as of December 31, 1997, the nine-month period then ended and for each of the four fiscal years ended March 31, 1997. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K -- Financial Statements," along with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         NINE-MONTH
                                                        PERIOD ENDED        FISCAL YEAR ENDED MARCH 31,
                                                        DECEMBER 31,   --------------------------------------
                                                            1997         1997      1996      1995      1994
                                                        ------------   --------   -------   -------   -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Assisted living community revenue(1)................    $ 76,887     $ 73,770   $25,479   $ 4,838   $    --
  Management fees from affiliates.....................         388        1,141     2,536     3,463     3,492
                                                          --------     --------   -------   -------   -------
         Total revenue................................      77,275       74,911    28,015     8,301     3,492
                                                          --------     --------   -------   -------   -------
Operating expenses:
  Assisted living community operating expense(1)......      51,247       47,117    16,395     3,201        --
  Assisted living community lease expense.............      15,773       12,872     6,644       814        --
  General and administrative..........................      15,759        7,575     7,705     9,179     5,887
  Depreciation and amortization.......................       4,896        4,366     1,031       320        92
                                                          --------     --------   -------   -------   -------
         Total operating expenses.....................      87,675       71,930    31,775    13,514     5,979
                                                          --------     --------   -------   -------   -------
         Income (loss) from operations................     (10,400)       2,981    (3,760)   (5,213)   (2,487)
Other income (expense):
  Interest income.....................................       1,821        1,668     1,071       211         4
  Other income, net...................................         321        1,402     2,203       833       904
  Gain on sale of LLC interests.......................       5,511           --        --        --        --
  Interest expense....................................      (4,568)      (5,470)   (1,362)     (171)     (103)
                                                          --------     --------   -------   -------   -------
         Total other income (expense).................       3,085       (2,400)    1,912       873       805
                                                          --------     --------   -------   -------   -------
  Income (loss) from continuing operations before
    income taxes......................................      (7,315)         581    (1,848)   (4,340)   (1,682)
  Income tax expense (benefit)........................         484          297       233    (1,724)     (348)
                                                          --------     --------   -------   -------   -------
  Income (loss) from continuing operations before
    minority interest in income of majority owned
    entities, discontinued operations and
    extraordinary item................................      (7,799)         284    (2,081)   (2,616)   (1,334)
Minority interest in income of majority owned
  entities............................................         773          783        --        --        --
                                                          --------     --------   -------   -------   -------
Loss from continuing operations.......................      (8,572)        (499)   (2,081)   (2,616)   (1,334)
  Income (loss) from discontinued operations, net of
    income tax........................................     (13,563)        (889)    1,116      (383)     (319)
  Early extinguishment of debt, net of income tax.....          --         (386)       --        --        --
                                                          --------     --------   -------   -------   -------
         Net loss.....................................     (22,135)      (1,774)     (965)   (2,999)   (1,653)
Preferred dividends declared..........................          --           --       351       398        40
                                                          --------     --------   -------   -------   -------
Net loss available for common shares(2)...............    $(22,135)    $ (1,774)  $(1,316)  $(3,397)  $(1,693)
                                                          ========     ========   =======   =======   =======
Basic and diluted loss per common share:
Loss from continuing operations.......................    $  (0.77)    $   (.05)  $  (.39)  $  (.61)  $  (.27)
Income (loss) from discontinued operations............       (1.21)        (.10)      .18      (.08)     (.06)
Loss from extraordinary item..........................          --         (.04)       --        --        --
                                                          --------     --------   -------   -------   -------
    Net loss..........................................    $  (1.98)    $   (.19)  $  (.21)  $  (.69)  $  (.33)
                                                          ========     ========   =======   =======   =======
Weighted average common shares outstanding(2).........      11,171        9,400     6,246     4,903     5,113
                                                          ========     ========   =======   =======   =======

                                                                                     MARCH 31,
                                                        DECEMBER 31,   --------------------------------------
                                                            1997         1997      1996      1995      1994
                                                        ------------   --------   -------   -------   -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Assisted living units owned or leased (end of
  period)(1)..........................................       5,918        5,599     3,277       445        --
Assisted living units managed (end of period).........         379          256     1,289     2,803     3,042
Weighted average occupancy of assisted living units
  (end of year).......................................          85%          88%       90%       92%       88%
BALANCE SHEET DATA:
Working capital (deficit).............................    $ 75,279     $ 12,947   $10,014   $(4,660)  $ 1,363
         Total assets.................................     233,085      161,947    77,403    15,399     8,054
Long-term notes payable, excluding current portion....      81,560       90,481    24,814     3,213        --
Series A Preferred Stock, convertible and
  redeemable..........................................          --           --     2,358     4,586     3,969
         Total shareholders' equity (deficit).........     111,435       51,374    39,947    (3,536)   (1,316)

---------------
(1) The Company began operating ALCs under long-term operating leases during the fiscal year ended March 31, 1995. Prior to that fiscal year, the Company managed those facilities for Affiliated Partnerships for which it acted as the managing general partner and recognized management fees and other income with respect to those assisted living facilities but did not receive assisted living revenue from and did not incur assisted living facility operating or lease expenses in connection with its operations.

(2) Net loss available for common shares reflects the effect of preferred stock dividends. Weighted average common shares outstanding give effect to the 1 for 3.04 reverse stock split which occurred upon the completion of the IPO Offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of December 31, 1997, the Company operated 49 ALCs containing 6,297 units, including 32 Leased ALCs, 14 Owned ALCs and three Managed ALCs. Additionally, the Company was in various stages of construction on five ALCs with an anticipated total of 633 units. On February 12, 1998, the Company entered into purchase and sale agreements to purchase interests in 13 ALCs and one SNF located in California, containing approximately 1,900 units, for approximately $88 million.

     From 1980 until 1994 when the Company began operating ALCs for its own account, all of the ALCs operated by the Company were owned or leased by Affiliated Partnerships. From 1991 until 1994, other Affiliated Partnerships also acquired or began development of senior, affordable senior and multifamily apartments primarily utilizing the sale of tax credits under the Federal Tax Credit Program for the equity funding of the development.

     Since commencing operation of ALCs for its own account in April 1994, the Company embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. The Company focused its growth efforts on the acquisition and development of additional ALCs and expansion of services to its residents as they "age in place."

     Growth has been achieved through the acquisition of ALCs which the Company owns for its own account or leases pursuant to long-term operating leases primarily from Health Care REITs. Since April 1994 when the Company entered into its first long-term operating lease from a Health Care REIT, the Company has developed, acquired for its own account or entered into long-term operating leases from Health Care REITs or other lessors, 47 ALCs totaling 6,047 units (94% of its portfolio of 6,426 units at March 24, 1998). Of the ALCs operated by the Company for its own account as of March 24, 1998, 24 communities (2,476 units) were previously owned or leased by Affiliated Partnerships, inclusive of 10 communities (941 units) owned or leased by American Retirement Villas Properties II, a California limited partnership in which a controlling interest was acquired by the Company, as described below. Of the remaining communities, 18 communities (2,961 units) were acquired from unrelated third-party owners, and four communities (457 units) were developed by the Company.

EVENTS SUBSEQUENT TO DECEMBER 31, 1997

     In February 1998, the Company entered into purchase and sale agreements to purchase interests in 13 ALCs and one SNF containing approximately 1,900 units, located in California, for $88.0 million. The communities, which complement ARV's geographic clusters in Southern and Northern California, are expected to be purchased from affiliates of Burlingame, California-based Hillsdale Group, L.P., and of Fremont Realty Capital, L.L.C.

     Following the closing of the transaction, which would further consolidate the Company's position as California's largest assisted living provider, the Company will operate 43 communities containing approximately 5,300 units in California. On a national basis, ARV will have 63 operating communities containing approximately 8,300 units located in 10 states.

THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED WITH THE FISCAL YEAR ENDED MARCH 31, 1997

     Revenues for the nine-months ended December 31, 1997 increased to $77.3 million from $74.9 million for the fiscal year ended March 31, 1997 due to an increase in ALC revenue, partially offset by a decrease in management fees from affiliates.

     ALC revenue increased to $76.9 million for the nine months ended December 31, 1997 from $73.8 million for the fiscal year ended March 31, 1997. ALC revenue increased primarily due to the increase in the number of ALCs operated during the nine months ended December 31, 1997 as well as the inclusion of revenues for the full nine months for nine ALCs opened during the fiscal year ended March 31, 1997. As of

December 31, 1997, the Company operated 14 Owned ALCs, 32 Leased ALCs and three Managed ALCs compared to 14 Owned ALCs, 29 Leased ALCs and two Managed ALCs as of March 31, 1997.

     Management fees from affiliates decreased $0.7 million to $0.4 million from $1.1 million due primarily to the purchase of controlling interests in two affiliated partnerships, in June and August 1996, which owned or leased 11 ALCs previously managed by the Company.

     ALC operating and lease expenses increased to $51.2 million and $15.8 million, respectively, for the nine-month period ended December 31, 1997 from $47.1 million and $12.9 million for the fiscal year ended March 31, 1997. The increase is due primarily to the increase in the number of ALCs during the nine months ended December 31, 1997 as well as the inclusion of expenses for the full nine months for nine ALCs opened during the fiscal year ended March 31, 1997.

     General and administrative expenses increased to $15.8 million for the nine-month period ended December 31, 1997 from $7.6 million for the fiscal year ended March 31, 1997. This increase was due to the increased support and staffing required with the addition of new communities, the costs incurred to develop the Company's strategic plan, as well as several special charges including: severance costs related to the retirement of three senior executives ($2.3 million), amounts incurred related to the proxy fight with Emeritus ($1.6 million) and the write-off of certain costs incurred in the conversion of the Company's accounting software ($1.1 million), which was abandoned when the Company discovered numerous application errors in the software package it purchased.

     Depreciation and amortization increased to $4.9 million for the nine months ended December 31, 1997 from $4.4 million for the fiscal year ended March 31, 1997. This increase is primarily due to the increase in the number of ALCs.

     Interest income increased to $1.8 million for the nine-month period ended December 31, 1997 from $1.7 million for the fiscal year ended March 31, 1997. This increase was due to higher cash balances available for investment. The increase in cash was due to the Prometheus Transactions.

     Gain on sale of LLC interests represents the gain on the sale of the Company's 50 percent interest in two limited liability companies which owned one ALC and one development site during December 1997.

     Income tax expense increased to $484,000 for the nine-month period ended December 31, 1997 from $297,000 for the year ended March 31, 1997. The primary component of this increase is the additional valuation allowance recorded against the Company's deferred tax asset.

     Interest expense decreased to $4.6 million for the nine-month period ended December 31, 1997 from $5.5 million for the fiscal year ended March 31, 1997. On an annualized basis, this actually results in a slight increase which is the result of the Prometheus Notes on which the Company paid interest for approximately one month.

     Losses from discontinued operations reflect the operations of GeriCare and the Apartment Group both of which the Company is currently in the process of disposing. While developing the plan to dispose of these assets, the Company determined that the fair value less selling costs of each was less than their current carrying cost. In addition, it was determined that the Company will have to provide capital to fund current operation and projected permanent financing deficits. The Company has, accordingly, provided $2.0 million and $8.6 million for the cost of disposing of GeriCare and the Apartment Group, respectively.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1996.

     As a result of the Company's growth through acquisition and development, revenue for the year ended March 31, 1997 increased to $74.9 million from $28.0 million for the year ended March 31, 1996 due primarily to an increase in ALC revenue and offset partially by a decrease in management fees. During the year ended March 31, 1997, the Company added a total of 20 ALCs to its portfolio of Owned ALCs and Leased ALCs.

     ALC revenue increased to $73.8 million for the year ended March 31, 1997 from $25.5 million for the year ended March 31, 1996. ALC revenue increased due to an increase in the number of Owned ALCs and Leased ALCs operated by the Company. Management fees decreased to $1.1 million for the fiscal year ended March 31, 1997 from $2.5 million for the fiscal year ended March 31, 1996. This decrease occurred primarily as a result of the Company's purchase of controlling interest in Affiliated Partnerships and the resultant elimination of a portion of management fee income resulting from those purchases.

     As of March 31, 1997, the Company operated 14 Owned ALCs, 29 Leased ALCs and two Managed ALCs compared to six Owned ALCs, 17 Leased ALCs and 13 Managed ALCs as of March 31, 1996. During the year ended March 31, 1997, the Company acquired controlling interests in two Affiliated Partnerships which owned or leased 11 ALCs previously managed by the Company. The consolidated operations of these Affiliated Partnerships for a portion of the year increased ALC revenue by $12.0 million. The acquisition of eight ALCs from third parties and the development of one ALC provided additional ALC revenue of $9.2 million. Moreover, the operations of 19 ALCs acquired at various times during the year ended March 31, 1996 were recognized for a full twelve months during the year ended March 31, 1997 increasing ALC revenue by $25.2 million over the prior year.

     As a result of the growth experienced by the Company, expenses increased to $71.9 million for the year ended March 31, 1997 from $31.8 million for the year ended March 31, 1996. The principal components of the increased expenses, higher ALC operating and lease expenses, were incurred as additional ALCs were leased or purchased by the Company in the execution of its growth strategy. The Company also incurred operating expenses attributable to the acquisition of GeriCare in August 1996.

     ALC operating and lease expenses increased to $47.1 million and $12.9 million, respectively, for the year ended March 31, 1997 from $16.4 million and $6.6 million respectively, for the year ended March 31, 1996. The increases reflect the net addition of eight Owned ALCs and 12 Leased ALCs acquired by the Company during the year ended March 31, 1997. Of these ALCs, six Owned ALCs and five Leased ALCs were procured through the Company's purchases of controlling interests in Affiliated Partnerships. Five Owned ALCs were acquired from third-party owners, three of which were subsequently sold to a Health Care REIT and leased back by the Company. The Company added four Leased ALCs pursuant to long-term operating leases, one of which was developed by the Company for a Health Care REIT. The consolidated operations of these Affiliated Partnerships for a portion of the year, increased ALC operating and lease expenses by $7.5 million and $0.7 million, respectively. The acquisition of eight ALCs from third parties and the development of one ALC increased ALC operating and lease expenses by $6.3 million and $1.0 million, respectively. Moreover, the operations of 19 ALCs acquired at various times during the year ended March 31, 1996 were recognized for a full twelve months during the year ended March 31, 1997, increasing ALC operating and lease expenses by $16.1 million and $4.1 million, respectively over the prior year.

     General and administrative expenses remained consistent at $7.6 million and $7.7 million for the years ended March 31, 1997 and 1996, respectively.

     Depreciation and amortization expenses increased to $4.4 million for the year ended March 31, 1997 from $1.0 million for the year ended March 31, 1996 primarily due to an increase in depreciation expenses incurred as a result of the increased number of Owned ALCs. Depreciation expense for Owned ALCs was $3.6 million for the year ended March 31, 1997 compared to $420,000 for the year ended March 31, 1996. The Company also incurred amortization of issuance costs associated with the convertible notes due in 1999 and the 2006 Notes totaling $291,000 for the year ended March 31, 1997 compared to $342,000 for the year ended March 31, 1996.

     Interest income increased to $1.7 million for the year ended March 31, 1997 from $1.1 million for the year ended March 31, 1996 due primarily to higher average cash and cash equivalents on hand in fiscal 1997 following the successful offering of the 2006 Notes in April 1996.

     Other income decreased to $606,000 for the year ended March 31, 1997 from $2.1 million for the year ended March 31, 1996. During the year ended March 31, 1996, the Company had recognized gains primarily resulting from the sale of ALCs owned by Affiliated Partnerships in which the Company held ownership interests. All but one of these ALCs are currently operated by the Company as Leased ALCs.

     Interest expense increased to $5.5 million for the year ended March 31, 1997 from $1.4 million for the year ended March 31, 1996 due primarily to additional interest incurred on the 2006 Convertible Notes and mortgage financing of certain of the Company's Owned ALCs.

     Income tax expense increased to $297,000 for the year ended March 31, 1997 from $233,000 for the year ended March 31, 1996. The primary component of this increase is the valuation allowance on the Company's deferred tax asset.

     During the year ended March 31, 1997, the Company recognized an expense of $783,000 attributable to the minority interest in the income of Affiliated Partnerships in which the Company acquired a controlling interest.

     Losses from discontinued operations reflect the operations of GeriCare for the period from August 1996 to March 1997 and the Apartment Group for the entire fiscal year. The Company is currently in the process of disposing of both of these assets. The loss from discontinued operations, net of income taxes, was $889,000 for the fiscal year ended March 31, 1997 compared to income from discontinued operations, net of income tax, of $1.1 million for the fiscal year ended March 31, 1996. The primary reason for the decline was the $2.0 million charge taken related to the Apartment Group in the fiscal year ended March 31, 1997. The charge represented the write-off of previously advanced operating deficit loans and a provision for anticipated future obligations.

     During the year ended March 31, 1997, the Company recognized an extraordinary loss of $386,000, net of income tax benefit of $231,000, resulting primarily from the early extinguishment of the 1999 Notes. Pursuant to the terms of the 1999 Notes, Noteholders who chose to redeem their 1999 Notes rather than convert into common stock were paid a premium of 6.7% upon redemption. These premiums totaled $261,000. Additionally, unamortized note issuance costs of $335,000 were expensed upon the redemption.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's unrestricted cash and cash equivalents balances were $102.8 million and $15.8 million at December 31, 1997 and March 31, 1997, respectively.

     Working capital increased to $75.3 million as of December 31, 1997, compared to working capital of $12.9 million at March 31, 1997 and $10.0 million at March 31, 1996 resulting primarily from the net proceeds from the Prometheus Transactions.

     For the nine months ended December 31, 1997 cash used in operations was $7.4 million compared to cash provided by operating activities of $0.9 million for the fiscal year ended March 31, 1997 and cash used in operating activities of $0.5 million for the fiscal year ended March 31, 1996. During the nine-month period ended December 31, 1997, the Company's net loss of $22.1 million was offset by non-cash charges of $4.9 million for depreciation and amortization, $13.6 million for losses from discontinued operations, and $600,000 for provision for doubtful accounts and discontinued projects. For the year ended March 31, 1997, the Company's net loss of $1.8 million was offset by non-cash charges of $4.4 million for depreciation and amortization, $600,000 for the loss from discontinued operations, $163,000 for the provision for doubtful accounts and discontinued project costs, and a $386,000 charge (net of $231,000 of taxes) for the early extinguishment of its 1999 Notes. For the year ended March 31, 1996, the Company's net loss of $1.0 million was offset by non-cash charges of $1.0 million for depreciation and amortization and $400,000 for income from discontinued operations. Net cash used in operating activities from discontinued operations was $4.3 million, $2.4 million and net cash provided by operating activities from discontinued operations of $55,000 for the nine-month period ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996, respectively.

     For the nine-month period ended December 31, 1997, cash provided by investing activities was $11.8 million compared to cash used in investing activities of $59.3 million and $53.9 million for the fiscal years ended March 31, 1997 and 1996, respectively. Proceeds from the sale of the Company's interest in two

LLC's of $24.3 million, proceeds from the sale and leaseback of communities of $1.9 million, distributions received from the Company's investment in Senior Income fund of $3.6 million, and the decrease in restricted cash as collateral for letters of credit pledged as security deposits for leased communities of $1.7 million were the primary sources of cash flows for investing activities during the nine-month period ended December 31, 1997. These amounts were offset by purchases of property, furniture and equipment totaling $18.6 million during the nine-month period ended December 31, 1997. Purchases of property, furniture and equipment totaling $70.1 million, investments in real estate of $3.8 million and purchases of limited partnership interests totaling $18.5 million were the primary uses of cash for investing activities in the fiscal year ended March 31, 1997. These amounts were offset by $29.1 million proceeds from the sale/leaseback of four ALCs and a $3.0 million decrease in restricted cash as collateral for letters of credit pledged as security deposits for leased communities. Purchases of property, furniture and equipment totaling $45.7 million, investments in real estate of $6.8 million, increases in restricted cash of $4.9 million as collateral for letters of credit pledged as security deposits for leased communities, increases in leased property security deposits of $559,000 and acquisition of limited partnership interests of $1.8 million were partially offset by proceeds of $5.1 million from the sale/leaseback of one ALC to a Health Care REIT during the fiscal year ended March 31, 1996.

     Net cash provided by financing activities was $82.6 million, $66.7 million and $61.1 million for the nine month period ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996, respectively. During the nine month period ended December 31, 1997, $84.8 million (net of issuance costs) was provided from the Prometheus Transactions offset by $1.6 million of repayments of notes payable. During the fiscal year ended March 31, 1997, the issuance of the 2006 Notes provided $55.2 million net of issuance costs while borrowings under notes payable provided $31.1 million. Repayments of notes payable and the redemption of the 1999 Notes totaled $18.6 million and $1.7 million, respectively for the year ended March 31, 1997. During the year ended March 31, 1996, $42.7 million (net of issuance cost) was provided by the issuance of common stock in the initial public offering, $10.8 million (net of issuance costs) was provided from the issuance of the 1999 Convertible Notes, and $14.5 million was provided from mortgage and loan borrowings. These proceeds were offset by $6.1 million of debt repayments, $400,000 of preferred stock dividends paid and $352,000 paid to repurchase common stock.

     On June 6, 1996, the Company obtained a $60 million commitment from Health Care REIT, Inc. for financing the construction of new ALCs. The commitment expires on June 6, 1998. Pursuant to the terms of the commitment, Health Care REIT, Inc. will finance up to 100% of the approved costs, as defined, for the construction of new ALCs. Upon completion of construction, the Company will lease the communities from Health Care REIT, Inc. on an initial lease term of 15 years, with three options to renew, at the Company's option, for periods of ten years each. The initial lease rate will be based upon the yield of comparable term U.S. Treasury Notes plus 3.75%. In December, 1996, this commitment was increased to $90 million to include $30 million for the acquisition of existing ALCs. The initial lease rate to be paid by the Company on acquisitions funded under this facility will be based upon the yield of comparable term U.S. Treasury Notes plus 3.40%.

     On June 24, 1996, the Company obtained a $35 million commitment from Bank United of Texas for the construction or acquisition of ALCs. The terms of the commitment provide for interest at 2.75% over the thirty day LIBOR rate. Of the commitment, a $20 million sub-limit has been established for the construction of ALCs. As of December 31, 1997 and March 31, 1997, the Company had outstanding indebtedness of $8.8 million used as mortgage financing of existing ALCs. Additionally, the Company had guaranteed a $7.7 million loan borrowed by an Affiliated Partnership for the construction of a new ALC.

     On September 10, 1996, the Company obtained a $10 million revolving line of credit with Imperial Bank to be used for acquisition, development, the provision of letters of credit and general corporate purposes. Advances under this line of credit are priced at the Imperial Bank prime rate plus 0% to .5% or LIBOR plus 2.0% to 2.5% based upon the Company's achievement of financial ratios. As of December 31, 1997, the Company had used $9.2 million of this line of credit for the provision of letters of credit used as Leased ALC security deposits.

     In July 1997, the Company sold approximately 1.9 million shares of its common stock to Prometheus for $26.9 million. In October 1997, the Company issued the $60 million Prometheus Notes. The Prometheus Notes were convertible to shares of the Company's common stock subject to a declining optional redemption premium starting at $17.25 per share. The Company had the option to call the Notes at any time, and on December 5, 1997, the Board approved the 2006 note redemption. Per the terms of the Prometheus Notes, the note redemption was made in common stock of the Company. Including the approximately 23.214% optional redemption premium less interest paid to the date of redemption, the issuance amounted to approximately 4.3 million shares at $17.25 per share. As a result of the Prometheus Transactions, the Company raised additional capital, net of costs, of $82.2 million.

     As of December 31, 1997, the Company has expended substantially all of the $55.2 million net proceeds received from the sale of the 2006 Convertible Notes. The Company intends to refinance certain notes payable maturing September 1998.

     In November 1996, the Company obtained a $75 million commitment from Meditrust for the acquisition of additional existing ALCs. As of December 31, 1997, none of this commitment has been expended.

     The Company believes that its financing commitments, existing liquidity and ability to refinance certain Owned ALCs and investments will provide adequate resources to meet its current operating and investing needs and support its current growth plans for the next 12 months. The Company's long-term plans for acquisition and development of ALCs will require substantial amounts of additional capital. The Company will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance its growth strategy, including the acquisition and development of ALCs as well as other capital expenditures and additional funds to meet increased working capital requirements.

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company had developed a plan to address the Year 2000 issue for its financial information systems and, during the nine months ended December 31, 1997, began converting its computer systems to be Year 2000 compliant. However, the Company abandoned its attempted accounting software conversion in February 1998, when numerous application errors were discovered in the software package the Company purchased. As a result, the Company is currently reassessing its planned conversion efforts for its financial and operational information systems as well as related operational issues at its communities. While an estimate of the total project costs is not currently available due to the recent events, it is anticipated that such costs will be funded from currently available cash flows.

IMPACT OF INFLATION AND CHANGING PRICES

     Operating revenue from ALCs operated by the Company is the primary source of revenue earned by the Company. These ALCs are affected by rental rates which are highly dependent upon market conditions and the competitive environments where the facilities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance it will be able to continue to do so, the Company has been able historically to offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier financial statements for comparative purposes. SFAS 130 requires that items meeting the criteria of a component of comprehensive income, including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities, be shown in the financial statements. SFAS 130 does not require a specific format for disclosure of comprehensive income and its components in the financial statements. The adoption of SFAS 130 is not expected to have an impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision makers in deciding how to allocate resources and in assessing performance. SFAS 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products or services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Comparative information for interim periods is not required until the second year of application. The adoption of SFAS 131 is not expected to have an impact on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and the Independent Auditors' Report are listed at
Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these Items is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of the report:

     (1) Financial Statements. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                     PAGE
                                                     ----
Independent Auditors' Report.....................     F-1
Consolidated Balance Sheets......................     F-2
Consolidated Statements of Operations............     F-3
Consolidated Statements of Shareholders'
  Equity.........................................     F-4
Consolidated Statements of Cash Flows............     F-5
Notes to Consolidated Financial Statements.......     F-7

     (2) Financial Statement Schedules. Schedule II-Valuation and Qualifying Accounts. Other Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K. The Registrant filed the following reports with the Securities and Exchange Commission ("SEC") on Form 8-K during the quarter ended December 31, 1997:

     (1) The Company's current report on Form 8-K filed with the SEC on October 10, 1997 reported under Item 5, concerning the unanimous consent to the purchase by an affiliate of LFREI of substantially all of the stock of Kapson Senior Quarters Corporation.

     (2) The Company's current report on Form 8-K filed with the SEC on October 22, 1997 reported under Item 5, concerning the resignation of Gary L. Davidson as Chairman, Chief Executive Officer and President of the Company. John J. Rydzewski, an outside director, was appointed Chairman of the Board. John A. Booty, the co-founder and former President of the Company, and a director of the Company, became the President and Chief Executive Officer on an interim basis.

     (3) The Company's current report on Form 8-K filed with the SEC on October 28, 1997 reported under Item 8, concerning the change in the Company's fiscal year end to December 31 from its previous March 31 year end. This change is effective with the current period ending December 31, 1997.

     (4) The Company's current report on Form 8-K filed with the SEC on November 14, 1997 reported under Item 5, concerning the $60 million of Convertible Subordinated Notes due 2007 issued by the Company to Prometheus.

     (5) The Company's current report on Form 8-K filed with the SEC on December 12, 1997 reported under Item 5, concerning the (i) appointment of Howard G. Phanstiel as Chairman of the Board of Directors and Chief Executive Officer and as a Director and (ii) appointment of Lawrence B. Murphy as President and Chief Operating Officer, (iii) resignation of James M. Peters as a Director, (iv) rescheduling of the Company's Annual Meeting of Shareholders to January 28, 1998 and a new record date with respect to the Annual Meeting of December 18, 1997 and (v) optional redemption of the $60 million principal amount of 6.75% Convertible Subordinated Notes due 2007 held by Prometheus.

     (6) The Company's current report on Form 8-K filed with the SEC on December 30, 1997 reported under Item 5, concerning that Lawrence B. Murphy will not be joining the Company as its new President and Chief Operating Officer. The Company also announced that John A. Booty will continue as interim President of the Company.

(c) EXHIBITS: The following exhibits are filed as part of, or incorporated by reference into this report on Form 10-K:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3       Articles of Incorporation and By Laws, as amended,
         incorporated by reference to the Company's S-1 filing on
         October 17, 1995.
 4       Rights Agreement, dated as of July 14, 1997, between ARV
         Assisted Living, Inc., and ChaseMellon Shareholder Services,
         L.L.C. which includes the form of Certificate of
         Determination of the Series C Junior Participating Preferred
         Stock of ARV Assisted Living, Inc. as Exhibit A, the form of
         Right Certificate as Exhibit B and the Summary of Rights to
         Purchase Preferred Shares as Exhibit C, incorporated by
         reference to Exhibit 4.1 to the Company's 8-K filed with the
         Securities and Exchange Commission on August 8, 1997.
 9       Stockholders' Voting Agreement dated July 14, 1997, by and among Prometheus Assisted Living LLC; Lazard Freres Real
         Estate Investors L.L.C.; Gary L. Davidson; Davidson Family
         Partnership; Gary L. Davidson Funded Revocable Living Trust;
         John A. Booty; Booty-Jones Family Partnership; Booty Family
         Trust; Karen A. Booty Charitable Remainder Trust; John A.
         Booty Charitable Remainder Unitrust; David P. Collins; D&V
         Collins Family Limited Partnership; Collins Family Community
         Property Trust; David P. Collins Annuity Trust; and Graham
         P. Espley-Jones, incorporated by reference to Exhibit 9.1 of the Company's 8-K filed with the Securities and Exchange
         Commission on July 23, 1997.
10.1     Stock Purchase Agreement dated as of July 14, 1997, by and among Prometheus Assisted Living LLC, Lazard Freres Real
         Estate Investors L.L.C. and the Company, incorporated by
         reference to Exhibit 10.1 to the Company's 8-K filed with
         the Securities and Exchange Commission on July 23, 1997.
10.2     Amendment to Stock Purchase Agreement dated as of July 20,
         1997, by and among Prometheus Assisted Living LLC, Lazard
         Freres Real Estate Investors L.L.C. and the Company,
         incorporated by reference to Exhibit 10.2 to the Company's
         8-K filed with the Securities and Exchange Commission on
         July 23, 1997.
10.3     Second Amendment to Stock Purchase Agreement dated as of
         July 22, 1997, by and among Prometheus Assisted Living LLC,
         Lazard Freres Real Estate Investors L.L.C. and the Company,
         incorporated by reference to Exhibit 10.3 to the Company's
         8-K filed with the Securities and Exchange Commission on
         July 23, 1997.
10.4     Stockholders Agreement dated as of July 14, 1997, by and
         among Prometheus Assisted Living LLC, Lazard Freres Real
         Estate Investors L.L.C. and the Company, incorporated by
         reference to Exhibit 10.4 to the Company's 8-K filed with
         the Securities and Exchange Commission on July 23, 1997.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.5     Registration Rights Agreement dated as of July 14, 1997, by and between Prometheus Assisted Living LLC and the Company, incorporated by reference to Exhibit 10.5 to the Company's
         8-K filed with the Securities and Exchange Commission on
         July 23, 1997.
10.6     Confidential Separation Agreement, dated as of October 13,
         1997, between the Company and Gary L. Davidson, incorporated by reference to Exhibit 10.1 to the Company's 8-K filed with the Securities and Exchange Commission on October 22, 1997.
10.7     Amended and Restated Stock and Note Purchase Agreement dated as of October 29, 1997, by and among the Company, LFREI and
         Prometheus, incorporated by reference to Exhibit 1 to the
         Amendment No. 2 to Schedule 13D filed by Prometheus and
         LFREI on November 7, 1997.
10.8     Amended and Restated Stockholders Agreement dated as of
         October 29, 1997, by and among the Company, LFREI and
         Prometheus, incorporated by reference to Exhibit 2 to the
         Amendment No. 2 to Schedule 13D filed by Prometheus and
         LFREI on November 7, 1997.
10.9     Amended and Restated Registration Rights Agreement dated as of October 29, 1997, by and among the Company, LFREI and
         Prometheus, incorporated by reference to Exhibit 3 to the
         Amendment No. 2 to Schedule 13D filed by Prometheus and
         LFREI on November 7, 1997.
10.10    Indenture dated as of October 30, 1997, by and between the
         Company and Chase Manhattan Bank, N.A., incorporated by
         reference to Exhibit 5 to the Amendment No. 2 to Schedule
         13D filed by Prometheus and LFREI on November 7, 1997.
10.11    Noted dated as of October 30, 1997, by the Company in favor of Prometheus, incorporated by reference to Exhibit 6 to the
         Amendment No. 2 to Schedule 13D filed by Prometheus and
         LFREI on November 7, 1997.
10.12    Letter Agreement dated October 29, 1997 by and among
         Prometheus, LFREI and the Company, incorporated by reference to Exhibit 7 to the Amendment No. 2 to Schedule 13D filed by
         Prometheus and LFREI on November 7, 1997.
10.13    Stockholders' Voting Agreement dated as of October 29, 1997, by and among Prometheus, LFREI and certain stockholders of the Company, incorporated by reference to Exhibit 4 to the
         Amendment No. 2 to Schedule 13D filed by Prometheus and
         LFREI on November 7, 1997.
10.14    Prospect Park Residence, LLC Buy-Sell Notice dated November
         6, 1997, by and between Castle Service Co., LLC and ARV
         Assisted Living, Inc.
10.15    Prospect Park Residence, LLC Reply Notice dated November 26,
         1997, from ARV Assisted Living, Inc. to Castle Service Co.,
         LLC.
10.16    Amendment to Consulting Services Agreement, by and between
         ARV Assisted Living, Inc. and John A. Booty dated October
         13, 1997.
10.17    Separation Agreement, dated December 31, 1997, by and
         between ARV Assisted Living, Inc. and John A. Booty.
10.18    Separation Agreement, dated December 31, 1997, by and
         between ARV Assisted Living, Inc. and David P. Collins.
10.19    Mutual General Release dated December 31, 1997, by and
         between ARV Assisted Living, Inc. and David P. Collins.
10.20    Consulting Services Agreement dated December 31, 1997, by
         and between ARV Assisted Living, Inc. and David P. Collins.
23       Consent of KPMG Peat Marwick LLP.
27       Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARV ASSISTED LIVING, INC.

                                          By:    /s/ HOWARD G. PHANSTIEL
                                            ------------------------------------
                                                    Howard G. Phanstiel
                                                   Chairman of the Board

                                            Date: March 31, 1998

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ HOWARD G. PHANSTIEL                 Chief Executive Officer and      March 31, 1998
-----------------------------------------------------  Chairman of the Board
                 Howard G. Phanstiel

             /s/ GRAHAM P. ESPLEY-JONES                Executive Vice President and     March 31, 1998
-----------------------------------------------------  Chief Financial Officer
               Graham P. Espley-Jones

                /s/ R. BRUCE ANDREWS                   Director                         March 31, 1998
-----------------------------------------------------
                  R. Bruce Andrews

                  /s/ JOHN A. BOOTY                    Director                         March 31, 1998
-----------------------------------------------------
                    John A. Booty

                /s/ DAVID P. COLLINS                   Director                         March 31, 1998
-----------------------------------------------------
                  David P. Collins

                /s/ MAURICE J. DEWALD                  Director                         March 31, 1998
-----------------------------------------------------
                  Maurice J. DeWald

                /s/ ROBERT P. FREEMAN                  Director                         March 31, 1998
-----------------------------------------------------
                  Robert P. Freeman

                 /s/ MURRY N. GUNTY                    Director                         March 31, 1998
-----------------------------------------------------
                   Murry N. Gunty

                /s/ KENNETH M. JACOBS                  Director                         March 31, 1998
-----------------------------------------------------
                  Kenneth M. Jacobs

                /s/ JOHN J. RYDZEWSKI                  Director                         March 31, 1998
-----------------------------------------------------
                  John J. Rydzewski

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
ARV Assisted Living, Inc.:

     We have audited the accompanying consolidated balance sheets of ARV Assisted Living, Inc. and subsidiaries as of December 31, 1997 and March 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine-month period ended December 31, 1997 and each of the years in the two-year period ended March 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule described in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARV Assisted Living, Inc. and subsidiaries as of December 31, 1997 and March 31, 1997, and the results of their operations and their cash flows for the nine-month period ended December 31, 1997 and each of the years in the two-year period ended March 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/  KPMG PEAT MARWICK LLP

Orange County, California
March 24, 1998

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND MARCH 31, 1997
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997          1997
                                                              ------------    ---------
Current assets:
  Cash and cash equivalents.................................    $102,776      $ 15,809
  Fees receivable and other amounts due from affiliates.....         571           523
  Investments in real estate held for sale..................          --         1,985
  Prepaids and other current assets.........................       3,920         4,642
  Net current assets from discontinued operations...........          --         1,829
                                                                --------      --------
          Total current assets..............................     107,267        24,788
Restricted cash.............................................         206         1,912
Deferred project costs......................................         246           647
Property, furniture and equipment...........................     117,557       122,027
Deferred tax asset..........................................          --           518
Other noncurrent assets.....................................       6,575         9,975
Net non-current assets from discontinued operations.........       1,234         2,080
                                                                --------      --------
                                                                $233,085      $161,947
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  6,696      $  3,277
  Accrued liabilities.......................................       7,864         4,556
  Notes payable, current portion............................       9,388         2,027
  Notes payable and other amounts due to affiliates.........          --            40
  Accrued interest payable..................................       1,482         1,941
  Net current liabilities from discontinued operations......       6,558            --
                                                                --------      --------
          Total current liabilities.........................      31,988        11,841
Lease concessions...........................................         565            --
Deferred revenue, less current portion......................         369           244
Notes payable, less current portion.........................      81,560        90,481
                                                                --------      --------
                                                                 114,482       102,566
                                                                --------      --------
Commitments and contingent liabilities......................
Minority interest in majority owned entities................       7,168         8,007
Series A Preferred stock, convertible and redeemable; 2,000
  shares authorized none issued or outstanding at December
  31, 1997 and March 31, 1997...............................          --            --
Shareholders' equity:
  Preferred stock, no par value. Authorized 8,000 shares,
     none issued and outstanding............................          --            --
  Common stock, no par value. Authorized 100,000 shares;
     issued and outstanding 15,848 and 9,655 shares at
     December 31, 1997 and March 31, 1997, respectively.....     142,945        60,749
  Accumulated deficit.......................................     (31,510)       (9,375)
                                                                --------      --------
          Total shareholders' equity........................     111,435        51,374
                                                                --------      --------
                                                                $233,085      $161,947
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997 AND THE FISCAL YEARS ENDED
                            MARCH 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 MARCH 31,
                                                             DECEMBER 31,    ------------------
                                                                 1997         1997       1996
                                                             ------------    -------    -------
Revenue:
  Assisted living community revenue:
     Rental revenue........................................    $ 64,411      $63,475    $22,515
     Assisted living and other services....................      12,476       10,295      2,964
  Management fees from affiliates..........................         388        1,141      2,536
                                                               --------      -------    -------
          Total revenue....................................      77,275       74,911     28,015
                                                               --------      -------    -------
Operating expenses:
  Assisted living community operating expense..............      51,247       47,117     16,395
  Assisted living community lease expense..................      15,773       12,872      6,644
  General and administrative...............................      15,759        7,575      7,705
  Depreciation and amortization............................       4,896        4,366      1,031
                                                               --------      -------    -------
          Total operating expenses.........................      87,675       71,930     31,775
                                                               --------      -------    -------
Income (loss) from operations..............................     (10,400)       2,981     (3,760)
Other income (expense):
  Interest income..........................................       1,821        1,668      1,071
  Other income, net........................................         321        1,402      2,203
  Gain on sale of LLC interests............................       5,511           --         --
  Interest expense.........................................      (4,568)      (5,470)    (1,362)
                                                               --------      -------    -------
          Total other income (expense).....................       3,085       (2,400)     1,912
                                                               --------      -------    -------
Income (loss) from continuing operations before income
  taxes....................................................      (7,315)         581     (1,848)
Income tax expense.........................................         484          297        233
                                                               --------      -------    -------
Income (loss) from continuing operations before minority
  interest in income of majority owned entities,
  discontinued operations, and extraordinary item..........      (7,799)         284     (2,081)
Minority interest in income of majority owned entities.....         773          783         --
                                                               --------      -------    -------
Loss from continuing operations............................      (8,572)        (499)    (2,081)
Income (loss) from operations of discontinued operations,
  net of income tax expense (benefit) of $1,580, ($96) and
  $142 for the nine-month period ended December 31, 1997
  and the fiscal years ended March 31, 1997 and 1996,
  respectively.............................................     (13,563)        (889)     1,116
Extraordinary loss from early extinguishment of debt, net
  of income tax benefit of $231............................          --         (386)        --
                                                               --------      -------    -------
          Net loss.........................................    $(22,135)     $(1,774)   $  (965)
                                                               ========      =======    =======
Basic and diluted loss per common share:
  Loss from continuing operations..........................    $  (0.77)     $  (.05)   $  (.39)
  Income (loss) from discontinued operations...............       (1.21)        (.10)       .18
  Loss from extraordinary item.............................          --         (.04)        --
                                                               --------      -------    -------
          Net loss.........................................    $  (1.98)     $  (.19)   $  (.21)
                                                               ========      =======    =======
Weighted average common shares outstanding.................      11,171        9,400      6,246
                                                               ========      =======    =======

          See accompanying notes to consolidated financial statements.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
  FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997 AND THE FISCAL YEARS ENDED
                            MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                 COMMON STOCK      RECEIVABLE
                                               -----------------      FROM      ACCUMULATED
                                               SHARES    AMOUNT       ESOP        DEFICIT      TOTAL
                                               ------   --------   ----------   -----------   --------
Balance at March 31, 1995....................   5,098   $  3,009     $(262)      $ (6,284)    $ (3,537)
Issuance of common stock (IPO), net of
  issuance costs of $4,893...................   3,384     42,662        --             --       42,662
Collection of ESOP receivable................      --         --       262             --          262
Preferred stock dividends declared...........      --         --        --           (352)        (352)
Repurchase of common stock...................    (493)      (351)       --             --         (351)
Preferred stock conversion...................     320      2,228        --             --        2,228
Net loss.....................................      --         --        --           (965)        (965)
                                               ------   --------     -----       --------     --------
Balance at March 31, 1996....................   8,309     47,548        --         (7,601)      39,947
Issuance of common stock, net of issuance
  costs of $1,572............................   1,346     13,201        --             --       13,201
Net loss.....................................      --         --        --         (1,774)      (1,774)
                                               ------   --------     -----       --------     --------
Balance at March 31, 1997....................   9,655     60,749        --         (9,375)      51,374
Issuance of common stock, net issuance cost
  of $4,792..................................   6,193     82,196        --             --       82,196
Net loss.....................................      --         --        --        (22,135)     (22,135)
                                               ------   --------     -----       --------     --------
Balance at December 31, 1997.................  15,848   $142,945     $  --       $(31,510)    $111,435
                                               ======   ========     =====       ========     ========

          See accompanying notes to consolidated financial statements.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997 AND THE FISCAL YEARS ENDED
                            MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                   MARCH 31,
                                                              DECEMBER 31,    --------------------
                                                                  1997          1997        1996
                                                              ------------    --------    --------
Cash flows provided by (used in) operating activities:
  Net loss..................................................    $(22,135)     $ (1,774)   $   (965)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Loss (income) from discontinued operations..............      13,563           889      (1,116)
    Gain on sale of LLC interests...........................      (5,511)           --          --
    Extraordinary loss from early extinguishment of debt....          --           386          --
    Depreciation and amortization...........................       4,896         4,366       1,031
    Provision for doubtful accounts and discontinued project
      costs.................................................         597           163          --
    Minority interest in income of majority owned
      entities..............................................         773           783          --
    Other...................................................        (277)          (90)        (96)
    Changes in assets and liabilities, net of acquisitions:
      (Increase) decrease in:
      Fees receivable and other amounts due from
        affiliates..........................................         300          (141)       (230)
      Deferred tax asset....................................         518          (290)        265
      Prepaids and other assets.............................         (63)       (4,439)       (943)
    Increase (decrease) in:
      Accounts payable and accrued liabilities..............       4,894         2,438       2,031
      Deferred revenue......................................        (166)         (484)       (594)
      Accrued interest payable..............................        (459)        1,811         130
      Due to affiliates.....................................         (40)          (22)       (864)
                                                                --------      --------    --------
        Net cash provided by (used in) operating activities
          of continuing operations..........................      (3,110)        3,596      (1,351)
        Net cash provided by (used in) operating activities
          of discontinued operations........................      (4,328)       (2,681)        807
                                                                --------      --------    --------
        Net cash provided by (used in) operating
          activities........................................      (7,438)          915        (544)
                                                                --------      --------    --------
Cash flows provided by (used in) investing activities:
  (Increase) decrease in deferred project costs.............        (128)          198       1,273
  Increase in investments in real estate held for sale......          --        (3,769)     (6,807)
  Additions to property, furniture and equipment............     (18,619)      (70,115)    (45,747)
  (Increase) decrease in leased property security
    deposits................................................        (282)          879        (559)
  (Increase) decrease in restricted cash....................       1,706         3,003      (4,915)
  Proceeds from sale and leaseback of communities...........       1,871        29,052       5,083
  Purchase of limited partnership interests.................        (524)      (18,542)     (1,794)
  Proceeds from sale of LLC interests.......................      24,253            --          --
  Distributions received from limited partnership...........       3,570            --          --
  Other.....................................................          --            41        (442)
                                                                --------      --------    --------
        Net cash provided by (used in) investing
          activities........................................      11,847       (59,253)    (53,908)
                                                                --------      --------    --------
Cash flows provided by financing activities:
  Proceeds from issuance of common stock, net of issuance
    costs...................................................      24,806           739      42,662
  Common stock purchased by ESOP............................          --            --         262
  Borrowings under notes payable............................          --        31,081      14,475
  Repayments of notes payable...............................      (1,560)      (18,633)     (6,140)
  Proceeds from convertible subordinated notes, net of
    issuance costs..........................................      60,000        55,195      10,762
  Distributions paid from majority owned entities...........        (688)           --          --
  Repurchase of convertible subordinated notes..............          --        (1,689)       (139)
  Repurchase of common stock................................          --            --        (351)
  Preferred stock dividends paid............................          --            --        (400)
                                                                --------      --------    --------
        Net cash provided by financing activities...........      82,558        66,693      61,131
                                                                --------      --------    --------
        Net increase in cash and cash equivalents...........      86,967         8,355       6,679
Cash and cash equivalents at beginning of period............      15,809         7,454         775
                                                                --------      --------    --------
Cash and cash equivalents at end of period..................    $102,776      $ 15,809    $  7,454
                                                                ========      ========    ========
  Supplemental schedule of cash flow information:
    Cash paid during the year for:
      Interest..............................................    $  6,351      $  4,481    $  1,183
                                                                ========      ========    ========
      Income taxes..........................................    $     14      $    671    $    128
                                                                ========      ========    ========
  Supplemental schedule of non-cash investing and financing
    activities:
    Conversion of convertible subordinated notes to common
      stock.................................................    $ 60,000      $ 10,106    $     --
    Minority interests in majority owned entities...........          --         7,141       1,283
    Purchase of buildings...................................          --            --       9,350
    Sale of buildings, net of closing costs.................          --            --       9,400
    Debt assumed in conjunction with purchase of building...          --            --         350
    Preferred stock dividends declared......................          --            --          51
    Conversion of preferred stock to common stock...........          --         2,356       2,228
    Acquisition of SynCare..................................          --           485          --
    Accrual of stock issuance costs.........................       2,610            --          --

          See accompanying notes to consolidated financial statements.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General

     ARV Assisted Living, Inc. and subsidiaries (the Company) owns, operates, acquires and develops assisted living facilities that provide housing to senior citizens, some of whom require assistance with the activities of daily living such as bathing, dressing and grooming.

     At December 31, 1997, the Company operated 49 assisted living facilities ("ALCs") in 10 states including 14 which are owned by the Company ("Owned ALCs"), 32 which the Company operates pursuant to long-term operating leases ("Leased ALCs") and three in which the Company serves as the general partner of the owner partnership ("Managed ALCs"). Thirty of the ALCs are located in California with other concentrations in Florida, Texas, the Midwest and the Northeast. The Company also managed three senior apartment communities, and 19 affordable senior and multifamily apartments (the "Apartment Group") in 17 of which the Company serves as the general partner. However, in December 1997, the Company's Board of Directors adopted a plan to discontinue the operations of the Apartment Group.

  Change in Fiscal Year

     The Company changed its fiscal year end to December 31, from March 31, effective with the current period ending December 31, 1997.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which the Company has controlling interests, have been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Accounting Changes

     During the nine-month period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). This statement replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share.

     During the nine-month period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") which incorporates the already existing requirements of APB Opinion No. 15. This statement requires disclosure in summary form of the pertinent rights and privileges of various securities outstanding including dividend and liquidation preferences, participation rights, call prices and dates, sinking-fund requirements, unusual voting rights and significant terms of contracts to issue additional shares. As the Company is already in compliance

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

with the provisions of APB Opinion No. 15, the adoption of SFAS 129 did not have an impact on the financial statements.

     During the fiscal year ended March 31, 1997, the Company adopted Statement of Financial Accounting Standards 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires disclosure of the fair value and other characteristics of stock options. The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").

     During the fiscal year ended March 31, 1996, the company adopted Statement of Financial Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") which requires the Company to review its long-lived assets for impairments when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Company estimates the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset's fair value.

  Cash and Cash Equivalents

     For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Investment in Real Estate Held for Sale

     Investment in real estate held for sale at March 31, 1997 includes costs related to projects expected to be sold within one year. Such investments are carried at the lower of cost or market.

  Restricted Cash

     Restricted cash represents cash held as collateral for letters of credit issued to lessors in lieu of security deposits.

  Deferred Project Costs

     Deferred project costs are payments incurred prior to the acquisition of real property which are capitalized as incurred. These preacquisition costs primarily include land acquisition, legal and architectural fees, feasibility study costs and other direct costs associated with new ALC development. Deferred project costs are transferred to property furniture and equipment upon the successful acquisition of an assisted living community or site. If a project is discontinued, any deferred project costs are expensed.

  Property, Furniture and Equipment

     Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements..........................  27.5 to 35 years
Furniture, fixtures and equipment...................  3 to 7 years

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

     Property, furniture and equipment consisted of the following (in thousands):

                                               DECEMBER 31,    MARCH 31,
                                                   1997          1997
                                               ------------    ---------
Land.........................................    $ 14,712      $ 19,897
Construction in progress.....................      15,387        18,097
Buildings and improvements...................      82,180        78,196
Furniture, fixtures and equipment............      13,746        10,295
                                                 --------      --------
                                                  126,025       126,485
Accumulated depreciation.....................      (8,468)       (4,458)
                                                 --------      --------
                                                 $117,557      $122,027
                                                 ========      ========

     Capitalized interest amounted to $1,065,000 for the nine-month period ended December 31, 1997 and $721,000 for the fiscal year ended March 31, 1997. No interest was capitalized during fiscal 1996.

  Investments in Partnerships

     The Company is general partner in five limited partnerships, four of which are consolidated, which operate ALCs and senior apartments (ownership interests range from less than 1% to 89.5%). The Company is also a general partner in 17 tax credit partnerships (ownership is generally less than 1%). The Company accounts for its investment in one consolidated partnership where significant influence exists using the equity method because it has less than a controlling interest. Other investments in partnerships are accounted for using the cost method. Under the terms of the partnership agreements, profits and losses are allocated to the general and limited partners in specified ratios. The Company generally has unlimited liability for obligations of certain partnerships in which it is the general partner. Liabilities under these obligations have generally not been significant. The Company has unlimited liability under separate guarantees and has recorded significant provisions for these guarantees (see Note 3).

     On January 31, 1997, the Company acquired a 12.8% limited partnership interest in Senior Income Fund, L.P. ("Senior Income Fund") pursuant to a tender offer for any and all outstanding limited partnership units in Senior Income Fund. The partnership is a limited partnership that owned and operated four senior residential properties. The Company accounts for its investment in Senior Income Fund under the equity method. Effective October 1, 1997, the Company discontinued the recognition of income related to this investment and recorded an impairment provision of $150,000 following Senior Income Fund's announced plans to liquidate its assets and receipt of a substantial return of capital.

  Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to adjust net deferred tax assets to the amount which management believes will more likely than not be recoverable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

  Revenue Recognition

     The Company recognizes rental and assisted living services revenue from owned and leased communities on a monthly basis as earned. The Company receives fees for property management and partnership administration services from managed communities. The Company also receives wholesaling commissions for the sale of limited partnership interests, acquisition fees for the selection, development and purchase of partnership properties, commissions on the sale of partnership properties and certain other fees as specified in the partnership agreements. Fees are recognized when earned.

     The Company is the general partner in various tax credit partnerships, and provides services related to the purchase, development, construction and, later, management of the projects. Fees earned for services provided are reduced by amounts that the general partner is required to advance to the tax credit partnerships, such as Owner Equity Contributions, as defined in the partnership agreements, plus any anticipated operating support requirements. Fees are recognized when there is reasonable assurance that future rent receipts will cover operating expenses and debt service, including payments due the Company under the terms of the transaction (see Note 12).

     GeriCare records therapy revenue at the estimated net realizable amounts due from patients, third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Such contractual adjustments are accrued on an estimated basis during the period the related services are rendered. Therapy revenue is adjusted as required in subsequent periods based on final settlements.

     In December 1997, the Company's Board of Directors adopted a plan to discontinue the operations of GeriCare and the Apartment Group.

  Assisted Living Facility Sale-Leaseback Transactions

     Certain facilities are sold subject to leaseback provisions. Leases are structured to ensure they meet the provisions for operating lease treatment. Gains are deferred and amortized into income over the lives of the leases.

  Gain on Sale of LLC Interests

     In December 1997, the Company sold its interest in two limited liability companies one of which owned a community in New York and the second of which owned a parcel of land in New Jersey. As a result of this sale, the Company recognized a gain on sale of approximately $5.5 million during the final quarter of 1997.

  Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS 128 "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of potentially dilutive securities was not included for any of the periods presented as the effect was antidilutive. Potentially dilutive securities include convertible notes, stock options and warrants which convert to 3,096,392, 1,085,002 and 116,152 shares of common stock for the nine month period ended December 31, 1997 and the years ended March 31, 1997 and 1996, respectively. For the year ended March 31, 1996, preferred stock dividends declared totaling $352,000 have been included in the calculation of basic and dilutive earnings per share. The Company adopted

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

SFAS 128 during the final quarter of 1997. The adoption of this statement did not have an impact on the Company's financial statements.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier financial statements for comparative purposes. SFAS 130 requires that items meeting the criteria of a component of comprehensive income, including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities, be shown in the financial statements. SFAS 130 does not require a specific format for disclosure of comprehensive income and its components in the financial statements. The adoption of SFAS 130 is not expected to have an impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision makers in deciding how to allocate resources and in assessing performance. SFAS 131 also requires that all public business enterprises report information about the revenues derived form the enterprise's products or services (or groups of similar products or services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Comparative information for interim periods is not required until the second year of application. The adoption of SFAS No. 131 is not expected to have an impact on the Company's financial statements.

  Reclassifications

     Reclassifications have been made to certain fiscal March 31, 1997 and 1996 amounts to conform to the December 31, 1997 presentation.

(2) ACQUISITIONS

     In August 1996, ARV Health Care, Inc. ("ARV Health Care"), a wholly owned subsidiary of the Company, acquired all of the outstanding stock of SynCare, Inc., a California corporation and its three wholly owned subsidiaries ("GeriCare"), in a stock for stock merger valued at approximately $1.2 million. The Company recorded the acquisition under the purchase method of accounting at the cost of approximately $1.2 million and recorded the assets and liabilities of the merged entity at their estimated fair value. As part of the SynCare acquisition, the Company entered into a Holdback Escrow Agreement (the "Agreement") with the former sole shareholders of SynCare (the "Sellers"). Under the Agreement, one-half of the 85,146 shares issued to Sellers as consideration for their stock in SynCare were delivered to the General Counsel for the Company as escrowholder, defined as the "Buyer's Agent" in the Agreement. Pursuant to the Agreement, Buyer's Agent retains possession of the escrowed shares pending distribution of all or a portion thereof to Sellers on the first, second and third anniversaries of the closing date, as determined by offsetting, as of each such anniversary, uncollected accounts receivable listed on the closing balance sheet against the reserves

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

established therefore on the closing balance sheet. It was a further condition to delivery of the escrowed shares to Sellers that Sellers remain as full-time employees of the Company or a subsidiary thereof as of each anniversary, without being terminated for cause prior to such anniversary dates. Prior to the first anniversary of the closing date, both Sellers were terminated for cause. Based thereon, the Company has taken the position that the undelivered shares are the property of the Company under the Agreement, and the matter is in dispute between the parties. In December 1997, Management and the Board of Directors concluded that the operation of ARV Health Care was no longer part of its strategic plan or core business. Management plans to dispose of this business during 1998 (see Note 3).

     In August 1996, the Company acquired a 51% controlling interest in American Retirement Villas Properties II, a California limited partnership, which has five Owned ALCs and five Leased ALCs totaling 941 units. The acquisition was completed pursuant to a tender offer for limited partnership units not already owned by the Company. Additional limited partnership units were acquired increasing the Company's ownership to 52.3% at December 31, 1997.

     The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisition of American Retirement Villas Properties II took place on April 1, 1995.

                                                       UNAUDITED
                                                       MARCH 31,
                                                 ----------------------
                                                   1997          1996
                                                 --------      --------
                                                 (IN THOUSANDS, EXCEPT
                                                   PER SHARE AMOUNTS)
Total revenue..................................  $82,219       $42,480
Total operating expenses.......................  $78,482       $44,177
Net loss.......................................  $(1,371)      $  (132)
Loss per common share..........................  $  (.15)      $  (.08)

     In June 1996, the Company purchased an aggregate 18.6% limited partner interest for $469,000 in San Gabriel Retirement Villa ("Villa Colima") for which it serves as the general partner. Subsequently, the Company purchased an additional 19.0% for $954,000. Additional limited partnership units were acquired increasing the Company's ownership to 60.5% at December 31, 1997.

     The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisition of Villa Colima took place on April 1, 1995.

                                                       UNAUDITED
                                                       MARCH 31,
                                                 ----------------------
                                                   1997          1996
                                                 --------      --------
                                                 (IN THOUSANDS, EXCEPT
                                                   PER SHARE AMOUNTS)
Total revenue..................................  $75,299       $29,635
Total operating expenses.......................  $72,246       $33,058
Net loss.......................................  $(1,749)      $  (850)
Loss per common share..........................  $  (.19)      $  (.19)

(3) DISCONTINUED OPERATIONS

     In December 1997, the Company's Board of Directors adopted a plan to discontinue the operations of GeriCare, its therapy business, and the Apartment Group (previously referred to as Tax Credit Properties) by the end of fiscal 1998. In March 1998, the Company reached an agreement in principle to form a strategic alliance with a national provider of physical-rehabilitation services. The alliance will offer residents of ARV

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

communities rehabilitation and wellness care services and assist those residents to age in place while allowing the Company to exit the rehabilitation business. The Company is in negotiations with lenders for certain of the Apartment Group's tax credit partnerships to resolve outstanding issues which would increase the marketability of the partnerships and is in discussions with several potential buyers of the Apartment Group's assets.

     Accordingly, the results of these operations for the nine-month period ended December 31, 1997, including provisions for impairments of the divisions assets and provision for anticipated future operating deficit loan funding and projected permanent loan financing deficits of $10.6 million, have been segregated from continuing operations and reported separately in the statement of operations. During the fiscal year ended March 31, 1997, the Company took a $2.0 million charge related to its Apartment Group. Provisions for operating deficit loan funding and permanent loan financing deficits are based on management's estimates and include assumptions for occupancy, projected revenues and expenses and timing until lease-up. Such estimates are revised as additional information and operating history is available.

     The Company has restated its prior financial statements to present the net current and long-term assets and liabilities operating results and cash flows of these divisions as discontinued operations. The assets and liabilities of such operations have been reflected in the balance sheet on a net basis, based substantially on the original current or long-term classification of such assets and liabilities. The Company allocates interest to discontinued operations based on average advances outstanding at the Company's incremental borrowing rate of 6.75%, 10% and 10% for the nine months ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996.

     Operating results from discontinued operations are as follows (in thousands):

                                               FOR THE          FOR THE FISCAL YEARS
                                          NINE-MONTH PERIOD       ENDED MARCH 31,
                                          ENDED DECEMBER 31,    --------------------
                                                 1997             1997        1996
                                          ------------------    --------    --------
Revenue.................................       $  7,129          $5,507      $1,564
Costs and expenses......................         19,112           6,492         306
                                               --------          ------      ------
Income (loss) before income taxes.......        (11,983)           (985)      1,258
Income tax provision (benefit)..........          1,580             (96)        142
                                               --------          ------      ------
Net income (loss).......................       $(13,563)         $ (889)     $1,116
                                               ========          ======      ======

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

     The components of net assets (liabilities) of discontinued operations included in the Company's consolidated balance sheets at December 31, 1997 and March 31, 1997, are as follows:

                                                       DECEMBER 31,    MARCH 31,
                                                           1997          1997
                                                       ------------    ---------
Current:
Cash.................................................    $   132        $   154
Accounts receivable and other........................      3,171          3,626
Accounts payable and other...........................     (1,460)          (732)
Accrued liabilities..................................     (8,401)        (1,219)
                                                         -------        -------
     Net current assets (liabilities) from
       discontinued operations.......................     (6,558)         1,829
                                                         -------        -------
Non-current:
Deferred project costs...............................         --            425
Property, furniture and equipment....................         --            171
Deferred tax asset...................................         --          1,486
Other non-current assets.............................      1,633            328
Deferred revenue.....................................       (399)          (330)
                                                         -------        -------
     Net non-current assets from discontinued
       operations....................................      1,234          2,080
                                                         -------        -------
Net asset (liability) from discontinued operations...    $(5,324)       $ 3,908
                                                         =======        =======

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

(4) NOTES PAYABLE

     Notes payable consist of (in thousands):

                                                              DECEMBER 31,   MARCH 31,
                                                                  1997         1997
                                                              ------------   ---------
Convertible subordinated notes due April 1, 2006 with
  interest at 6.75%. The notes require monthly semi-annual
  payments of interest and are convertible to common stock
  at $18.57 per share. The notes, offered in a maximum
  amount of $57,500, may be called by the Company beginning
  in April 1999 at declining premiums starting at 110% of
  the principal amount......................................    $57,500       $57,500
Notes payable, including notes payable to banks of $6,625
  and $6,666 at December 31, 1997 and March 31, 1997,
  respectively, bearing interest at fixed rates between 7.5%
  and 10.5%, payable in monthly installments of principal
  and interest totaling $155, collateralized by property,
  maturities ranging from February 1999 through July 2035...     18,456        19,494
Notes payable to banks bearing interest at floating rates of
  LIBOR (5.69% at December 31, 1997) plus 2.75% payable in
  monthly installments of interest only collateralized by
  Owned ALCs, maturing September 30, 1998...................      8,750         8,750
Notes payable to banks, bearing interest at floating rates
  between prime (8.5% at December 31, 1997) plus rates
  between 1.0% through 2.0%, payable in monthly installments of principal and interest totaling $25 due March 2004,
  collateralized by an ALC and the Company's corporate
  headquarters..............................................      5,969         6,453
Other -- primarily capitalized equipment leases.............        273           311
                                                                -------       -------
                                                                 90,948        92,508
Less amounts currently payable..............................      9,388         2,027
                                                                -------       -------
                                                                $81,560       $90,481
                                                                =======       =======

     The future annual principal payments of the notes payable at December 31, 1997 are as follows (in thousands):

1998.......................................................  $ 9,388
1999.......................................................    1,404
2000.......................................................      790
2001.......................................................      495
2002.......................................................      511
Thereafter.................................................   78,360
                                                             -------
                                                             $90,948
                                                             =======

     Convertible subordinated notes due in 1999 were called by the Company in the fiscal year ended March 31, 1997. Note holders who chose to redeem their notes were paid a premium of 6.7% upon redemption, totaling $261,000, and unamortized note issuance costs of $335,000 were expensed, resulting in the extraordinary loss of $386,000, net of income tax benefit. Holders of approximately $11.0 million of the notes converted the notes into 900,662 shares of common stock.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

     On June 24, 1996, the Company obtained a $35 million commitment from Bank United for the construction or acquisition of ALCs. The terms of the commitment provide for interest at 2.75% over the thirty day LIBOR rate. Of the commitment, a $20 million sub-limit has been established for the construction of ALCs. As of December 31, 1997 and March 31, 1997, the Company had outstanding indebtedness of $8.8 million used as mortgage financing of existing ALCs. Additionally, the Company had guaranteed a $7.7 million loan borrowed by an Affiliated Partnership for the construction of a new ALC.

     On September 10, 1996, the Company obtained a $10 million revolving line of credit with Imperial Bank to be used for acquisition, development, the provision of letters of credit and general corporate purposes. Advances under this line of credit are priced at the Imperial Bank prime rate plus 0% to .5% or LIBOR plus 2.0% to 2.5% based upon the Company's achievement of financial ratios. As of December 31, 1997, the Company had used $9.2 million of this line of credit for the provision of letters of credit used as Leased ALC security deposits.

     As of December 31, 1997, the Company has expended substantially all of the $55.2 million net proceeds received from the sale of the 2006 Notes. The Company intends to refinance certain notes payable maturing September 1998.

     In November 1996, the Company obtained a $75 million commitment from Meditrust for the acquisition of additional existing ALCs. As of December 31, 1997 none of this commitment has been expended.

     The various debt agreements contain restrictive covenants requiring the Company to maintain certain financial ratios, including current ratio, working capital, minimum net worth, debt-to-equity and debt service coverage, among others. At December 31, 1997, the Company was not in compliance with minimum net worth, debt service coverage ratios and cross default covenants. For those debt covenants with which the Company was not in compliance, it has obtained waivers for such requirements. The lenders have waived compliance with these covenants through maturity of the debt in September 1998, with the exception of the debt service coverage ratio which has been waived through March 31, 1998. The Company believes that several alternatives are available to remedy the default before the next measurement date of June 30, 1998. Had the Company not obtained waivers, it would have been in default on $13.8 million of mortgage debt, $16.5 million of guaranteed debt and $9.2 million of standby letters of credit issued as security for ALC operating leases.

(5) EMPLOYEE BENEFIT PLANS

  ESOP

     The Company has an Employee Stock Ownership Plan ("ESOP") which covers all employees of the Company. Contributions to the ESOP are made at the discretion of the Company's Board of Directors. For the nine-month period ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996, no contributions were made to the ESOP by the Company.

  Savings Plan

     Effective January 1, 1997, the Company established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. An employee becomes eligible to participate in the plan upon completing one year and 1,000 hours of service and by being at least 21 years of age. The Company's expense related to the Savings Plan was approximately $129,000 and $38,000 for the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

(6) STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees' ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options usually equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

     Effective October 1, 1995, the Company adopted the 1995 Stock Option and Incentive Plan of ARV Assisted Living, Inc. (the Plan) for the benefit of its eligible employees, consultants and directors. The Plan consists of two plans, one for the benefit of key employees and consultants and one for the benefit of nonemployee directors. The maximum number of shares which may be issued under the Plan is 15% of the total outstanding shares at the end of the fiscal year. The number of shares which may be issued for Incentive Stock Options is limited to 1,155,666 shares. Options granted under the Plan vest over periods ranging from one and one-half to five years from the date of the grant. During the nine-month period ended December 31, 1997, 265,434 of the options were eligible for exercise. None of the vested options had been exercised as of December 31, 1997.

     A summary of stock options at December 31, 1997 is as follows:

                                           SHARES     SHARES UNDER
                                         AVAILABLE    OUTSTANDING       PRICE PER
                                         FOR GRANT      OPTIONS           SHARE
                                         ----------   ------------   ---------------
Authorization of shares................   2,377,275           --                 N/A
Options granted........................  (1,502,900)   1,502,900     $ 8.06 - $16.25
Options canceled.......................     417,898     (417,898)    $10.25 - $14.00
                                         ----------    ---------     ---------------
Balance at December 31, 1997...........   1,292,273    1,085,002     $ 8.06 - $16.25
                                         ==========    =========     ===============

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with a weighted-average expected life of the option of 7 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of trade options, and because changes in subjective input assumptions can materially affect the fair value estimate, actual fair values may differ from those estimates.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

     The following represents the estimated fair value of options granted and the assumptions used for calculation:

                                                                  MARCH 31,
                                               DECEMBER 31,    ----------------
                                                   1997         1997      1996
                                               ------------    ------    ------
Average estimated fair value per option at
  grant date.................................     $14.00       $11.21    $13.84
Average exercise price per option granted....     $14.07       $11.21    $13.91
Expected Stock volatility....................        53%          57%       57%
Risk -- free interest rate...................       5.7%         6.5%      6.5%
Option term -- years.........................         10           10        10
Stock dividend yield.........................         --           --        --

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                                 MARCH 31,
                                             DECEMBER 31,    ------------------
                                                 1997         1997       1996
                                             ------------    -------    -------
Pro forma net loss.........................    $(23,865)     $(2,122)   $(1,368)
Pro forma loss per share...................    $  (2.14)     $  (.23)   $  (.22)

     A summary of the Company's stock option activity and related information for the nine-month period ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996 is as follows:

                                                                             MARCH 31,
                               DECEMBER 31,           --------------------------------------------------------
                                   1997                          1997                          1996
                       ----------------------------   ---------------------------   --------------------------
                                   WEIGHTED AVERAGE              WEIGHTED AVERAGE             WEIGHTED AVERAGE
                        OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                       ---------   ----------------   --------   ----------------   -------   ----------------
Outstanding --
  beginning of the
  year...............    976,392        $12.87         775,782        $13.90             --            --
Granted..............    259,500        $14.07         389,000        $11.21        854,400        $13.90
Exercised............         --            --              --            --             --            --
Forfeited............   (150,890)       $12.72        (188,390)       $13.68        (78,618)        14.00
                       ---------                      --------                      -------
Outstanding -- end of
  year...............  1,085,002        $13.18         976,392        $12.87        775,782         13.90
                       =========                      ========                      =======
Exercisable at end of
  year...............    265,434        $13.67         142,415        $13.74             --            --
Weighted average fair
  value of options
  granted during the
  year...............                   $14.07                        $11.21                       $13.84
                                        ======                        ======                       ======

     At December 31, 1997, options outstanding had a weighted average life of
8.61 years.

     Subsequent to year-end, approximately 452,000 additional options were granted.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

(7) INCOME TAXES

     The provision for income tax expense from continuing operations consists of the following for the nine-month period ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996 (in thousands):

                                                                   MARCH 31,
                                                 DECEMBER 31,    -------------
                                                     1997        1997     1996
                                                 ------------    -----    ----
Current:
  Federal......................................      $(29)       $ 364    $
  State........................................        (5)          64      --
                                                     ----        -----    ----
          Total current........................       (34)         428      --
                                                     ----        -----    ----
Deferred:
  Federal......................................       440         (111)    198
  State........................................        78          (20)     35
                                                     ----        -----    ----
          Total deferred.......................       518         (131)    233
                                                     ----        -----    ----
                                                     $484        $ 297    $233
                                                     ====        =====    ====

     The Company has Federal net operating loss carryovers of $11,030,000 which expire in 2011 to 2012.

     A reconciliation of income tax expense (benefit) related to income from continuing operations at the Federal statutory rate of 34% to the Company's provision for income taxes is as follows (in thousands):

                                                                  MARCH 31,
                                                DECEMBER 31,    --------------
                                                    1997        1997     1996
                                                ------------    -----    -----
Income tax expense (benefit) at statutory
  rate........................................    $(2,487)      $ 198    $(628)
State income tax expense, net of Federal
  income taxes................................         48          29       23
Change in Federal valuation allowance due to
  change in assumptions at beginning of the
  year........................................        440        (219)     197
Change in Federal valuation allowance due to
  current year operations                           3,878         709     (287)
Impact on taxes of minority interest in income
  of majority owned partnerships..............       (262)       (292)      --
Fully reserved tax benefits
  absorbed(generated) by discontinued
  operations that will not (will) benefit
  continuing operations in the future.........     (1,133)         --      961
Other.........................................         --        (128)      33
                                                  -------       -----    -----
          Total income tax expense............    $   484       $ 297    $ 233
                                                  =======       =====    =====

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

     Temporary differences giving rise to a significant amount of deferred tax assets and liabilities from continuing operations at December 31, 1997 and March 31, 1997 are as follows (in thousands):

                                                       DECEMBER 31,    MARCH 31,
                                                           1997          1997
                                                       ------------    ---------
Deferred tax assets:
  Deferred gain on sale..............................    $   140        $  152
  Other partnership income...........................        586            --
  Net operating loss carryforwards...................      4,427           618
  Other..............................................      1,049           626
                                                         -------        ------
          Gross deferred tax asset...................      6,202         1,396
  Less valuation allowance...........................     (5,844)         (764)
  Deferred tax liabilities -- other..................       (358)         (114)
                                                         -------        ------
          Net long-term deferred tax asset...........    $    --        $  518
                                                         =======        ======

     A valuation allowance is provided against the deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance for the deferred tax asset as, in management's best estimate, it is not likely to be realized in the near term.

(8) RELATED PARTY TRANSACTIONS

     The results of the Company and its subsidiaries are substantially affected by transactions and agreements with related parties.

     Fees receivable from affiliates of $107,000 and $93,000 at December 31, 1997 and March 31, 1997, respectively, consists of receivables related to management services rendered by the Company. Related management fees received from affiliates total $388,000, $1,141,000, and $2,536,000 during the nine-month period ended December 31, 1997 and the years ended March 31, 1997 and 1996, respectively.

     Other amounts due from affiliates of $464,000 and $430,000 at December 31, 1997 and March 31, 1997, respectively, consist of non-interest bearing expense advances to various partnerships. Amounts due from affiliates are generally expected to be repaid in subsequent years with cash from operations or from bank financing obtained by the affiliates.

     The Company pays certain expenses such as repair and maintenance, supplies, payroll and retirement benefit expenses on behalf of affiliated Partnerships and is subsequently reimbursed by the Partnerships. During the nine-month period ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996, respectively, the expenses incurred on behalf of affiliates and the related reimbursements from these affiliates amounted to approximately $4.8 million, $7.1 million and $10.0 million, respectively. The Company accounts for these reimbursements as a reduction of the related expenses.

     The Company leases office space under operating leases from affiliated entities. During the year ended March 31, 1996, the leases were amended to expire between 2001 and 2003. Total rental expense related to these leases for the nine-month period ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996 was $112,000, $141,000 and $161,000, respectively.

     In May 1995, the Company purchased from an affiliated entity one of the offices that it occupies for $611,000. Debt assumed in the transaction was $531,000, prior to a principal payment of $181,000. The balance of the purchase price was paid in cash. The remaining $350,000 obligation was due in two years and

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

required monthly principal and interest payments based on a ten-year amortization schedule. The note was repaid in April 1997.

     In fiscal 1996, three partnerships for which the Company is the General Partner obtained the limited partners' approval to sell their ALCs to an unrelated third party with the Company leasing them back. The sales were consummated in fiscal 1996, and the Company simultaneously entered into leases for these ALCs.

     To address certain structural issues in connection with tax credit partnerships, Pacific Demographics Corporation ("Pacific Demographics") (formerly ARVTC, Inc.), was formed in August 1994 by Messrs. Gary Davidson, Booty, Collins and Espley-Jones, as well as two former Company officers, to provide certain development services for these partnerships in exchange for cash and deferred development fees generated by the tax credit partnerships. In order to lessen potential conflicts of interest, in July 1995, the Company's then principal shareholders, who included but were not limited to Messrs. Gary Davidson, Booty, Collins and Espley-Jones sold Pacific Demographics, Inc. to the Company for $100,000 in cash. In addition, they formed a general partnership, Hunter Development ("Hunter") and became co-developers with Pacific Demographics and retained the right to receive 20% of all developer fees up to a maximum of $850,000. Subsequently each of the general partners of Hunter assigned his interest in Hunter to Redhill Development, LLC. Of the maximum amount of $850,000 which could be distributed, $215,553 has been distributed to date of which Messrs. Gary Davidson, Booty, Collins and Espley-Jones have received $40,437, $40,437, $23,800 and $13,460, respectively. During March 1996, $5.2 million of current and future receivables were sold to former employees of the Company in exchange for $191,000 in cash and notes receivable of $1.4 million. These receivables consisted of deferred development fees which were carried on the books of the Company, yet they were fully reserved as the potential for collection was deemed remote. In determining the valuation of these receivables, management considered their potential for collection and applied a discount factor to a projected future stream of cash flows based upon the associated risk of collection. These deferred development fees had been recognized as income by the Company for Federal Income Tax purposes, but had not been recognized under generally accepted accounting principles. During the year ended March 31, 1996, the sale of these receivables reduced the Company's income tax expense by $1.2 million.

     John A. Booty, former President of the Company and the current Vice Chairman of the Board of Directors, provided consulting services to the Company for which Mr. Booty was paid a varying sum not to exceed $30,000 per month for development and acquisition services between October 1996 and September 1997. During the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997, Mr. Booty was paid $175,000 and $180,000 for consulting services, respectively. No consulting fees were paid to Mr. Booty during the fiscal year ended March 31, 1996.

     The Company utilizes the services of J&D Design, as well as others, for interior design work at its facilities. The principal of J&D Design is Joan Davidson, wife of Senior Vice President Eric Davidson and daughter-in-law of the former Chairman, President and Chief Executive Officer, Gary Davidson. Services provided by J&D Design include design work and the purchase of furniture, fixtures and equipment ("FF&E") for developed facilities and rehabilitation of existing or newly acquired facilities. The Company paid J&D Design approximately $755,000, $431,000 and $328,000 for the nine-month period ended December 31, 1997 and the fiscal years ended March 31, 1997 and March 31, 1996, respectively, a portion of which was for design services and a portion of which was for reimbursement of costs for FF&E.

     Mr. R. Bruce Andrews, a member of the Board of Directors, is President of Nationwide Health Properties, Inc. ("NHP"), a Health Care REIT. NHP is the owner of 16 ALCs which are leased to the Company. Of that number, leases for 13 ALCs were entered into prior to November 29, 1995, the date Mr. Andrews became a Board member, and leases for three ALCs were entered into during Mr. Andrews' tenure as Board member. Lease payments have aggregated approximately $8.2 million, $10.3 million and

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

$3.7 million for the nine-month period ended December 31, 1997, the fiscal year ended March 31, 1996 and from November 1, 1995 through March 31, 1996, respectively.

     John J. Rydzewski, a Director of the Company and member of the Compensation Committee, is a principal in the investment banking firm of Benedetto, Gartland and Company, Inc. ("BG&C"). The Company retained BG&C to provide advice concerning the Company's investment in Senior Income Fund L.P., a Delaware limited partnership owning four congregate care facilities in Southern California. The Company paid BG&C appropriately $206,000 during the fiscal year ended March 31, 1997. No amounts were paid to BG&C during the nine month period ended December 31, 1997.

  Common Stock

     During the year ended March 31, 1996, the Company repurchased 493,000 shares of its common stock from three former employee shareholders for approximately $351,000.

(9) SHAREHOLDERS' EQUITY

  Sale of Shares to Prometheus

     In July 1997, the Company sold approximately 1.9 million shares of its common stock to Prometheus Assisted Living LLC ("Prometheus"), an affiliate of Lazard Freres Real Estate Investors, LLC ("Lazard" or "LFREI") for $26.9 million. In October 1997, the Company issued $60 million of Convertible Subordinated Notes (the "Notes") to Prometheus. The Notes were convertible into approximately 3.5 million shares of the Company's common stock at $17.25 per share. The Company had the option to call the Notes at any time, and on December 5, 1997, the Board approved the redemption of the Notes. Per the terms of the Notes, the redemption was made in common stock of the Company. Including a 23.214% optional redemption premium and accrued interest to date, the issuance amounted to approximately 4.3 million shares at $17.25 per share. As a result of these two transactions, the Company raised additional capital, net of costs, of $82.2 million.

  Warrants

     At March 31, 1997 and 1996, the Company had outstanding warrants issued in connection with its Series A Preferred Stock which give the holders the option to purchase approximately 35,695 and 54,197 shares of common stock, respectively, at $7.60 per share. All of these warrants outstanding which were not exercised expired during the nine months ended December 31, 1997. These warrants were exercisable at any time at the option of the holder within three years of the date of issuance, the latest of which was August 1, 1994. At December 31, 1997 and March 31, 1997 and 1996, the Company had outstanding warrants issued to selling brokerage firms in connection with its convertible subordinated notes which give the holders the option to purchase an aggregate maximum of 116,152, 117,650 and 115,304 shares of common stock, respectively at $12.16 per share. These warrants are exercisable at any time at the option of the holder within three years of the date of issuance, the latest of which was July 31, 1995. As of December 31, 1997, warrants to purchase 28,415 shares of Common Stock have been exercised.

  Shareholders Rights Plan

     In July 1997, the Company adopted a shareholders rights plan under which the Company has declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of ARV common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquired 10% or more of the Company's stock or announces a tender offer for 10% of the common stock. When exercisable, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right's then-

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

current exercise price, a number of common shares of ARV having a market value at the time of twice the Right's exercisable price. If ARV is acquired in a merger or other business combination transaction which has not been approved by ARV's Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

(10) REDEEMABLE PREFERRED STOCK

     The Company issued Series A 8% cumulative, convertible and redeemable preferred stock. Each share was convertible at any time, at the option of the holder, in whole or in part, into one share of common stock; redeemable, at the option of the holder, any time after December 31, 1998 for $7.60 per share.

     As of February 7, 1996, the Company exercised its right to redeem all outstanding shares of the Series A 8% cumulative convertible redeemable preferred stock on May 9, 1996. Preferred shareholders had the option of converting their shares into Common Stock at any time prior to April 29, 1996. As of March 31, 1996, 48.6% of the shareholders had converted their Preferred Stock into 319,664 shares of Common Stock. During the fiscal year ended March 31, 1997, the balance of the shareholders converted their preferred stock into 338,141 shares of common stock.

(11) ASSISTED LIVING COMMUNITY LEASES

     At December 31, 1997, the Company leased 32 ALCs. The ALC leases expire from 1998 to 2017, and contain two to three renewal options ranging from five to ten years.

     During the fiscal year ended March 31, 1997, the Company sold four owned ALCs to a subsidiary of Meditrust for proceeds of $29.1 million and simultaneously entered into long-term operating leases. The minimum annual payments for these leases are $2.9 million, subject to future increase as described below. The leases are for terms of 15 years, with renewal options to extend under similar terms for five years each. No gain was recognized on the transaction.

     Generally, leases for Leased ALCs owned by a common lessor contain cross default provisions permitting the lessor to declare a default under all leases in the event of a default on one lease.

     Minimum lease payments required under assisted living community operating leases in effect at December 31, 1997, are as follows:

                YEAR ENDED DECEMBER 31:                  (IN THOUSANDS)
                -----------------------                  --------------
1998...................................................     $ 20,641
1999...................................................       20,773
2000...................................................       20,773
2001...................................................       20,773
2002...................................................       20,773
Thereafter.............................................      142,173
                                                            --------
                                                            $245,906
                                                            ========

     Certain of the leases require the payment of additional rent based on a percentage increase of gross revenues. Such amounts were not material. Leases are subject to increase based upon changes in the consumer price index or gross revenues, subject to certain limits, as defined in the individual lease agreements.

     On June 6, 1996, the Company obtained a $60 million commitment from Health Care REIT, Inc. for financing the construction of new ALCs. This commitment expires June 6, 1998. Pursuant to the terms of the

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

commitment, Health Care REIT, Inc. will finance up to 100% of the approved costs, as defined, for the construction of new ALCs. Upon completion of construction, the Company will lease the communities from Health Care REIT, Inc. on an initial lease term of 15 years, with three options to renew, at the Company's option, for periods of ten years each. The initial lease rate will be based upon the yield of comparable term U.S. Treasury Notes plus 3.75%. In December, 1996, this commitment was increased to $90 million to include $30 million for the acquisition of existing ALCs. The initial lease rate to be paid by the Company on acquisitions funded under this facility will be based upon the yield of comparable term U.S. Treasury Notes plus 3.40%.

(12) COMMITMENTS AND CONTINGENT LIABILITIES

     COMMITMENTS

     The Company and certain shareholders have guaranteed the indebtedness at December 31, 1997, of certain affiliated partnerships as follows:

                                                                      CERTAIN
                                                          COMPANY   SHAREHOLDERS
                                                          -------   ------------
                                                              (IN THOUSANDS)
Notes secured by real estate............................  $16,814     $16,814
Land and construction loans associated with the
  development and construction of affordable housing
  apartments............................................  $34,778     $26,081

     The maximum aggregate amounts of guaranteed indebtedness is $55.7 million at December 31, 1997. The Company has guaranteed tax credits for certain partnerships in the aggregate amount of $78.4 million, excluding interest, penalties or other charges which might be assessed against the partners. The Company and certain shareholders have provided development and operating deficit guarantees for certain Affiliated Partnerships. In December 1997, the Company's Board of Directors adopted a plan to discontinue operations of the Apartment Group. As of December 31, 1997, the Company recorded an $8.6 million charge for development and operating deficit guarantees and permanent loan shortfalls.

     In management's opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued.

     At December 31, 1997, the Company has used $9.2 million of its line of credit with Imperial Bank in the form of non-cash advances to provide letters of credit used as security deposits for leased ALCs. The

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

Company intends to finance certain of its ALCs and investments in property to be developed in order to redeploy the capital.

     At December 31, 1997, the Company leased office space under various operating leases expiring from 2001 to 2003, some of which are from affiliated entities (See Note 8). Noncancelable operating lease commitments for office space at December 31, 1997 are:

                YEAR ENDED DECEMBER 31:                  (IN THOUSANDS)
                -----------------------                  --------------
     1998..............................................      $  332
     1999..............................................         338
     2000..............................................         314
     2001..............................................         243
     2002..............................................         178
     Thereafter........................................         184
                                                             ------
          Total........................................      $1,589
                                                             ======

     Rent expense for these leases amounted to $257,000, $333,000 and $161,000 in the nine-month period ended December 31, 1997 and the fiscal years ended March 31 1997 and 1996, respectively.

     CONTINGENCIES

     On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which the Company is the managing general partner and a majority limited partner, filed actions in Superior Court, County of Santa Clara seeking declaratory judgments against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). ARVP II leases the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. ARVP II seeks a determination that it is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

     In the event that the court finds against ARVP II, rent for the Campbell and Sunnyvale communities could increase significantly, which would reduce distributions to unit holders (including the Company as the majority unit holder) in the future. These rent increases would be retroactive to the commencement of the lease renewal periods. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely, and that the ultimate resolution will not have a material adverse effect of the financial position, results of operations or liquidity of the Company.

     Two other communities leased by ARVP II, the Retirement Inn of Fremont (Fremont) and the Retirement Inn at Burlingame ("Burlingame") are owned by entities which are related to the entities that own the Campbell and Sunnyvale communities. It is not known whether the landlords of those communities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, ARVP II may be required to file litigation to determine its rights under those leases.

     Starting in July 1997, the Company entered into a series of transactions with Prometheus (the "Prometheus Transactions"), whereby Prometheus ultimately acquired a 39.1% stake in the Company for $86.9 million, before deducting expenses. In the course of consummating those agreements, Emeritus Corporation, a competitor of ARV, made a series of proposals to acquire the Company. The Company's Board determined that the Emeritus proposals were unattractive and inadequate, and voted to reject them.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

     Emeritus subsequently launched a proxy contest, attempting to take control of the Company's Board of Directors, and filed a complaint against the Company and several of its Board members. The complaint was filed in Orange County Superior Court on December 9, 1997, primarily alleging that the Company's Board of Directors violated its fiduciary duty owed to Emeritus as a shareholder. The complaint sought, among other things, an injunction rescinding the Prometheus Transactions and the Company's Shareholder Rights Plan adopted in July 1997 and an order requiring the Company to enter into negotiations with Emeritus.

     On January 8, 1998, Emeritus filed a motion for preliminary injunction, seeking to rescind the ARV/ Prometheus transaction. On January 26, 1998, following a hearing, the court denied Emeritus' motion. On January 28, 1998, the Company's shareholders rejected Emeritus' slate of nominated directors. In light of the shareholder vote, it is presently unclear whether Emeritus plans to proceed with this action. Management intends to defend this action vigorously.

     On December 12, 1997, a class action lawsuit was brought on behalf of all the Company's shareholders, alleging that the Company's board violated its fiduciary duty to shareholders by "wrongfully entering into a transaction with Prometheus". The Complaint seeks injunctive relief as well as monetary damages. On February 20, 1998, the Company filed a demurrer to the complaint, and a hearing on that demurrer is currently set for April 3, 1998. If Emeritus continues to pursue its claims, or any other claims, Management intends to defend such actions vigorously.

     The Company is from time to time subject to claims and disputes for legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

(13) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, fees receivable and other amounts due from affiliates and, accounts payable and accrued liabilities, approximate fair value due to the short-term nature of these instruments. The notes payable and other amounts due to affiliates and notes payable bear interest at rates which approximate current market rates. Therefore, management believes that the carrying value approximates fair value.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

(14) FINAL QUARTER TRANSACTIONS AND ADJUSTMENTS

     In December 1997, the Board of Directors adopted a plan to discontinue the operations of GeriCare and the Apartment Group. As part of the plan to dispose of these assets, the Company recorded a provision of $10.6 million. Of that provision, $8.6 million relates to amounts the Company expects to incur in funding shortfalls in projected permanent financing on the assets of the Apartment Group as well as anticipated operating losses to be incurred before disposal and the write-down of certain assets. The remaining provision of $2.0 million relates to anticipated operating losses on GeriCare, as well as the write-off of its intangible assets.

     The operating results for the final quarter in the nine-month period ended December 31, 1997, include the expenses incurred in connection with the Company's successful proxy contest with Emeritus Corporation of $1.6 million (see Note 16), severance costs of $1.1 million incurred in connection with the retirement of two senior executives which were approved by the Company's Compensation Committee in December 1997, the write-off of $1.1 million of costs incurred in connection with the Company's accounting software conversion, which was abandoned in February 1998 upon discovering numerous application errors in the software package it purchased, and an impairment provision of $150,000 following Senior Income Fund's announced plans to liquidate its assets and receipt of a substantial return of capital.

(15) YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company had developed a plan to address the Year 2000 issue for its financial information systems and, during the nine months ended December 31, 1997, began converting its computer systems to be Year 2000 compliant. However, the Company abandoned its attempted accounting software conversion in February 1998. As a result, the Company is currently reassessing its planned conversion efforts for its financial and operational information systems as well as related operational issues at its communities. While an estimate of the total project costs is not currently available due to the recent events, it is anticipated that such costs will be funded from currently available cash flows.

(16) SUBSEQUENT EVENTS

     On December 19, 1997, Emeritus Corporation ("Emeritus"), through its wholly-owned subsidiary, EMAC Corp. ("EMAC"), commenced a tender offer (the "Tender Offer") to purchase all outstanding shares of common stock of the Company (the "Common Stock"), together with the associated preferred stock purchase rights (the "Rights") at a price of $17.50 per share. On January 5, 1998, the Company's Board unanimously concluded that the Emeritus tender offer was inadequate and not in the best interests of the Company and recommended that the shareholders of the Company reject the Emeritus offer and not tender their shares pursuant to the Emeritus tender offer. On January 30, 1998, Emeritus announced that it had terminated the tender offer (see Note 12).

     In February 1998, the Company entered into an agreement to purchase interests in 13 ALCs communities containing approximately 1,900 units, located in California, for $88.0 million. The Company expects to assume operation of most of the communities during the second quarter of 1998. Following the closing of the transaction, the Company would operate 43 communities containing 5,300 units in California. On a national basis, the Company will have 63 operating communities containing 8,300 units located in 10 states.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1997 AND MARCH 31, 1997 AND 1996

     In March 1998, the Company and Omnicare, Inc., a national geriatric pharmaceutical care company, formed a joint venture -- equally owned by ARV and Omnicare -- under which network pharmacy and related clinical information services will be provided for the residents of ARV's assisted living communities. The joint venture agreement is for a three-year term. The venture is expected to commence operations during the second quarter of 1998 and be rolled out to all ARV communities by third quarter 1998.

     In March 1998, the Company reached an agreement in principle to form a strategic alliance with NovaCare Inc., a national provider of physical-rehabilitation services. The alliance will offer residents of ARV communities rehabilitation and wellness care services and assist those residents to "age in place," while allowing the Company to exit the Geri Care therapy business.

                           ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
  FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997 AND THE FISCAL YEARS ENDED
                            MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                               BALANCE AT                                   BALANCE AT
               DESCRIPTION                  BEGINNING OF YEAR    ADDITIONS    DEDUCTIONS    END OF YEAR
               -----------                  -----------------    ---------    ----------    -----------
Allowance for Other Assets:
  March 31, 1996..........................       $   --               65           --             65
  March 31, 1997..........................           65               86           38            113
  December 31, 1997.......................          113               90          203             --
Discontinued operations:
  March 31, 1996..........................           --              536          272            264
  March 31, 1997..........................          264            3.489          504          3,249
  December 31, 1997.......................        3,249           11,212        1,640         12,821

                 See accompanying independent auditor's report.
                                      F-28