Form 10-Q
period 1998-03-31
ARV ASSISTED LIVING INC
filed 1998-05-15
CIK 949322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                ----------------


(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER: 0-26980

                            ARV ASSISTED LIVING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                             33-016096
      (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

           245 FISCHER AVENUE, D-1
               COSTA MESA, CA                             92626
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

                                    Yes [X]  No [ ]

     The number of outstanding shares of the Registrant's Common Stock, no par value, as of May 12, 1998 was 15,880,998.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                    MARCH 31,     DECEMBER 31,
                                                                                      1998           1997
                                                                                    ---------     ------------
          Current assets:
            Cash and cash equivalents .........................................     $  77,126      $ 102,776
            Restricted cash ...................................................        14,000             --
            Fees receivable and other amounts due from affiliates .............           988            571
            Prepaids and other current assets .................................         4,137          3,920
                                                                                    ---------      ---------
                    Total current assets ......................................        96,251        107,267
          Deferred project costs ..............................................           194            246
          Property, furniture and equipment ...................................       118,896        117,557
          Other non-current assets ............................................         7,033          6,781
          Net non-current assets from discontinued operations .................         1,016          1,234
                                                                                    ---------      ---------
                                                                                    $ 223,390      $ 233,085
                                                                                    =========      =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities:
            Accounts payable ..................................................     $   7,667      $   6,696
            Accrued liabilities ...............................................         2,766          7,864
            Notes payable, current portion ....................................        10,174          9,388
            Accrued interest payable ..........................................           511          1,482
            Net current liabilities from discontinued operations ..............         4,412          6,558
                                                                                    ---------      ---------
                    Total current liabilities .................................        25,530         31,988
          Lease concessions ...................................................           742            565
          Deferred revenue, less current portion ..............................           357            369
          Notes payable, less current portion .................................        80,633         81,560
                                                                                    ---------      ---------
                                                                                      107,262        114,482
                                                                                    ---------      ---------
          Commitments and contingent liabilities

          Minority interest in majority owned entities ........................         7,548          7,168
                                                                                    ---------      ---------
          Series A Preferred stock, convertible and redeemable; 2,000 shares authorized none issued or outstanding at March 31, 1998 and
            December 31, 1997 .................................................            --             --
          Shareholders' equity:
            Preferred stock, no par value. Authorized 8,000 shares, none issued
               and outstanding ................................................            --             --
            Common stock, no par value. Authorized 100,000 shares; issued and outstanding 15,861 and 15,848 shares at March 31, 1998 and
               December 31, 1997, respectively ................................       143,104        142,945
            Accumulated deficit ...............................................       (34,524)       (31,510)
                                                                                    ---------      ---------
                    Total shareholders' equity ................................       108,580        111,435
                                                                                    ---------      ---------
                                                                                    $ 223,390      $ 233,085
                                                                                    =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     -----------------------
                                                                       1998           1997
                                                                     ---------      --------
          Revenue:
            Assisted living community revenue:
               Rental revenue ...................................     $ 22,158      $ 19,700
               Assisted living and other services ...............        4,980         3,240
            Management fees from affiliates .....................          189           142
                                                                      --------      --------
                    Total revenue ...............................       27,327        23,082
                                                                      --------      --------

          Operating expenses:
            Assisted living community operating expense .........       16,670        14,308
            Assisted living community lease expense .............        5,635         4,136
            General and administrative ..........................        5,874         3,032
            Depreciation and amortization .......................        1,815         1,431
                                                                      --------      --------
                    Total operating expenses ....................       29,994        22,907
                                                                      --------      --------

          Income (loss) from operations .........................       (2,667)          175

          Other income (expense):
            Interest income .....................................        1,256            20
            Other income, net ...................................           71           314
            Interest expense ....................................       (1,284)       (1,371)
                                                                      --------      --------
                    Total other income (expense) ................           43        (1,037)
                                                                      --------      --------

          Loss  from continuing operations before income taxes ..       (2,624)         (862)

          Income tax expense (benefit) ..........................            5          (358)
                                                                      --------      --------
          Loss from continuing operations before minority
            interest in income of majority owned entities and
            discontinued operations .............................       (2,629)         (504)

          Minority interest in income of majority owned entities           385           398
                                                                      --------      --------
          Loss from continuing operations .......................       (3,014)         (902)

          Loss from operations of discontinued operations,
            net of income tax benefit of $188 for the three-month
            period ended March 31, 1997 .........................           --        (1,740)
                                                                      --------      --------
                    Net loss ....................................     $ (3,014)     $ (2,642)
                                                                      ========      ========

          Basic and diluted loss per common share:
            Loss from continuing operations .....................     $  (0.19)     $  (0.09)
            Loss from discontinued operations ...................           --         (0.18)
                                                                      --------      --------
                    Net loss ....................................     $  (0.19)     $  (0.27)
                                                                      ========      ========

          Weighted average common shares outstanding ............       15,855         9,652
                                                                      ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                               ------------------------
                                                                                                  1998           1997
                                                                                               ---------      ---------
          Net cash used in operating activities of continuing operations ...................   $  (3,527)     $  (1,047)
          Net cash used in operating activities of discontinued
               operations ..................................................................      (1,928)          (513)
                                                                                               ---------      ---------
          Net cash used in operating activities ............................................      (5,455)        (1,560)
                                                                                               ---------      ---------

          Cash flows (used in) provided by investing activities:
              (Increase) decrease in deferred project costs ................................         (85)           156
              Decrease in investments in real estate, net ..................................          --          2,158
              (Increase) decrease in leased property security deposits .....................         (10)           728
              Proceeds from sale and leaseback of communities ..............................          --         29,052
              Additions to property, furniture and equipment ...............................      (2,833)       (21,073)
              Increase in restricted cash ..................................................     (14,000)        (1,598)
              Purchase of limited partnership interests ....................................          --         (2,388)
              Increase in other non-current assets .........................................        (568)            --
                                                                                               ---------      ---------
                    Net cash (used in) provided by investing activities ....................     (17,496)         7,035
                                                                                               ---------      ---------

          Cash flows (used in) provided by financing activities:
             Issuance of common stock, net of issuance costs ...............................          52            546
             Borrowings under notes payable ................................................          --          5,825
             Repayments of notes payable ...................................................        (141)        (4,423)
             Issuance costs in connection with conversion of
                subordinated notes .........................................................      (2,610)            --
                                                                                               ---------      ---------
                    Net cash (used in) provided by financing activities ....................      (2,699)         1,948
                                                                                               ---------      ---------
                    Net (decrease) increase in cash and cash equivalents....................     (25,650)         7,423
          Cash and cash equivalents at beginning of period .................................     102,776          8,386
                                                                                               ---------      ---------
          Cash and cash equivalents at end of period .......................................   $  77,126      $  15,809
                                                                                               =========      =========
          Supplemental schedule of cash flow information: Cash paid during the period for:
               Interest ....................................................................   $   2,690      $     676
                                                                                               =========      =========
               Income taxes ................................................................   $       5      $      43
                                                                                               =========      =========
          Supplemental schedule of noncash investing and financing activities:
               Conversion of 10% convertible subordinated
                 notes to common stock .....................................................   $      --      $     882
                                                                                               =========      =========


See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries ("the Company" or "ARV") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior period amounts in order to conform to the presentation at March 31, 1998. The interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the nine-month period ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full fiscal year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships in which the Company has controlling interests, have been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

NEW PRONOUNCEMENTS

The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income, including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for disclosure of comprehensive income and its components in the financial statements. The adoption of this standard did not have a significant impact on the consolidated financial statements.

The FASB has also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products or services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Comparative information for interim periods is not required until the second year of application. The adoption of this standard is not expected to have any impact on the consolidated financial statements.

INCOME (LOSS) PER SHARE

The number of shares used in computing income (loss) per share is equal to the weighted average number of common shares and common equivalent shares outstanding during the respective periods. Dilutive securities are not included due to their antidilutive effect.

(2)   COMMITMENTS AND CONTINGENT LIABILITIES

The Company has guaranteed indebtedness of certain affiliated partnerships as follows:

                                                         (IN THOUSANDS)
          Notes secured by real estate                      $16,776
          Construction loans associated with the
            development and construction of affordable
            housing apartments                              $35,556

The maximum aggregate amount of guaranteed land and construction loans is $38.5 million at March 31, 1998.

The Company has guaranteed tax credits for certain partnerships in the aggregate amount of $78.4 million, excluding interest, penalties or other charges which might be assessed against the partners.

Certain claims may be made under the aforementioned loan guarantees based upon the performance of the assets securing such loans. Management has provided for such claims where reasonably estimable.

(3)   SUBSEQUENT EVENTS

Reincorporation

On May 1, 1998, the Company reincorporated as a Delaware corporation. This reincorporation was approved by the shareholders of the Company at the Company's Annual Meeting of Shareholders held on January 28, 1998.

Acquisitions

On February 12, 1998, the Company announced that it had entered into purchase and sale agreements to purchase interests in 13 senior housing communities, including a skilled nursing component in one community, containing approximately 1,900 units, located in California, for $88 million. As of March 31, 1998, the Company had $14 million of restricted cash representing escrow deposits on this transaction. The transaction is closing in phases beginning April 12, 1998 and expected to conclude in July 1998.

On April 16, 1998, in phase I of the transaction, the purchases of two communities, a general partnership interest and rights under four management agreements were completed. The following is a description of the closed portion of the transaction:

     The Company acquired Golden Creek Inn from TH Group Inc., an unrelated third party, for $14.5 million. Golden Creek Inn is a 126-unit assisted living community located in Irvine, California.

     The Company acquired Hillcrest Inn from 270 Center Associates, Limited Partnership, an unrelated third party, for $27.5 million. Hillcrest Inn is a 138-unit assisted living community located in Thousand Oaks, California.

     The Company acquired a twenty percent (20%) general partnership interest in WHW Associates, an unrelated third party, for $1.2 million. WHW Associates is a general partner of Fifty Peninsula Partners, a California limited partnership, which owns Sterling Court, a 149-unit assisted living community located in San Mateo, California.

     The Company acquired the rights, title and interest as manager in four management agreements, from The Hillsdale Group, L.P. The management agreements acquired are for senior housing communities identified as follows: Sterling Court, a 149-unit assisted living community located in San Mateo, California; Palo Alto Commons, a 105-unit assisted living community located in Palo Alto, California; San Carlos Retirement Center, a 85-unit assisted living community located in San Carlos, California; and The Altenheim, a 161-unit assisted living community located in Oakland, California. The purchase price of the management contracts was $1.325 million.

     A portion of the purchase prices were paid from cash on hand. Concurrent with the purchase, the Company also assumed existing mortgage financing with an outstanding balance of $15.25 million secured by Golden Creek Inn and Hillcrest Inn (balances of $2.25 million and $13.0 million, respectively). The loans bear interest at LIBOR plus 2.5%, require monthly payments of interest only until August 1998 (Golden Creek Inn) and October 1998 (Hillcrest Inn). Thereafter, the loans require monthly payments of principal and interest based upon a 25-year amortization schedule. The outstanding balance of the loans plus all accrued and unpaid interest is due and payable in 2002.

Phase II of the transaction closed on May 4, 1998. The phase II acquisition was of Rossmore House from 270 Center Associates, Limited Partnership, for $10.8 million. Rossmore House is a 157-unit assisted living community located in Los Angeles, California.

Phase III of the transaction closed on May 13, 1998. The phase III acquisition was of The Berkshire from 270 Center Associates, Limited Partnership, for $6.9 million. The Berkshire is an 84-unit assisted living community located in Berkley, California.

Following the closing of the entire transaction, which further consolidates ARV's position as California's largest assisted living provider, the company will operate 43 communities containing 5,300 units in California. On a national basis, ARV will have 63 operating communities containing 8,300 units located in 10 states.

Litigation

On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which the Company is the managing general partner and a majority limited partner, filed actions in the Superior Court for the State of California, County of Santa Clara, seeking declaratory judgments against the landlords of the Retirement Inn of Campbell (Campbell) and the Retirement Inn of Sunnyvale (Sunnyvale). ARVP II leases the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods, which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that the Partnership is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

In the event that the court finds against ARVP II, rent for the Campbell and Sunnyvale communities could increase significantly, which will reduce net income and cash available for distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

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

In November 1997, Emeritus initiated a proxy contest for control of the ARV Board of Directors. In addition, in December 1997, Emeritus launched a hostile tender offer to acquire majority control of ARV. Emeritus' takeover attempts were rejected by ARV's shareholders, including a majority of non-affiliate shareholders, at the Company's annual shareholder meeting on January 28, 1998. In connection with its hostile takeover efforts, Emeritus filed a lawsuit against ARV in December 1997 to, among other things, enjoin a third party investment in ARV. The lawsuit was dismissed voluntarily and without prejudice by Emeritus on April 23, 1998.

On April 24, 1998, the Company was served with a lawsuit by Emeritus, which was filed in the Superior Court of California, County of Orange, alleging that share purchases on January 16, 1998 by Prometheus Assisted Living LLC triggered the Company's Shareholder Rights Agreement. Emeritus contends that due to the alleged triggering event the Company is required to distribute one Right per share of outstanding company stock and that each right is exercisable for approximately 9.56 shares at a total purchase price of $70 (or approximately $7.32 per share). The Company believes that Emeritus' claims are meritless and intends to contest them vigorously.

On May 12, 1998, the Company filed a lawsuit in the Superior Court for the State of California, County of Orange, seeking to enjoin Kapson Senior Quarters Corp. ("Kapson"), a controlled affiliate of Lazard Freres Real Estate Investors LLC ("LFREI") from acquiring Atria Communities ("Atria"). Atria is also named as a defendant in the suit, as are three LFREI representatives on the Company's Board of Directors, Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty. The Company alleges that LFREI will be violating both its contractual and fiduciary duties to the Company if it allows Kapson to proceed with the acquisition without first offering ARV the right to be the acquiring party and then, if ARV declines, obtaining ARV's permission to consummate the acquisition.

The lawsuit also seeks to enforce rights the Company obtained as part of the strategic alliance with LFREI with respect to existing Kapson facilities. When the Company consented to LFREI's acquisition of Kapson, the two companies signed a letter agreement that was designed to make available to the Company's shareholders some of the potential benefits of the Kapson acquisition. Thus, under its agreement with the Company, LFREI is obligated to negotiate in good faith with the Company to identify commercially reasonable terms on which the Company will lease or manage the existing Kapson facilities. However, since acquiring Kapson, the Company alleges, LFREI has failed to negotiate in good faith. In the complaint, the Company asserts that LFREI instead proposed lease terms that are commercially unreasonable and refused to accept lease terms proposed by the Company. ARV also contends in the lawsuit that LFREI refused to accept the Company's proposal to manage the existing Kapson properties at below market rates and that the only proposals LFREI has made to the Company are proposals that would be dilutive to the Company's earnings and are thus not in the best interests of the Company's shareholders. In its lawsuit, the Company seeks both injunctive relief and damages for LFREI's breach of its contractual obligations.

The Company is from time to time subject to claims and disputes for legal and other matters in the normal course of business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has made forward-looking statements in this report concerning, among other things, the impact of future acquisitions and developments, if any, and the level of future capital expenditures. These statements are only predictions, however, actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to, those items discussed below. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

The Company has experienced rapid growth through the acquisition of existing ALCs, development of new ALCs, and by acquiring property for the development of new ALCs. Certain risks are inherent with the execution of the Company's growth strategies. These risks include, but are not limited to, access to capital necessary for acquisition and development, the Company's ability to sustain and manage growth, the successful integration of ALCs into the Company's portfolio, governmental regulation, competition, and the risks common to the assisted living industry.

OVERVIEW

As of March 31, 1998, the Company operated 50 assisted living communities ("ALCs") containing 6,426 units, including three owned by a limited partnership for which the Company serves as the managing general partner and community manager (an "Affiliated Partnership"). Of the remaining 47 communities, 33 are leased by the Company pursuant to long-term operating leases ("Leased ALCs") and 14 communities are owned by the Company for its own account ("Owned ALCs"). The Company was in various stages of construction on four ALCs with an anticipated total of 504 units at March 31, 1998. On February 12, 1998, the Company entered into purchase and sale agreements to purchase interests in 13 ALCs, including a skilled nursing component in one community, located in California containing approximately 1900 units, for approximately $88 million.

Since commencing operation of ALCs for its own account in April 1994, the Company has embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. The Company has focused its growth efforts on the acquisition and development of additional ALCs and expansion of services to its residents as they "age in place."

Growth has been achieved through the development and acquisition of ALCs, which the Company owns for its own account or leases pursuant to long-term operating leases primarily with health care REITs ("Health Care REITs"). Since April 1994, the Company has developed, acquired for its own account or entered into long-term operating leases with Health Care REITs or other lessors for 47 ALCs totaling 6,047 units (94.1% of its portfolio of 6,426 units at March 31, 1998). Of the owned and leased ALCs operated for its own account as of March 31, 1998, 24 communities (2,476 units) were previously owned or operated by Affiliated Partnerships, including 10 communities (941 units) owned or leased by American Retirement Villas Properties II, a California limited partnership in which a controlling interest was acquired by the Company during 1996. Of the remaining communities, 18 communities (2,961 units) were acquired from third party owners and five communities (457 units) were developed by the Company.

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

As part of its strategic plan, management and the Board of Directors have determined that GeriCare and the Apartment Group are not part of the core business of the Company, and in the fourth quarter on 1997 adopted a plan for disposing of both lines of business. The Company disposed of GeriCare during the first quarter of 1998. In order to continue to provide rehabilitation therapy services to its residents, the Company entered into a strategic alliance with NovaCare, Inc., a national leader in physical rehabilitation services. Under the terms of the agreement, NovaCare, Inc. leases space in the Company's ALCs where it will provide therapy services.

In addition to its strategic alliance with NovaCare, Inc., the Company entered into a joint venture agreement with Omnicare, Inc., under which network pharmacy and related clinical information services will be provided for the residents of the Company's ALCs. The joint venture agreement is for a three-year term and is expected to commence operations during the second quarter of 1998.

At March 31, 1998, the Company had the following projects under construction and anticipates that the schedule set forth below can be met, although there can be no assurance in this regard. Construction is subject to numerous risks which could cause delays or the abandonment of a project or projects.


                                                                  ANTICIPATED       ANTICIPATED
                                                   LOCATION        # OF UNITS         OPENING
                                                   --------       -----------
          Canterbury Woods                      Attleboro, MA         132        2nd Quarter 1998
          Bayside Landing                       Stockton, CA           76        2nd Quarter 1998
          The Lakes                             Fort Myers, FL        154        3rd Quarter 1998
          Sutton Place                          Las Vegas, NV         142        3rd Quarter 1998
                                                                      ---
             Total units under construction                           504
                                                                      ===

RESULTS OF OPERATIONS

The following information concerning the results of the Company's "Same Communities", operations for the three month period ended March 31, 1998 is presented in order to provide the reader with additional information concerning the components of the Company's operations. Same Communities represent operations of 40 communities owned, leased or previously managed (now owned or leased) by the Company over four quarters or more as of March 31, 1998.

                           ARV Assisted Living, Inc.
                          Results of Same Communities
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)
                                 (In thousands)

                                                                 MARCH 31,
                                                            -------------------
                                                             1998         1997
                                                            -------     -------
          Revenue:
            Assisted living community revenue:
               Rental revenue                               $19,360     $18,687
               Assisted living and other services             4,418       3,215
                                                            -------     -------
                    Total revenue                            23,778      21,902
                                                            -------     -------
          Operating expenses:
            Assisted living community operating expense      14,239      13,553
            Assisted living community lease expense           4,316       3,628
            Depreciation and amortization                     1,287       1,190
                                                            -------     -------
                    Total operating expenses                 19,842      18,371
                                                            -------     -------
          Income from operations                              3,936       3,531

            Interest expense                                    626         647
                                                            -------     -------
          Income before minority interest                     3,310       2,884
          Minority interest in operations                       385         398
                                                            -------     -------
                  Net income                                $ 2,925     $ 2,486
                                                            =======     =======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

Total revenue for the three months ended March 31, 1998 increased $4.2 million to $27.3 million from $23.1 million for the three months ended March 31, 1997. This increase was primarily due to an increase in assisted living community revenue as described below.

Assisted living community revenue increased $4.2 million to $27.1 million for the three months ended March 31, 1998 from $22.9 million for the three months ended March 31, 1997. Of these increases, $2.3 million is the result of an increase in the number of Owned ALCs and Leased ALCs operated by the Company. As of March 31, 1998, the Company operated 47 ALCs for its own account consisting of 33 Leased ALCs and 14 Owned ALCs. For the three months ended March 31, 1997, the Company operated a total of 43 ALCs for its own account consisting of 29 Leased ALCs pursuant to long-term operating leases primarily with Health Care REITs and 14 Owned ALCs. The remaining $1.9 million of the increased revenue was due to the Same Communities. The increase is a result of increased occupancies and the percentage of residents utilizing the Company's assisted living services during the three months ended March 31, 1998 compared to the same period in the prior year.

Management fees were approximately $0.2 million for the three months ended March 31, 1998, which is consistent with the corresponding period in the prior year.

Operating expenses increased $7.1 million to $30.0 million for the three months ended March 31, 1998 from $22.9 million for the three months ended March 31, 1997, primarily due to additional assisted living community operating and lease expenses and general and administrative costs.

Assisted living community operating expense and lease expense increased $2.4 million and $1.5 million, respectively, to $16.7 million and $5.6 million, respectively, for the three months ended March 31, 1998 from $14.3 million and $4.1 million, respectively, for the three months ended March 31, 1997. Of these increases, $1.7 million of ALC operating expense and $0.6 million of ALC lease expense related to the additional number of Owned and Leased ALCs operated by the Company during the three months ended March 31, 1998, as discussed above. The remaining $0.7 million increases for each of ALC operating expense and ALC lease expense was attributable to the Same Communities. The increase for the Same Communities ALC operating expense was primarily attributable to staffing requirements related to increased assisted living services. The increase for the Same Communities ALC lease expense was due to certain communities previously owned by the Company which are now leased.

General and administrative expenses increased $2.9 million to $5.9 million for the three months ended March 31, 1998 from $3.0 million for the three months ended March 31, 1997. The increase was primarily a result of approximately $1.5 million of additional costs incurred in the first quarter of 1998 related to the Company's successful battle against the hostile tender offer of Emeritus and the additional staffing necessary to accommodate the increased operations of the Company.

Depreciation and amortization expenses increased $0.4 million to $1.8 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997. The increase is primarily due to depreciation and amortization charges associated with the Company's increased number of ALCs.

Interest income increased $1.2 million to $1.2 million for the three months ended March 31, 1998 from $20,000 for the three months ended March 31, 1997 due to higher average cash balances carried by the Company during the three months ended March 31, 1998.

Interest expense decreased $0.1 million to $1.3 million for the three months ended March 31, 1998 compared with $1.4 million for the three months ended March 31, 1997. Interest expense consisted primarily of interest incurred on the Company's $57.5 million of 6-3/4%, convertible subordinated notes due 2006 (the "2006 Notes") as well as mortgage interest on Owned ALCs.

Income tax expense increased by $0.4 million to $5,000 for the three months ended March 31, 1998 from a benefit of $0.4 million for the three months ended March 31, 1997. The Company recorded a 100% valuation allowance on the income tax benefit generated as a result of operating losses incurred during the three months ended March 31, 1998.

Minority interest in income of majority owned entities was consistent at $0.4 million for the periods ended March 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's unrestricted cash balances were $77.1 million and $102.8 million at March 31, 1998 and December 31, 1997, respectively.

Working capital decreased to $70.7 million as of March 31, 1998 compared to working capital of $75.3 million at December 31, 1997. The decrease was due primarily to cash used in the operations of discontinued operations and additions to property, furniture and equipment.

For the three months ended March 31, 1998, cash used in operating activities was $5.5 million compared to $1.6 million for the comparable period in the previous year. For the three months ended March 31, 1998, the primary components of cash used by operating activities were a net loss of $3.0 million, $2.4 million of decreases in various current liabilities and interest payable and $1.9 million of cash used in operations of discontinued operations, offset by a non-cash charge of $1.8 million for depreciation and amortization.

Cash used in investing activities was $17.5 million for the three months ended March 31, 1998, compared to cash provided by investing activities of $7.0 million for the three months ended March 31, 1997. For the three months ended March 31, 1998, uses of cash primarily include a $14 million increase in restricted cash related to an escrow deposit to fund acquisitions, a $2.8 million increase in property, furniture and equipment and $0.7 million in costs related to other non-current assets and deferred project costs.

Net cash used in financing activities during the three months ended March 31, 1998 was $2.7 million compared to cash provided by financing activities of $2.0 million for the three months ended March 31, 1997. During the three months ended March 31, 1998, the primary use of cash from financing activities was the payment of $2.6 million of issuance costs associated with the conversion of subordinated notes, and $0.1 million for repayments of notes payable.

As a result of the Company's pending acquisition of interests in thirteen senior housing communities, management currently anticipates that the Company will expend approximately $73 million of its available cash reserves by July 1998 to complete the acquisition. Although management intends to finance a portion of the purchase price in addition to the debt assumed upon closing, there can be no assurances that the Company will be able to do so or that financing will be available to the Company at attractive rates and terms.

The Company's capital requirements include acquisition and rehabilitation costs of ALCs, security deposits on Leased ALCs, ALC pre-development costs, initial operating costs of newly developed ALCs, payment of interest, owner's equity contributions in connection with certain Affiliated Partnerships financed under the Federal Tax Credit Program, and working capital. The Company is discontinuing its future activities with respect to developments under the Federal Tax Credit Program and, accordingly, expects that its future outlays for existing developments will diminish. The Company is contingently liable for (i) certain secured and unsecured indebtedness of affiliates which it has guaranteed and (ii) tax credit guarantees. The Company does not currently generate sufficient cash from operations to fund its recurring working capital requirements, primarily as a result of initial operating costs of newly developed ALCs. As a result of the Company's issuance of common stock and the current financing arrangements, management believes that the Company has sufficient capital to meet its requirements in the near term. However, the Company anticipates that it may be necessary to obtain additional financing in order to continue its aggressive growth strategy and there can be no assurances that the Company will be able to obtain financing on favorable terms.

Pursuant to the terms of the Company's development and property management agreements for certain tax credit partnerships, the Company has provided certain guarantees for the benefit of these partnerships. Among these guarantees are operating deficit, tax credit and financing guarantees. To the extent that the operations of certain tax credit partnerships do not improve prior to the maturity of the existing construction financing, the Company may be required to fund additional amounts under the terms of its financing guarantees. Management has established a provision for the estimated funding of obligations under its financing guarantees. Actual funding could differ from those estimates.

IMPACT OF INFLATION AND CHANGING PRICES

Operating revenue from ALCs and management fees from apartment communities operated by the Company are the primary sources of revenue earned by the Company. These properties are affected by rental rates which are highly dependent upon market conditions and the competitive environments where the facilities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance it will be able to continue to do so, the Company has been able historically to offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which the Company is the managing general partner and a majority limited partner, filed actions in the Superior Court for the State of California, County of Santa Clara, seeking declaratory judgments against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). ARVP II leases the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. The Partnership seeks a determination that the Partnership is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

In the event that the court finds against ARVP II, rent for the Campbell and Sunnyvale communities could increase significantly, which will reduce net income and cash available for distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

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

In November 1997, Emeritus Corporation ("Emeritus") initiated a proxy contest for control of the ARV Board of Directors. In addition, in December 1997, Emeritus launched a hostile tender offer to acquire majority control of ARV. Emeritus' takeover attempts were rejected by ARV's shareholders, including a majority of non-affiliated shareholders, at the Company's annual shareholder meeting on January 28, 1998. In connection with its hostile takeover efforts, Emeritus filed a lawsuit against ARV in December 1997 to, among other things, enjoin a third party investment in ARV. On January 30, 1998, Emeritus announced that it had terminated its hostile tender offer. The lawsuit was dismissed voluntarily and without prejudice by Emeritus on April 23, 1998.

On April 24, 1998, the Company was served with a lawsuit by Emeritus, which was filed in the Superior Court for the State of California, County of Orange, alleging that share purchases on January 16, 1998 by Prometheus Assisted Living LLC triggered the Company's Shareholder Rights Agreement. Emeritus contends that due to the alleged triggering event the Company is required to distribute one Right per share of outstanding company stock and that each right is exercisable for approximately 9.56 shares at a total purchase price of $70 (or approximately $7.32 per share). The Company believes that Emeritus' claims are meritless and intends to contest them vigorously.

On May 12, 1998, the Company filed a lawsuit in the Superior Court for the State of California, County of Orange, seeking to enjoin Kapson Senior Quarters Corp. ("Kapson"), a controlled affiliate of Lazard Freres Real Estate Investors LLC ("LFREI") from acquiring Atria Communities ("Atria"). Atria is also named as a defendant in the suit, as are three LFREI representatives on the Company's Board of Directors, Messrs. Kenneth J. Macobs, Robert P. Freeman and Murry N. Gunty. The Company alleges that LFREI will be violating both its contractual and fiduciary duties to the Company if it allows Kapson to proceed with the acquisition without first offering ARV the right to be the acquiring party and then, if ARV declines, obtaining ARV's permission to consummate the acquisition.

The lawsuit also seeks to enforce rights the Company obtained as part of the strategic alliance with LFREI with respect to existing Kapson facilities. When the Company consented to LFREI's acquisition of Kapson, the two companies signed a letter agreement that was designed to make available to the Company's shareholders some of the potential benefits of the Kapson acquisition. Thus, under its agreement with the Company, LFREI is obligated to negotiate in good faith with the Company to identify commercially reasonable terms on which the Company alleges, LFREI has failed to negotiate in good faith. In the complaint, the Company asserts that LFREI instead proposed lease terms that are commercially unreasonable and refused to accept lease terms proposed by the Company. ARV also contends in the lawsuit that LFREI refused to accept the Company's proposal to manage the existing Kapson properties at below market rates and that the only proposals LFREI has made to the Company are proposals that would be dilutive to the Company's earnings and are thus not in the best interests of the Company's shareholders. In its lawsuit, the Company seeks both injunctive relief and damages for LFREI's breach of its contractual obligations.

proposed by the Company. LFREI also refused to accept the Company's proposal to manage the existing Kapson properties at below market rates. The only proposals LFREI has made to the Company are proposals that would be dilutive to the Company's earnings and are thus not in the best interests of the Company's shareholders. In its lawsuit, the Company seeks both injunctive relief and damages for LFREI's breach of its contractual obligations.

The Company is from time to time subject to claims and disputes for legal and other matters in the normal course of business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted the following matters to a vote of its security holders during the quarter ended December 31, 1997 which were voted upon at the Company's Annual Meeting of Stockholders held on January 28, 1998:

     1. Approval of the reincorporation of the Company as a Delaware corporation, renamed ARV Assisted Living, Inc., pursuant to a merger of the Company into a wholly-owned Delaware subsidiary and the conversion of the Common Stock of the Company into the common stock, par value $.01 per share, of the surviving corporation and of all of the provisions set forth in the Certificate of Incorporation and Bylaws of the surviving corporation.

     2. Approval of the Amendment to the Restated Articles of Incorporation of the Company to, among other things, increase the maximum number of authorized directors from nine to ten.

     3. Election of members of the Board of Directors of ARV Assisted Living, Inc. as follows:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS

       2 Agreement and Plan of Merger, by and between ARV Assisted Living, Inc. and ARV Delaware, Inc., incorporated by reference to the Company's Proxy Statement for the 1997 Meeting of Shareholders of ARV Assisted Living, Inc., filed with the Securities and Exchange Commission on Schedule 14A on December 31, 1997.

       3.1 Certificate of Incorporation of ARV Delaware, Inc., incorporated by reference to the Company's Proxy Statement for the 1997 Meeting of Shareholders of ARV Assisted Living, Inc., filed with the Securities and Exchange Commission on Schedule 14A on December 31, 1997.

       3.2 By-laws of ARV Delaware, Inc., incorporated by reference to the Company's Proxy Statement for the 1997 Meeting of Stockholders of ARV Assisted Living Inc., filed with the Securities and Exchange Commission on Schedule 14A on December 31, 1997.

      15   Independent Accountants' Review Report dated May 12, 1998

      27   Financial Data Schedule

(b)   REPORTS ON FORM 8-K

The Company filed the following reports with the Securities and Exchange Commission (SEC) on Form 8-K during the quarter ended March 31, 1998:

The Company's current report on Form 8-K filed with the SEC on January 13, 1998, reported under Item 2, the sale of Prospect Park Residence, LLC and Waterside Villas, LLC to Castle Senior Living, LLC, a Delaware limited liability company, for approximately $24.5 million. Pursuant to the terms of the transaction, ARV sold its 50 percent interest in one operating assisted living community and one assisted living community in the development phase.

The Company's current report on Form 8-K filed with the SEC on February 19, 1998, reported under Item 5, concerning the Annual Meeting of Shareholders of ARV Assisted Living, Inc. held on January 28, 1998. The shareholders of the Company approved, among other things, the re-election of the Company's existing Board of Directors and a proposal to reincorporate the Company under the laws of Delaware.

The Company's current report on Form 8-K filed with the SEC on March 6, 1998, reported under Item 5, as of February 12, 1998, the Company entered into Purchase and Sale Agreements with The Hillsdale Group, L.P., a California limited partnership; 270 Center Associates, Limited Partnership and TH Group, Inc., a California corporation, to purchase interests in thirteen (13) senior housing communities located in California, containing approximately 1,900 units, for approximately $88 million.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARV ASSISTED LIVING, INC.

By:  /s/ Howard G. Phanstiel
   -------------------------------
   Howard G. Phanstiel
   Chief Executive Officer and
   Chairman of the Board
                                             (Duly authorized officer)

Date:    May 15, 1998

By:  /s/ Graham P. Espley-Jones
   -------------------------------
   Graham P. Espley-Jones
   Chief Financial Officer
   (Duly authorized and
   principal financial officer)

Date:    May 15, 1998

                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------

       2          Agreement and Plan of Merger by and between ARV Assisted
                  Living, Inc. and ARV Delaware, Inc., incorporated by reference to the Company's Proxy Statement for the 1997 Meeting of Shareholders of ARV Assisted Living, Inc., filed with the
                  Securities and Exchange Commission on Schedule 14A on December
                  31, 1997.

       3.1        Certificate of Incorporation of ARV Delaware, Inc., incorporated by reference to the Company's Proxy Statement for the 1997
                  Meeting of Shareholders of ARV Assisted Living, Inc., filed with the Securities and Exchange Commission on Schedule 14A on
                  December 31, 1997.

       3.2 By-laws of ARV Delaware, Inc., incorporated by reference to the Company's Proxy Statement for the 1997 Meeting of Stockholders of ARV Assisted Living Inc., filed with the Securities and Exchange Commission on Schedule 14A on December 31, 1997.

      15          Independent Accountants' Review Report dated May 12, 1998

      27          Financial Data Schedule