Form 10-Q
period 1998-06-30
ARV ASSISTED LIVING INC
filed 1998-08-14
CIK 949322

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------


(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER: 0-26980

                            ARV ASSISTED LIVING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        33-0160968
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

      245 FISCHER AVENUE, D-1
          COSTA MESA, CA                                      92626
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

                                 Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock, no par value, as of August 12, 1998 was 15,880,998.


===============================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS


                                                    JUNE 30,   DECEMBER 31,
                                                      1998        1997
                                                    --------   ------------
    Current assets:
      Cash and cash equivalents...................  $ 15,760    $102,776
      Escrow deposits.............................    12,497          --
      Fees receivable and other amounts due from
        affiliates................................       950         571
      Fees receivable and other amounts due from
        others....................................       241          --
      Prepaids and other current assets...........     5,284       3,920
                                                    --------    --------
              Total current assets................    34,732     107,267
    Deferred project costs........................       182         246
    Property, furniture and equipment, net........   170,172     117,557
    Goodwill, net.................................    18,825          --
    Other non-current assets......................     9,809       6,781
    Net non-current assets from discontinued
      operations..................................       861       1,234
                                                    --------    --------
                                                    $234,581    $233,085
                                                    ========    ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
      Accounts payable............................  $  7,234     $ 6,696
      Accrued liabilities.........................     3,043       7,864
      Notes payable, current portion..............    10,305       9,388
      Accrued interest payable....................     1,605       1,482
      Net current  liabilities  from  discontinued
        operations................................     3,613       6,558
                                                    --------    --------
              Total current liabilities...........    25,800      31,988

      Notes payable, less current portion.........    95,581      81,560
      Other non-current liabilities...............     1,282         934
                                                    --------    --------
                                                     122,663     114,482
                                                    --------    --------
   Commitments and contingent liabilities

    Minority interest in majority owned entities..     7,602       7,168
                                                    --------    --------

    Series A preferred stock, convertible and
      redeemable; 2,000 shares authorized none
      issued or outstanding  at June 30, 1998 and
      December 31, 1997...........................        --          --
    Shareholders' equity:
      Preferred stock, no par value. Authorized
        8,000 shares, none issued and outstanding..       --          --
      Common stock, no par value. Authorized
         100,000 shares; issued and outstanding
         15,881 and 15,848 shares at June 30, 1998
         and December 31, 1997, respectively.......  143,286     142,945
      Accumulated deficit.........................   (38,970)    (31,510)
                                                    --------    --------
              Total shareholders' equity..........   104,316     111,435
                                                    --------    --------
                                                    $234,581    $233,085
                                                    ========    ========



See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                     --------------------------  -----------------------
                                         1998          1997          1998         1997
                                     ------------  ------------  ------------ ----------
Revenue:
  Assisted living community revenue:
    Rental revenue                      $24,915       $20,817       $47,074      $40,517
    Assisted living and other services    5,841         3,848        10,820        7,088
  Management fees from others               145            --           145           --
  Management fees from affiliates           203           145           392          287
                                        -------       -------       -------      -------
         Total revenue                   31,104        24,810        58,431       47,892
                                        -------       -------       -------      -------
Operating expenses:
  Assisted living community
    operating expense                    19,091        15,153        35,652       29,462
  Assisted living community lease
    expense                               6,055         4,970        11,690        9,105
  General and administrative              6,669         2,914        12,653        5,946
  Depreciation and amortization           2,239         1,477         4,054        2,908
                                        -------       -------       -------      -------
         Total operating expenses        34,054        24,514        64,049       47,421
                                        -------       -------       -------      -------

Income (loss) from operations            (2,950)          296        (5,618)         471
                                        -------       -------       -------      -------

Other income (expense):
  Interest income                           445           239         1,701          259
  Other income, net                          48           310           119          624
  Interest expense                       (1,543)       (1,332)       (2,827)      (2,704)
                                        -------       -------       -------      -------
       Total other expense               (1,050)         (783)       (1,007)      (1,821)
                                        -------       -------       -------      -------

Loss from continuing operations
  before income taxes                    (4,000)         (487)       (6,625)      (1,350)

Income tax expense (benefit)                 36          (193)           42         (551)
                                        -------       -------       -------      -------
Loss from continuing operations
  before minority
  Interest and discontinued
  operations                             (4,036)         (294)       (6,667)        (799)

  Minority interest                         409           408           793          806
                                        -------       -------       -------      -------

Loss from continuing operations          (4,445)         (702)       (7,460)      (1,605)
                                        =======       =======       =======      =======
Loss from operations of
  discontinued operations,
  net of income tax benefit of $66
  and $254 for the three and six
  month periods ended June 30, 1997          --          (100)           --       (1,838)
                                        -------       -------       -------      -------

       Net loss                         $(4,445)      $  (802)      $(7,460)     $(3,443)
                                        =======       =======       =======      =======

Basic and diluted loss per common share:
  Loss from continuing operations       $  (.28)      $  (.07)      $  (.47)     $  (.17)
  Loss from discontinued operations          --          (.01)           --         (.19)
                                        -------       -------       -------      -------
       Net loss                         $  (.28)      $  (.08)      $  (.47)     $  (.36)
                                        =======       =======       =======      =======

 Weighted average common shares
   outstanding                           15,876         9,662        15,866        9,657
                                        ========      =======       =======      =======



See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                1998          1997
                                                              --------      --------
Net cash used in operating activities of continuing
  operations.........................................         $ (4,953)     $     42
Net cash used in operating activities of discontinued
  operations.........................................           (2,572)       (2,758)
                                                              --------      --------
Net cash used in operating activities................           (7,525)       (2,716)
                                                              --------      --------

Cash flows (used in) provided by investing activities:
    Acquisition of Hillsdale Communities.............          (56,540)           --
    Increase in restricted cash......................          (12,497)           --
    Acquisition of rights under management contracts            (1,325)           --
    Increase in deferred project costs...............             (238)         (386)
    Decrease in investments in real estate, net......               --         2,080
    (Increase) decrease in leased property security
      deposits.......................................             (509)          446
    Proceeds from sale and leaseback of communities..               --        29,052
    Additions to property, furniture and equipment...           (3,415)      (28,174)
    Purchase of limited partnership interests........           (1,200)       (2,388)
    Increase in other non-current assets.............             (719)         (159)
                                                              --------      --------
          Net cash (used in) provided by investing
             activities..............................          (76,443)          471
                                                              ---------     --------

Cash flows (used in) provided by financing activities:
   Issuance of common stock, net of issuance costs                 233           610
   Borrowings under notes payable....................               --         5,379
   Repayments of notes payable.......................             (312)       (4,420)
   Distributions paid from majority owned entities...             (359)           --
   Issuance costs in connection with conversion of
      subordinated notes.............................           (2,610)           --
                                                              --------      --------
          Net cash (used in) provided by financing
            activities...............................           (3,048)        1,569
                                                              --------      --------

Net decrease in cash and cash equivalents............          (87,016)         (676)
Cash and cash equivalents at beginning of period.....          102,776         8,355
                                                              --------      --------
Cash and cash equivalents at end of period...........         $ 15,760      $  7,679
                                                              ========      ========

Supplemental schedule of cash flow information:
Cash paid during the period for:
     Interest........................................         $  3,544      $  3,412
                                                              ========      ========
     Income taxes....................................         $     42      $     47
                                                              ========      ========

Supplemental schedule of noncash investing and
   financing activities:
     Assumption of debt in connection with the
       Hillsdale acquisition.........................         $ 15,250      $    --
                                                              ========      =======
     Issuance of common stock........................         $    108      $    --
                                                              ========      =======

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries ("the Company" or "ARV") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("the Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior period amounts in order to conform to the presentation at June 30, 1998. The interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the nine-month period ended December 31, 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full fiscal year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships in which the Company has controlling interests, have been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

NEW PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("OP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. The Company plans to adopt the provisions of SOP 98-5 in the first quarter of 1999. The carrying amount of such costs were approximately $1.0 million as of June 30, 1998.

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

RESTRICTED CASH

Restricted cash is comprised of cash deposited in escrow for the purchase of interests in two communities, which closed during July 1998.

LOSS PER SHARE

The number of shares used in computing loss per share is equal to the weighted average number of common shares and common equivalent shares outstanding during the respective periods. Potentially dilutive securities are not included due to their antidilutive effect in periods reporting a net loss.

(2) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

The Company has guaranteed indebtedness of certain affiliated partnerships as follows:

                                                       (IN THOUSANDS)
           Notes secured by real estate                    $16,733
           Construction loans associated with the
             development and construction of
             affordable housing apartments                 $35,515

The maximum aggregate amount of guaranteed land and construction loans is $38.5 million at June 30, 1998.

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

In the event that the court finds against ARVP II, rent for the Campbell and Sunnyvale communities could increase significantly, which will reduce net income and cash available for distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods

Two other communities leased by ARVP II, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame") are owned by entities which are related to the entities that own the Campbell and Sunnyvale communities. It is not known whether the landlords of those communities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases.

The parties are mutually negotiating the terms of a proposed purchase agreement involving the sale of the landlord's fee interest in the four communities to ARVP II and settlement of all claims and have agreed to forebear from prosecuting the litigation during the pendency of the escrow. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

In November 1997, Emeritus Corporation ("Emeritus"), an unaffiliated competitor of the Company, initiated a proxy contest for control of the ARV Board of Directors. In addition, in December 1997, Emeritus launched a hostile tender offer to acquire majority control of ARV. Emeritus' takeover attempts were rejected by ARV's shareholders, including a majority of non-affiliate shareholders, at the Company's annual shareholder meeting on January 28, 1998. In connection with its hostile takeover efforts, Emeritus filed a lawsuit against ARV in December

1997 to, among other things, enjoin a third party investment in ARV. The lawsuit was dismissed voluntarily and without prejudice by Emeritus on April 23, 1998.

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

On May 12, 1998, the Company filed a lawsuit in the Superior Court for the State of California, County of Orange, seeking to enjoin Kapson Senior Quarters Corp. ("Kapson"), a controlled affiliate of Lazard Freres Real Estate Investors LLC ("LFREI") from acquiring Atria Communities ("Atria"), an unaffiliated competitor of the Company. Atria is also named as a defendant in the suit, as are Lazard Freres ("Lazard") and three LFREI representatives on the Company's Board of Directors, Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty. The Company alleges that LFREI will be violating both its contractual and fiduciary duties to the Company if it allows Kapson to proceed with the acquisition without first offering the Company the right to be the acquiring party and then, if the Company declines, obtaining the Company's permission to consummate this acquisition.

The lawsuit also seeks to enforce rights the Company obtained as part of the strategic alliance with LFREI with respect to existing Kapson facilities. When the Company previously consented to LFREI's acquisition of Kapson, the two companies signed a letter agreement that was designed to make available to the Company's shareholders some of the potential benefits of the Kapson acquisition. Thus, under its agreement with the Company, LFREI is obligated to negotiate in good faith with the Company to identify commercially reasonable terms on which the Company will lease or manage the existing Kapson facilities. However, since LFREI's acquisition of Kapson, the Company alleges, LFREI has failed to negotiate in good faith. In the complaint, the Company asserts that LFREI instead proposed lease terms that are commercially unreasonable and refused to accept lease terms proposed by the Company. The Company also contends in the lawsuit that LFREI refused to accept the Company's proposal to manage the existing Kapson properties at below market rates and that the only proposals LFREI has made to the Company are proposals that would be dilutive to the Company's earnings and are thus not in the best interests of the Company's shareholders. In its lawsuit, the Company seeks both injunctive relief and damages for LFREI's breach of its contractual obligations. On July 30, 1998, the Company's compliant was amended to include allegations of fraud against Lazard, LFREI and Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty.

On June 9, 1998, LFREI filed a cross-complaint against the Company, alleging that the Company's preliminary communication with several potential sources of capital to assist the Company in financing the acquisition of Atria in the event that LFREI honors the Company's right of first offer or is ordered to do so by the court constitutes an early termination event under the Amended and Restated Stockholders Agreement dated as of October 29, 1997, by and among LFREI, Prometheus Assisted Living LLC and the Company (the "Amended Stockholders Agreement"). LFREI also contends that certain standstill provisions under the Amended Stockholders Agreement have terminated.

On June 25, 1998, the Superior Court of the State of California, County of Orange, granted the Company's request for a preliminary injunction to enjoin LFREI and Kapson from closing any transaction to acquire Atria without the Company's consent. The preliminary injunction remained in effect pending the outcome of a court trial which began August 3, 1998. On August 14, 1998, the Judge in the trial ruled from the bench against the Company and in favor of all defendants on LFREI's motion for judgment on all of the Company's causes of action, and ordered that the preliminary injunction be dissolved. LFREI's cross-complaint has not yet been ruled upon. The Judge's formal written ruling has not yet been filed in this matter. The Company plans to review that order and assess whether to seek an appeal of the Judge's ruling.

Since the nature of litigation is that results cannot be predicated with certainty, there can be no assurance the Company will prevail in any of the foregoing litigation actions.

The Company is from time to time subject to claims and disputes for legal and other matters in the normal course of business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

(3)  ACQUISITIONS

On February 12, 1998, the Company announced that it had entered into purchase and sale agreements to purchase interests in 13 senior housing communities, including a skilled nursing component in one community, containing approximately 1,900 units, located in California, for $88 million. As of June 30, 1998, the Company had $12.5 million of escrow deposits on this transaction. The transaction has closed in phases beginning April 16, 1998.

On April 16, 1998, in phase I of the transaction, the purchases of two communities, a general partnership interest and rights under four management agreements were completed. The following is a description of the closed portion of the transaction:

   The Company acquired Golden Creek Inn from TH Group Inc., an unrelated third party. Golden Creek Inn is a 123-unit assisted living community located in Irvine, California.

   The Company acquired Hillcrest Inn from 270 Center Associates, Limited Partnership, an unrelated third party. Hillcrest Inn is a 137-unit assisted living community located in Thousand Oaks, California.

   The Company acquired a twenty percent (20%) general partnership interest in WHW Associates, an unrelated third party. WHW Associates is a fifty percent (50%) general partner of Fifty Peninsula Partners, a California limited partnership, which owns Sterling Court, a 149-unit assisted living community located in San Mateo, California.

   The Company acquired the rights, title and interest as manager in four management agreements, from The Hillsdale Group, L.P. The management agreements acquired are for: Sterling Court, a 149-unit assisted living community located in San Mateo, California; Palo Alto Commons, a 143-unit assisted living community located in Palo Alto, California; San Carlos Retirement Center, a 85-unit assisted living community located in San Carlos, California; and The Altenheim, a 138-unit assisted living community located in Oakland, California.

Phase II of the transaction closed on May 4, 1998. The phase II acquisition was of Rossmore House from 270 Center Associates, Limited Partnership. Rossmore House is a 157-unit assisted living community located in Los Angeles, California.

Phase III of the transaction closed on May 13, 1998. The phase III acquisition was of The Berkshire from 270 Center Associates, Limited Partnership. The Berkshire is an 81-unit assisted living community located in Berkley, California.

Phase IV of the transaction closed May 18, 1998. The phase IV acquisition was of the rights under a sublease agreement and related rights for Willow Glen Villa from The Hillsdale Group, L.P. Willow Glen is a 188-unit assisted living community located in San Jose, California.

Approximately $55.0 million of the purchase prices were paid from cash on hand. Concurrent with the purchase, the Company also assumed existing mortgage financing with an outstanding balance of $15.25 million secured by Golden Creek Inn and Hillcrest Inn (balances of $2.25 million and $13.0 million, respectively). The loans bear interest at LIBOR plus 2.5%, require monthly payments of interest only until August 1998 (Golden Creek Inn) and October 1998 (Hillcrest Inn). Thereafter, the loans require monthly payments of principal and interest based upon a 25-year amortization schedule. The outstanding balance of the loans plus all accrued and unpaid interest is due and payable in 2002. The purchase price paid in excess of the fair value of identifiable assets acquired aggregated $18.9 million and is being amortized over the life of the related assets of 35 years.

The pro forma effect of the above acquisition, assuming that the transaction occurred on January 1, 1998, follows (dollars in thousands, except per share amounts):


                                                                FOR THE
                                                             THREE MONTHS     FOR THE SIX
                                                                 ENDED        MONTHS ENDED
                                                             JUNE 30, 1998   JUNE 30, 1998
                                                             -------------   -------------
         Revenues......................................        $32,333          $63,413
         Net loss......................................         (4,248)          (6,843)

         Basic and diluted loss per common share.......        $ (0.27)         $ (0.43)

(4)  SUBSEQUENT EVENTS

On July 2, 1998, phase V of the Hillsdale acquisition closed and the Company acquired the rights under a lease agreement and related documentation for Hillsdale Manor Retirement Center and Convalescent Home from The Hillsdale Group, L.P. Hillsdale Manor is located in San Mateo, California and comprises 159 assisted living and skill nursing units.

On July 7, 1998, phase VI of the Hillsdale acquisition closed and the Company's wholly-owned subsidiary, Encino Renovation, LLC, a Delaware limited liability company, acquired Encino Hills Terrace from The Hillsdale Group, L.P. Encino Hills Terrace is an 76-unit assisted living community located in Encino, California.

The $13.3 million purchase price for the interest in the two communities was paid from cash on hand.

In July 1998, the Company's Board of Directors approved the refinancing of seven of the Company's communities held by majority owned entities. This refinancing will allow the Company to take advantage of lower interest rates available in the current environment and provide a return of capital to Company and the limited partners by borrowing against the increased value of these properties. As a result of this refinancing, the Company's consolidated long-term debt on these communities is expected to increase to approximately $36.4 million from approximately $11.4 million. In July 1998, the Company exercised its option to borrow the remaining unfunded balance of an existing mortgage totaling approximately $4.4 million.

In August 1998, the Company extended its $10 million revolving line of credit with Imperial Bank through September 30, 1999. This line of credit has primarily been used to provide standby letters of credit used for security deposits on leased ALCs. As of June 30, 1998, the Company had used approximately $9.2 million of this line for such letters of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import constitute "forward-looking statement's within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has made forward-looking statements in this report concerning, among other things, the impact of future acquisitions and developments, if any, the level of future capital expenditures, the Company's ability to obtain financing in the future at attractive rates and terms, the effect of the Year 2000 Issue, the impact of inflation and changing prices and the outcome of certain litigation matters. These statements are only predictions; however, actual events or results may differ materially as a result of risks facing the Company. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments. Certain of the risks discussed herein as well as other risks are detailed in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal period ended December 31, 1997.

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

OVERVIEW

As of June 30, 1998, the Company operated 62 assisted living communities ("ALCs") containing 7,731 units, including three owned by a limited partnership for which the Company serves as the managing general partner and community manager (an "Affiliated Partnership"). Of the remaining 59 communities, 36 are leased by the Company pursuant to long-term operating leases ("Leased ALCs"), 18 communities are owned by the Company for its own account ("Owned ALCs") and 5 communities are managed for unrelated parties ("Managed ALCs"). The Company was in various stages of construction on two ALCs with an anticipated total of 290 units at June 30, 1998. Subsequent to June 30, 1998, the Company acquired the rights under a lease agreement and related documentation for Hillsdale Manor Retirement Center and Convalescent Home, a community located in San Mateo, California, which consists of 159 assisted living and skilled nursing units and purchased Encino Hills Terrace, a 76-unit assisted living community located in Encino, California. Encino Hills Terrace was managed by the Company from May 18, 1998 until the purchase in July 1998.

Since commencing operation of ALCs for its own account in April 1994, the Company has embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. The Company has focused its growth efforts on the acquisition and development of additional ALCs and expansion of services to its residents as they "age in place."

Growth has been achieved through the development and acquisition of ALCs, which the Company owns for its own account or leases pursuant to long-term operating leases primarily with health care REITs ("Health Care REITs"). Since April 1994, the Company has developed, acquired for its own account or entered into long-term operating leases with Health Care REITs or other lessors for 54 ALCs totaling 6,761 units (87.5% of its portfolio of 7,731 units at June 30, 1998). Of the owned and leased ALCs operated for its own account as of June 30, 1998, 24 communities (2,453 units) were previously owned or operated by Affiliated Partnerships, including 10 communities (926 units) owned or leased by American Retirement Villas Properties II, a California limited partnership in which a controlling interest was acquired by the Company during 1996. Of the remaining communities, 23 communities (3,509 units) were acquired from third party owners and seven communities (799 units) were developed by the Company.

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

Partnerships affiliated with the Company have acquired or developed market rate senior apartments as well as affordable senior and multifamily apartment communities (the "Apartment Group"), using the sale of tax credits under a Federal low-income housing tax credit program (the "Federal Tax Credit Program") to generate the equity funding for development.

As part of its strategic plan, management and the Board of Directors determined that GeriCare and the Apartment Group were not part of the core business of the Company, and in the fourth quarter on 1997 adopted a plan for disposing of both lines of business. The Company discontinued the operations of GeriCare during the first quarter of 1998. In order to continue to provide rehabilitation therapy services to its residents, the Company entered into a strategic alliance with NovaCare, Inc., a national leader in physical rehabilitation services. Under the terms of the agreement, NovaCare, Inc. leases space in the Company's ALCs where it provides therapy services.

In addition to its strategic alliance with NovaCare, Inc., the Company entered into an agreement with Omnicare, Inc., under which network pharmacy and related clinical information services will be provided for the residents of the Company's ALCs. The agreement is for a three-year term and Omnicare, Inc. will commence operations during the third quarter of 1998.

The Company completed construction of the 130-unit Canterbury Woods community located in Attleboro, MA, its first in the state; and the 76-unit Bayside Landing community located in Stockton, CA. Both communities commenced operations in June 1998.

At June 30, 1998, the Company had the following projects under construction and anticipates that the schedule set forth below can be met, although there can be no assurance in this regard. Construction is subject to numerous risks which could cause delays or the abandonment of a project or projects.

                                            ANTICIPATED      ANTICIPATED
                            LOCATION        # OF UNITS         OPENING
                            --------        -----------      -----------
        The Lakes         Fort Myers, FL        148        4th Quarter 1998
        Sutton Terrace    Las Vegas, NV         142        4th Quarter 1998
                                                ---
          Total units
          under construction                    290
                                                ===

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

The following information concerning the results of operations for the Company's "Same Communities" for the three month period ended June 30, 1998 is presented in order to provide the reader with additional information concerning the components of the Company's operations. Same Communities represent operations of 42 communities owned, leased or previously managed (now owned or leased) by the Company for four quarters or more as of June 30, 1998.

                            ARV Assisted Living, Inc.
                           Results of Same Communities
                For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)
                                 (In thousands)

                                                                JUNE 30,
                                                           ----------------
                                                             1998     1997
                                                           -------  -------
            Revenue:
              Assisted living community revenue:
                Rental revenue                             $21,044  $20,367
                Assisted living and other services           4,966    3,736
                                                           -------  -------
                    Total revenue                           26,010   24,103
                                                           -------  -------
            Operating expenses:
              Assisted living community operating expense   15,821   14,372
              Assisted living community lease expense        4,649    4,436
              Depreciation and amortization                  1,410    1,197
                                                           -------  -------
                    Total operating expenses                21,880   20,005
                                                           -------  -------
            Income from operations                           4,130    4,098

            Interest expense                                   711      788
                                                           -------  -------
            Income before minority interest                  3,419    3,310
            Minority interest in operations                    409      408
                                                           -------  -------
                    Income from Same Communities           $ 3,010  $ 2,902
                                                           =======  =======



For the Company as a whole, total revenue for the three months ended June 30, 1998 increased $6.3 million to $31.1 million from $24.8 million for the three months ended June 30, 1997. This increase was primarily due to an increase in assisted living community revenue as described below.

Assisted living community revenue increased $6.0 million to $30.7 million for the three months ended June 30, 1998 from $24.7 million for the three months ended June 30, 1997. Of the increase, $2.8 million is the result of an increase in the number of Owned ALCs and Leased ALCs operated by the Company. As of June 30, 1998, the Company operated 54 ALCs for its own account consisting of 36 Leased ALCs and 18 Owned ALCs. For the three months ended June 30, 1997, the Company operated a total of 46 ALCs for its own account consisting of 32 Leased ALCs and 14 Owned ALCs. Another $1.3 million of the increase is a result of four leased ALCs which the Company operated for less than four quarters as of June 30, 1998. The remaining $1.9 million of the increased revenue was due to the Same Communities. The increase is a result of increased occupancies, rates and the percentage of residents utilizing the Company's assisted living services during the three months ended June 30, 1998 compared to the same period in the prior year.

Management fees from affiliates and others increased $0.2 million to $0.3 million for the three months ended June 30, 1998 from $0.1 million for the three months ended June 30, 1997. The increase is due to the increased number of management contracts to eight as of June 30, 1998 as compared to three as of June 30, 1997.

Operating expenses increased $9.5 million to $34.0 million for the three months ended June 30, 1998 from $24.5 million for the three months ended June 30, 1997.

Assisted living community operating expense and lease expense increased $3.9 million and $1.1 million, respectively, to $19.1 million and $6.1 million, respectively, for the three months ended June 30, 1998 from $15.2 million and $5.0 million, respectively, for the three months ended June 30, 1997. Of these increases, $1.9 million of ALC operating expense and $0.5 million of ALC lease expense related to the additional number of Owned and Leased ALCs operated by the Company during the three months ended June 30, 1998, as discussed above. Another $0.6 million of ALC operating expenses and $0.4 million of ALC lease expense is a result of four leased ALCs which the Company operated for less than four quarters as of June 30, 1998. The remaining $1.4 million increase for ALC operating expense and $0.2 million increase for ALC lease expense were attributable to the Same Communities. The increase for the Same Communities ALC operating expense was primarily attributable to staffing requirements related to increased assisted living services and increased wages of staff.

General and administrative expenses increased $3.8 million to $6.7 million for the three months ended June 30, 1998 from $2.9 million for the three months ended June 30, 1997. The increase was primarily the result of approximately $1.5 million related to the lawsuit with LFREI, $1.0 million of severance payments and recruitment fees related to the Company's management reorganization, and the additional staffing necessary to accommodate the increased operations of the Company.

Depreciation and amortization expenses increased $0.7 million to $2.2 million for the three months ended June 30, 1998 from $1.5 million for the three months ended June 30, 1997. Of this increase $0.4 related to the additional number of Owned and Leased ALCs operated by the Company during the three months ended June 30, 1998, as discussed above. Another $0.1 million of the increase is a result of four leased ALCs which the Company operated for less than four quarters as of June 30, 1998. The remaining $0.2 million was attributable to the Same Communities.

Interest income increased $0.2 million to $0.4 million for the three months ended June 30, 1998 from $0.2 million for the three months ended June 30, 1997 due to higher average cash balances carried by the Company during the three months ended June 30, 1998.

Other income decreased $0.3 million to $48,000 for the three months ended June 30, 1998 from $0.3 million for the three months ended June 30, 1997. The decrease is primarily due to development fees earned in connection with the construction of ALCs and equity in income recorded on the Company's 12.8 percent interest in Senior Income Fund, L.P. during the three months ended June 30, 1997. During the three months ended June 30, 1998, the Company did not earn development fees or recognize any equity in income from its investment in Senior Income Fund, L.P.

Interest expense increased $0.2 million to $1.5 million for the three months ended June 30, 1998 compared with $1.3 million for the three months ended June 30, 1997 due primarily to additional debt incurred in connection with acquiring additional ALCs. Interest expense consisted primarily of interest incurred on the Company's $57.5 million of 6-3/4%, convertible subordinated notes due 2006 (the "2006 Notes") as well as mortgage interest on Owned ALCs.

Income tax expense increased by $0.2 million to $36,000 for the three months ended June 30, 1998 from a benefit of $0.2 million for the three months ended June 30, 1997. The Company recorded a 100% valuation allowance on the income tax benefit generated as a result of operating losses incurred during the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

The following information concerning the results of operations of the Company's "Same Communities" for the six-month period ended June 30, 1998 is presented in order to provide the reader with additional information concerning the components of the Company's operations.

                            ARV Assisted Living, Inc.
                           Results of Same Communities
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)
                                 (In thousands)

                                                                JUNE 30,
                                                           ----------------
                                                             1998     1997
                                                           -------  -------
            Revenue:
              Assisted living community revenue:
                Rental revenue                             $41,919  $39,901
                Assisted living and other services           9,543    6,949
                                                           -------  -------
                    Total revenue                           51,462   46,850
                                                           -------  -------
            Operating expenses:
              Assisted living community operating expense   30,886   28,352
              Assisted living community lease expense        9,274    8,325
              Depreciation and amortization                  2,796    2,429
                                                           -------  -------
                    Total operating expenses                42,956   39,106
                                                           -------  -------
            Income from operations                           8,506    7,744

            Interest expense                                 1,461    1,435
                                                           -------  -------
            Income before minority interest                  7,045    6,309
            Minority interest in operations                    793      806
                                                           -------  -------
                    Income from Same Communities           $ 6,252  $ 5,503
                                                           =======  =======



For a Company as a whole, total revenue for the six months ended June 30, 1998 increased $10.5 million to $58.4 million from $47.9 million for the six months ended March 31, 1997. This increase was primarily due to an increase in assisted living community revenue as described below.

Assisted living community revenue increased $10.3 million to $57.9 million for the six months ended June 30, 1998 from $47.6 million for the six months ended June 30, 1997. Of the increase, $2.9 million is the result of an increase in the number of Owned ALCs and Leased ALCs operated by the Company. As of June 30, 1998, the Company operated 54 ALCs for its own account consisting of 36 Leased ALCs and 18 Owned ALCs. For the six months ended June 30, 1997, the Company operated a total of 46 ALCs for its own account consisting of 32 Leased ALCs and 14 Owned ALCs. Another $2.8 million of the increase is a result of four leased ALCs which the Company operated for less than four quarters as of June 30, 1998. The remaining $4.6 million of the increased revenue was due to the Same Communities. The increase is a result of increased occupancies, rates and the percentage of residents utilizing the Company's assisted living services during the six months ended June 30, 1998 compared to the same period in the prior year.

Management fees from affiliates and others increased $0.2 million to $0.5 million for the six months ended June 30, 1998 from $0.3 million for the six months ended June 30, 1997. The increase is due to the increased number of management contracts to eight as of June 30, 1998 as compared to three as of June 30, 1997.

Operating expenses increased $16.6 million to $64.0 million for the six months ended June 30, 1998 from $47.4 million for the six months ended June 30, 1997.

Assisted living community operating expense and lease expense increased $6.2 million and $2.6 million, respectively, to $35.7 million and $11.7 million, respectively, for the six months ended June 30, 1998 from $29.5 million and $9.1 million, respectively, for the six months ended June 30, 1997. Of these increases, $2.1 million of ALC operating expense and $0.7 million of ALC lease expense related to the additional number of Owned and Leased ALCs operated by the Company during the six months ended June 30, 1998, as discussed above. Another $1.6 million of ALC operating expenses and $1.0 million of ALC lease expense is a result of four leased ALCs which the Company operated for less than four quarters as of June 30, 1998. The remaining $2.5 million increase for ALC operating expense and $0.9 million increase for ALC lease expense were attributable to the Same Communities. The increase for the Same Communities ALC operating expense was primarily attributable to staffing requirements related to increased assisted living services and increased wages of staff.

General and administrative expenses increased $6.7 million to $12.7 million for the six months ended June 30, 1998 from $6.0 million for the six months ended June 30, 1997. The increase was primarily a result of approximately $1.5 million of additional costs incurred related to the Company's successful battle against a hostile tender offer of Emeritus, $1.5 million related to the lawsuit with LFREI, $1.0 million of severance payments and recruitment fees related to the Company's management reorganization and the additional staffing necessary to accommodate the increased operations of the Company.

Depreciation and amortization expenses increased $1.1 million to $4.0 million for the six months ended June 30, 1998 from $2.9 million for the six months ended June 30, 1997. Of this increase $0.4 related to the additional number of Owned and Leased ALCs operated by the Company during the six months ended June 30, 1998, as discussed above. Another $0.3 million of the increase is a result of four leased ALCs which the Company operated for less than four quarters as of June 30, 1998. The remaining $0.4 million was attributable to the Same Communities.

Interest income increased $1.4 million to $1.7 million for the six months ended June 30, 1998 from $0.3 million for the six months ended June 30, 1997 due to higher average cash balances carried by the Company during the six months ended June 30, 1998.

Other income decreased $0.5 million to $0.1 million for the six months ended June 30, 1998 from $0.6 million for the six months ended June 30, 1997. The decrease is primarily due to development fees earned in connection with the construction of ALCs and equity in income recorded on the Company's 12.8 percent interest in Senior Income Fund, L.P. during the six months ended June 30, 1997. During the six months ended June 30, 1998, the Company did not earn development fees or recognize any equity in income from its investment in Senior Income Fund, L.P.

Interest expense increased $0.1 million to $2.8 million for the six months ended June 30, 1998 compared with $2.7 million for the six months ended June 30, 1997. Interest expense consisted primarily of interest incurred on the Company's $57.5 million of 6-3/4%, convertible subordinated notes due 2006 (the "2006 Notes") as well as mortgage interest on Owned ALCs.

Income tax expense increased by $0.6 million to $42,000 for the six months ended June 30, 1998 from a benefit of $0.6 million for the six months ended June 30, 1997. The Company recorded a 100% valuation allowance on the income tax benefit generated as a result of operating losses incurred during the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's unrestricted cash balances were $15.8 million and $102.8 million at June 30, 1998 and December 31, 1997, respectively.

Working capital decreased to $8.9 million as of June 30, 1998 compared to working capital of $75.3 million at December 31, 1997. The decrease was due primarily to cash used in the acquisition of four communities, one leasehold interest and four management contracts during the six months ended June 30, 1998.

For the six months ended June 30, 1998, cash used in operating activities was $7.5 million compared to $2.7 million for the comparable period in the previous year. For the six months ended June 30, 1998, the primary components of cash used in operating activities were a net loss of $7.5 million, $2.4 million of decreases in various current liabilities and increases in other assets and $2.6 million of cash used in operations of discontinued operations, offset by a non-cash charge of $4.1 million for depreciation and amortization. The remaining amount is made up of approximately $0.9 million in other non-cash charges.

Cash used in investing activities was $76.4 million for the six months ended June 30, 1998, compared to cash provided by investing activities of $0.5 million for the six months ended June 30, 1997. For the six months ended June 30, 1998, uses of cash primarily include $59.1 million related to the acquisition of interests in ALCs, a $12.5 million increase in restricted cash related to an escrow deposit to fund acquisitions closed in July 1998, a

$3.4 million increase in property, furniture and equipment, $0.9 million in costs related to other non-current assets and deferred project costs and $0.5 million for increases in leased property security deposits.

Net cash used in financing activities during the six months ended June 30, 1998 was $3.1 million compared to cash provided by financing activities of $1.6 million for the six months ended June 30, 1997. During the six months ended June 30, 1998, the primary use of cash from financing activities was the payment of $2.6 million of issuance costs associated with the conversion of subordinated notes, $0.3 million for repayments of notes payable, and $0.4 million for distributions paid from majority owned entities, offset by $0.2 million of proceeds from the issuance of common stock.

As a result of the Company's pending acquisition of interests in two ALCs, the Company expended approximately $13.9 million in July 1998 to complete the acquisition, of which $12.5 million was in escrow as of June 30, 1998. Although management intends to finance a portion of the purchase price, there can be no assurances that the Company will be able to do so or that financing will be available to the Company at attractive rates and terms.

In July 1998, the Company's Board of Directors approved the refinancing of seven of the Company's communities held by majority owned entities. This refinancing will allow the Company to take advantage of lower interest rates available in the current environment and provide a return of capital to the limited partners by borrowing against the increased value of these properties. As a result of this refinancing, the Company's consolidated long-term debt for these communities is expected to increase to approximately $36.4 million from approximately $11.4 million. In August 1998, the Company exercised its option to borrow the remaining unfunded balance of an existing mortgage totaling approximately $4.4 million.

The Company extended its $10 million revolving line of credit with Imperial Bank through September 30, 1999. This line of credit has primarily been used to provide standby letters of credit used security deposits on leased ALCs. As of June 30, 1998, the Company has used approximately $9.2 million of this line for such letters of credit.

The Company's capital requirements include acquisition and rehabilitation costs of ALCs, security deposits on Leased ALCs, ALC pre-development costs, initial operating costs of newly developed ALCs, payment of interest, owner's equity contributions in connection with certain Affiliated Partnerships financed under the Federal Tax Credit Program, and working capital. The Company has discontinued its activities with respect to developments under the Federal Tax Credit Program and, accordingly, expects that its future outlays for existing developments will diminish. The Company is contingently liable for (i) certain secured and unsecured indebtedness of affiliates which it has guaranteed and
(ii) tax credit guarantees. The Company does not currently generate sufficient cash from operations to fund its recurring working capital requirements, primarily as a result of initial operating costs of newly developed ALCs. As a result of the Company's ability to issue of common stock and its proposed financing arrangements, management believes that the Company has sufficient capital to meet its requirements in the near term. However, the Company anticipates that it may be necessary to obtain additional financing in order to continue its aggressive growth strategy and there can be no assurances that the Company will be able to obtain financing on favorable terms.

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

YEAR 2000 ISSUE

Certain computer programs utilized by the Company were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this were to occur with any of the Company's computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities.

Unrelated to the Year 2000 Issue, the Company intends to replace substantially all of its accounting information systems software during 1998/1999. The Company believes that with the conversion to the new accounting software, the Year 2000 Issue will not pose significant business or operating issues.

The Company is assessing its remaining software and other equipment to determine whether any existing programs will have to be modified or replaced so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. This assessment is expected to be completed during the fourth quarter of 1998.

The Company has initiated communications with the third-party providers of certain of its administrative services, as well as its significant suppliers of services and products to determine the extent to which the Company is vulnerable to those parties' failures to remediate their own Year 2000 Issues. The Company plans to have completed its evaluation of those suppliers during the first quarter of 1999. The Company does not presently believe that third party Year 2000 issues will have a material adverse effect on the Company. However, there can be no guarantee that the systems of other companies on which the Company's operations or systems rely will be timely remedied or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on the Company.

The Company expects to successfully implement the changes necessary to address these Year 2000 Issues, and does not believe that the cost of such actions will have a material adverse effect on the Company's financial position, results of operations or liquidity. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have a material adverse effect on the Company's business, operating results, and financial condition.

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

In the event that the court finds against ARVP II, rent for the Campbell and Sunnyvale communities could increase significantly, which will reduce net income and cash available for distributions to unit holders in the future. These rent increases would be retroactive to the commencement of the lease renewal periods

Two other communities leased by ARVP II, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame") are owned by entities which are related to the entities that own the Campbell and Sunnyvale communities. It is not known whether the landlords of those communities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, the Partnership may be required to file litigation to determine the rights under those leases.

The parties are mutually negotiating the terms of a proposed purchase agreement involving the sale of the landlord's fee interest in the four communities to ARVP II and settlement of all claims and have agreed to forebear from prosecuting the litigation during the pendency of the escrow. Management is of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

In November 1997, Emeritus Corporation ("Emeritus"), an unaffiliated competitor of the Company, initiated a proxy contest for control of the ARV Board of Directors. In addition, in December 1997, Emeritus launched a hostile tender offer to acquire majority control of ARV. Emeritus' takeover attempts were rejected by ARV's shareholders, including a majority of non-affiliate shareholders, at the Company's annual shareholder meeting on January 28, 1998. In connection with its hostile takeover efforts, Emeritus filed a lawsuit against ARV in December 1997 to, among other things, enjoin a third party investment in ARV. The lawsuit was dismissed voluntarily and without prejudice by Emeritus on April 23, 1998.

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

On May 12, 1998, the Company filed a lawsuit in the Superior Court for the State of California, County of Orange, seeking to enjoin Kapson Senior Quarters Corp. ("Kapson"), a controlled affiliate of Lazard Freres Real Estate Investors LLC ("LFREI") from acquiring Atria Communities ("Atria"), an unaffiliated competitor of the Company. Atria is also named as a defendant in the suit, as are Lazard Freres ("Lazard") and three LFREI representatives on the Company's Board of Directors, Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty. The Company alleges that LFREI will be violating both its contractual and fiduciary duties to the Company if it allows Kapson to proceed with the acquisition without first offering the Company the right to be the acquiring party and then, if the Company declines, obtaining the Company's permission to consummate the acquisition.

The lawsuit also seeks to enforce rights the Company obtained as part of the strategic alliance with LFREI with respect to existing Kapson facilities. When the Company consented to LFREI's acquisition of Kapson, the two companies signed a letter agreement that was designed to make available to the Company's shareholders some of the potential benefits of the Kapson acquisition. Thus, under its agreement with the Company, LFREI is obligated to negotiate in good faith with the Company to identify commercially reasonable terms on which the Company will lease or manage the existing Kapson facilities. However, since acquiring Kapson, the Company alleges, LFREI has failed to negotiate in good faith. In the complaint, the Company asserts that LFREI instead proposed lease terms that are commercially unreasonable and refused to accept lease terms proposed by the Company. The Company also contends in the lawsuit that LFREI refused to accept the Company's proposal to manage the existing Kapson properties at below market rates and that the only proposals LFREI has made to the Company are proposals that would be dilutive to the Company's earnings and are thus not in the best interests of the Company's shareholders. In its lawsuit, the Company seeks both injunctive relief and damages for LFREI's breach of its contractual obligations. On July 30, 1998, the Company's compliant was amended to include allegations of fraud against Lazard, LFREI and Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty.

On June 9, 1998, LFREI filed a cross-complaint against the Company, alleging that the Company's preliminary communication with several potential sources of capital to assist the Company in financing the acquisition of Atria in the event that LFREI honors the Company's right of first offer or is ordered to do so by the court constitutes an early termination event under the Amended and Restated Stockholders Agreement dated as of October 29, 1997 by and among LFREI, Prometheus Assisted Living LLC and the Company (the "Amended Stockholders Agreement"). LFREI also contends that certain standstill provisions under the Amended Stockholders Agreement have terminated.

On June 25, 1998, the Superior Court of the State of California, County of Orange, granted the Company's request for a preliminary injunction to enjoin LFREI and Kapson from closing any transaction to acquire Atria without the Company's consent. The preliminary injunction remained in effect pending the outcome of a court trial which began August 3, 1998. On August 14, 1998, the Judge in the trial ruled from the bench against the Company and in favor of all defendants on LFREI's motion for judgment on all of the Company's causes of action, and ordered that the preliminary injunction be dissolved. LFREI's cross-complaint has not yet been ruled upon. The Judge's formal written ruling has not yet been filed in this matter. The Company plans to review that order and assess whether to seek an appeal of the Judge's ruling.

Since the nature of litigation is that results cannot be predicated with certainty, there can be no assurance the Company will prevail in any of the foregoing litigation actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company submitted the following matter to a vote of its security holders during the quarter ended June 30, 1998 which were voted upon at the Company's Annual Meeting of Stockholders held on June 3, 1998 and adjourned to June 19, 1998:

   Election of members of the Class A Board of Directors of the Company (John Booty, Robert P. Freeman and Howard G. Phanstiel).

   The following votes cast for and withheld with respect to the Election of Directors:

                              FOR           WITHHELD
                              -----------------------
   John A. Booty              7,213,813      727,650
   Robert P. Freeman          7,125,772      815,691
   Howard G. Phanstiel        7,121,848      819,615


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    4 Rights Agreement, dated May 14, 1998, betweeb ARV Assisted Living Inc., and ChaseMellon Shareholder Services LLC which includes the form of Certificate of Determination of the Series D Junior Participating Preferred Stock of ARV Assisted Living, Inc. as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

  10.1 Purchase and Sale Agreement by and between 270 Center Associates, Limited Partnership and ARV Assisted Living, Inc. dated as of February 12, 1998, incorporated by reference to Exhibit 10.1 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.2 Amendment to Purchase and Sale Agreement by and between 270 Center Associated, Limited Partnership and ARV Assisted Living, Inc. dated as of March 2, 1998, incorporated by reference to Exhibit 10.2 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.3 SecondAmendment to Purchase and Sale Agreement by and between 270 Center Associated, Limited Partnership and ARV Assisted Living, Inc. dated as of April 10, 1998, incorporated by reference to Exhibit 10.3 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.4 Purchase and Sale Agreement by and between TH Group, Inc. and ARV Assisted Living, Inc. dated as of February 12, 1998, incorporated by reference to Exhibit 10.4 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.5 Amendment to Purchase and Sale Agreement by and between TH Group, Inc. and ARV Assisted Living, Inc. dated as of March 2, 1998, incorporated by reference to Exhibit 10.5 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.6 SecondAmendment to Purchase and Sale Agreement by and between TH Group, Inc. and ARV Assisted Living, Inc. dated as of April 10, 1998, incorporated by reference to Exhibit 10.6 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.7 Purchase and Sale Agreement by and between The Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of February 12, 1998, incorporated by reference to Exhibit 10.7 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.8 Amendment to Purchase and Sale Agreement by and between The Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of March 2, 1998, incorporated by reference to Exhibit 10.8 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.9 Second Amendment to Purchase and Sale Agreement by and between The Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of April 6, 1998, incorporated by reference to Exhibit 10.9 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.10 Executive Employment Agreement, dated December 5, 1997, by and between ARV Assisted Living, Inc. and Howard G. Phanstiel.

  10.11 Amendment to Executive Employment Agreement, effective December 5, 1997, by and between ARV Assisted Living, Inc. and Howard G. Phanstiel.

  10.12 Executive Employment Agreement, as amended, dated June 1, 1998, by and between ARV Assisted Living, Inc. and Douglas M. Pasquale.

  10.13 Employment Agreement, as amended, dated June 15, 1998, by and between ARV Assisted Living, Inc. and Patricia J. Gifford, MD.

  15    Independent Accountants' Review Report dated August 14, 1998

  27    Financial Data Schedule

  99.1 Complaint in ARV Assisted Living, Inc. v. Lazard Freres Real Estate Investors LLC, et al., case no. 787788, incorporated by reference to the Company's 8-K filed with the Securities and Exchange Commission on May 26, 1998.

(b) REPORTS ON FORM 8-K

The Company filed the following reports with the Securities and Exchange Commission (SEC) on Form 8-K during the quarter ended June 30, 1998:

The Company's current report on Form 8-K filed with the SEC on May 11, 1998, reported under Item 2, on April 16, 1998, purchases of two assisted living communities, a general partnership interest and rights under four management agreements were completed pursuant to Purchase and Sale Agreements with The Hillsdale Group, L.P., a California limited partnership; 270 Center Associates, Limited Partnership and TH Group, Inc., a California corporation, dated February 12, 1998, as amended.

The Company's current report on Form 8-K filed with the SEC on May 19, 1998, reported under Item 2, on May 4, 1998 and May 13, 1998, purchases of two assisted living communities were completed pursuant to a Purchase and Sale Agreement with 270 Center Associates, Limited Partnership dated February 12, 1998, as amended. On May 18, 1998, the Company acquired the rights under a sublease agreement and related documentation for an assisted living community from The Hillsdale Group, L.P., an unrelated third party, pursuant to a Purchase and Sale Agreement dated February 12, 1998, as amended.

The Company's current report on Form 8-K filed with the SEC on May 19, 1998, reported under Item 5, on May 1, 1998, the Company reincorporated as a Delaware corporation.

The Company's current report on Form 8-K filed with the SEC on May 26, 1998, reported under Item 5, on May 12, 1998, the Company filed a lawsuit in the Superior Court for the State of California, County of Orange, seeking to enjoin Kapson Senior Quarters Corp., from acquiring Atria Communities.

The Company's current report on Form 8-K filed with the SEC on June 22, 1998, reported under Item 5, effective June 1, 1998, the Company named Douglas M. Pasquale as the President and Chief Operating Officer and effective June 15, 1998, named Patricia J. Gifford, MD as the Chief Medical Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ARV ASSISTED LIVING, INC.


By: /s/ Howard G. Phanstiel
    -------------------------------
    Howard G. Phanstiel
    Chief Executive Officer and
    Chairman of the Board
    (Duly authorized officer)

Date: August 14, 1998


By: /s/Paul Kuliev
    -------------------------------
    Vice President, Controller
   (Duly authorized officer)

Date: August 14, 1998

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION

  4 Rights Agreement, dated May 14, 1998, between ARV Assisted Living Inc., and ChaseMellon Shareholder Services LLC which includes the form of Certificate of Determination of the Series D Junior Participating Preferred Stock of ARV Assisted Living, Inc. as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

  10.1 Purchase and Sale Agreement by and between 270 Center Associates, Limited Partnership and ARV Assisted Living, Inc. dated as of February 12, 1998, incorporated by reference to Exhibit 10.1 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.2 Amendment to Purchase and Sale Agreement by and between 270 Center Associated, Limited Partnership and ARV Assisted Living, Inc. dated as of March 2, 1998, incorporated by reference to Exhibit
              10.2 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.3 SecondAmendment to Purchase and Sale Agreement by and between 270 Center Associated, Limited Partnership and ARV Assisted Living, Inc. dated as of April 10, 1998, incorporated by reference to
              Exhibit 10.3 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.4 Purchase and Sale Agreement by and between TH Group, Inc. and ARV Assisted Living, Inc. dated as of February 12, 1998, incorporated by reference to Exhibit 10.4 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.5 Amendment to Purchase and Sale Agreement by and between TH Group, Inc. and ARV Assisted Living, Inc. dated as of March 2, 1998, incorporated by reference to Exhibit 10.5 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.6 SecondAmendment to Purchase and Sale Agreement by and between TH Group, Inc. and ARV Assisted Living, Inc. dated as of April 10, 1998, incorporated by reference to Exhibit 10.6 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.7 Purchase and Sale Agreement by and between The Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of February 12, 1998, incorporated by reference to Exhibit 10.7 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.8 Amendment to Purchase and Sale Agreement by and between The Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of March 2, 1998, incorporated by reference to Exhibit 10.8 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.9 Second Amendment to Purchase and Sale Agreement by and between The Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of April 6, 1998, incorporated by reference to Exhibit 10.9 to the Company's 8-K filed with the Securities and Exchange Commission on May 11, 1998.

  10.10 Executive Employment Agreement, dated December 5, 1997, by and between ARV Assisted Living, Inc. and Howard G. Phanstiel.

  10.11 Amendment to Executive Employment Agreement, effective December 5, 1997, by and between ARV Assisted Living, Inc. and Howard G. Phanstiel.

  10.12 Executive Employment Agreement, as amended, dated June 1, 1998, by and between ARV Assisted Living, Inc. and Douglas M. Pasquale.

  10.13 Employment Agreement, as amended, dated June 15, 1998, by and between ARV Assisted Living, Inc. and Patricia J. Gifford, MD.

  15          Independent Accountants' Review Report dated August 14, 1998

  27          Financial Data Schedule

  99.1 Complaint in ARV Assisted Living, Inc. v. Lazard Freres Real Estate Investors LLC, et al., case no. 787788, incorporated by reference to the Company's 8-K filed with the Securities and Exchange Commission on May 26, 1998.