Form 10-Q
period 1998-09-30
ARV ASSISTED LIVING INC
filed 1998-11-16
CIK 949322

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------


(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                 Yes [X] No [ ]

        The number of outstanding shares of the Registrant's Common Stock, no par value, as of November 13, 1998 was 15,880,998.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS


                                                      SEPTEMBER 30,  DECEMBER 31,
                                                         1998            1997
                                                      -------------  ------------
Current assets:
  Cash and cash equivalents.........................   $  5,224        $102,776
  Escrow deposits....................................     4,459              --
   Fees receivable and other amounts due from
    affiliates.......................................       963             571
  Fees receivable and other amounts due from
    others...........................................       374              --
  Prepaids and other current assets..................     8,163           3,920
                                                       --------        --------
          Total current assets.......................    19,183         107,267
Deferred project costs...............................       345             246
Property, furniture and equipment, net...............   179,862         117,557
Goodwill, net........................................    23,891              --
Other non-current assets.............................    10,007           6,781
Net non-current assets from discontinued
  operations.........................................       859           1,234
                                                       --------        --------
                                                       $234,147        $233,085
                                                       ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................   $  9,129        $  6,696
  Accrued liabilities................................     3,433           7,864
  Notes payable, current portion.....................    10,402           9,388
  Accrued interest payable...........................       682           1,482
  Net current liabilities from discontinued
    operations.......................................     3,030           6,558
                                                       --------        --------
          Total current liabilities..................    26,676          31,988

Notes payable, less current portion..................    99,665          81,560
Other non-current liabilities........................     1,427             934
                                                       --------        --------
                                                        127,768         114,482
                                                       --------        --------
Commitments and contingent liabilities

Minority interest in majority owned entities.........     7,671           7,168
                                                       --------        --------

Series A preferred stock, convertible and redeemable;
  2,000 shares authorized, none issued or outstanding
  at September 30, 1998 and December 31, 1997........        --              --
Shareholders' equity:
  Preferred stock, no par value. Authorized
    8,000 shares, none issued and outstanding........        --              --
  Common stock, no par value. Authorized
     100,000 shares; issued and outstanding
     15,881 and 15,848 shares at September 30,
     1998 and December 31, 1997, respectively........   143,285         142,945
  Accumulated deficit................................   (44,577)        (31,510)
                                                       --------        --------
          Total shareholders' equity.................    98,708         111,435
                                                       --------        --------
                                                       $234,147        $233,085
                                                       ========        ========


See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                 -------------------        --------------------
                                  1998         1997          1998         1997
                                 ------       ------        ------       ------
 Revenue:
   Assisted living community
    revenue:
     Rental revenue              $28,031      $21,513        $75,105      $62,030
     Assisted living and
       other services              6,470        4,111         17,291       11,199
   Management fees from
     others                          168           --            316           --
   Management fees from
     affiliates                      217          111            606          398
                                 -------      -------        -------      -------
          Total revenue           34,886       25,735         93,318       73,627
                                 -------      -------        -------      -------
 Operating expenses:
   Assisted living community
     operating expense            22,348       16,805         58,001       46,266
   Assisted living community
     lease expense                 7,351        5,260         19,042       14,366
   General and administrative      6,550        4,753         19,202       10,699
   Depreciation and
     amortization                  2,635        1,686          6,690        4,594
                                 -------      -------       --------      -------
          Total operating
             expenses             38,884       28,504        102,935       75,925
                                 -------      -------       --------      -------
 Loss from operations             (3,998)      (2,769)        (9,617)      (2,298)
                                 -------      -------       --------      -------
 Other income (expense):
   Interest income                   141          413          1,841          672
   Other income, net                 196          125            316          749
   Interest expense               (1,635)      (1,393)        (4,462)      (4,096)
                                 -------      -------       --------      -------
        Total other expense       (1,298)        (855)        (2,305)      (2,675)
                                 -------      -------       --------      -------

 Loss from continuing
 operations before income taxes   (5,296)      (3,624)       (11,922)      (4,973)

 Income tax expense (benefit)         11            9             52         (542)
                                 -------      -------       --------      --------
 Loss from continuing
 operations before minority
 interest and discontinued
 operations                       (5,307)      (3,633)       (11,974)      (4,431)

   Minority interest                 301           96          1,094          902
                                 -------      -------       --------      -------

 Loss from continuing
 operations                       (5,608)      (3,729)       (13,068)      (5,333)
 Loss from operations of
  discontinued operations,
  net of income tax benefit
  of $254 for the nine month
  period ended September 30,
  1997                                --          (354)           --       (2,194)
                                 -------      --------      --------      -------

        Net loss                 $(5,608)     $(4,083)      $(13,068)     $(7,527)
                                 =======      =======       ========      =======

 Basic and diluted loss
   per common share:
   Loss from continuing
    operations                   $ (0.35)     $ (0.34)      $ (0.82)     $ (0.52)
   Loss from discontinued
    operations                        --        (0.03)          --         (0.22)
                                 -------       -------       ------       -------

        Net loss                 $ (0.35)     $ (0.37)      $ (0.82)     $ (0.74)
                                 =======      =======       =======      =======

  Weighted average common
    shares outstanding            15,881       11,109        15,871       10,152
                                 =======      =======       =======       ======


See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                       1998        1997
                                                     --------    --------
Net cash used in operating activities of
  continuing operations...........................   $ (8,240)   $ (6,891)
Net cash used in operating activities of
  discontinued operations.........................     (3,153)     (2,995)
                                                     --------    --------
Net cash used in operating activities.............    (11,393)     (9,886)
                                                     --------    --------
Cash flows (used in) provided by investing
  activities:
    Acquisition of Hillsdale communities..........    (70,738)         --
    Escrow deposit................................     (4,400)         --
    Increase in deferred project costs............       (604)       (681)
    (Increase) decrease in leased property
      security deposits...........................       (522)        446
    Proceeds from sale and leaseback of communities        --      30,903
    Additions to property, furniture and equipment     (8,404)    (30,768)
    Purchase of limited partnership interests.....         --      (3,008)
    Distributions received from limited partnership        --       3,397
    Increase in other non-current assets..........     (1,063)         (5)
                                                     --------    --------
          Net cash (used in)  provided by investing
             activities...........................    (85,731)        284
                                                     --------    --------
Cash flows (used in) provided by
  financing activities:
   Issuance of common stock, net of issuance costs        232      25,900
   Borrowings under notes payable.................      4,350       4,415
   Repayments of notes payable....................       (481)     (4,423)
   Interest rate lock fees paid in connection  with
    refinancing...................................     (1,330)         --
   Distributions paid from majority owned
   partnerships to the minority unit holders......       (589)         --

   Issuance costs in connection with conversion of
      subordinated notes..........................     (2,610)         --
                                                     --------    --------
          Net cash (used in)  provided by financing
            activities............................       (428)     25,892
                                                     --------    --------
Net (decrease) increase in cash and cash
  equivalents.....................................    (97,552)     16,290
Cash and cash equivalents at beginning of period..    102,776       8,355
                                                     --------    --------
Cash and cash equivalents at end of period........   $  5,224    $ 24,645
                                                     ========    ========
Supplemental schedule of cash flow information:
Cash paid during the period for:
     Interest.....................................   $  6,506     $ 6,220
                                                     ========     =======
     Income taxes.................................   $     52     $    56
                                                     ========     =======

Supplemental schedule of non-cash investing and
  financing activities:
     Assumption of debt in connection with the
       Hillsdale acquisition......................   $ 15,250     $    --
                                                     ========     =======
     Issuance of common stock.....................   $    108     $    --
                                                     ========     =======
     Conversion of convertible notes to common
       stock......................................   $     --     $  (882)
                                                     ========     =======


See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We prepared the accompanying condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries ("the Company" or "ARV") following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles ("GAAP") can be condensed or omitted. We have reclassified certain prior year data to conform to the 1998 presentation.

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, you should also read the financial statements and notes in our Form 10-K for 1997, which is on file with the SEC.

The results of operation can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships in which we have controlling interests, have been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

In preparing the financial statements conforming with GAAP, we have made estimates and assumptions that affect the following:

             * reported amounts of assets and liabilities at the date of the financial statements;
             * disclosure of contingent assets and liabilities at the date of the financial statements; and
             * reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

NEW PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized start-up or organizational costs. We plan to adopt the provisions of SOP 98-5 in the first quarter of 1999. The carrying amounts of capitalized start-up costs are approximately $1.0 million as of September 30, 1998.

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No.131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products or services), the countries in which the enterprise earns revenues and holds assets and major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Comparative information for interim periods is not required until the second year of application. The adoption of this standard is not expected to have any impact on the consolidated financial statements.

INCOME (LOSS) PER SHARE

We adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in the fourth quarter of 1997. SFAS 128 simplifies the computation of earnings per share where:

             * "basic earnings per share" generally includes only actual weighted average shares outstanding; and
             * "diluted earnings per share" includes the effect of any items that are dilutive, such as stock options and warrants.

Potentially dilutive securities are not included due to their antidilutive effect in periods reporting a net loss. The adoption of SFAS 128 did not have an impact on our financial statements.

(2) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

We guarantee indebtedness of certain affiliated partnerships as follows:

                                           (IN THOUSANDS)
Notes secured by real estate                   $16,698
Construction loans associated with the
  development and construction of
  affordable housing apartments                $31,465

The maximum aggregate amount of land and construction loans that we guarantee is $38.5 million at September 30, 1998.

The lenders may make claims under the above loan guarantees based upon the performance of the underlying assets. We have provided for such claims where reasonably estimable.

We guarantee tax credits for certain partnerships in the aggregate amount of $78.4 million, excluding interest, penalties or other charges which might be assessed against the partners.

In July 1998, we extended our $10 million revolving line of credit with Imperial Bank ("Imperial") through September 30, 1999. This line of credit has been used primarily to provide standby letters of credit for security deposits on Leased ALCs. As of September 30, 1998, we had used approximately $9.2 million of this line for such letters of credit.

At September 30, 1998, we were in violation of certain of the covenants contained in the line of credit agreement. These covenants included the minimum current ratio requirements, debt service coverage and minimum net worth. On November 10, 1998, Imperial amended the line of credit agreement to require that we provide collateral for outstanding standby letter of credit obligations. In return for this modification, Imperial removed all debt service covenants and reduced the required minimum net worth and minimum current ratio requirements through June 30, 1999, the last quarterly measurement date under the existing line of credit agreement. While there can be no assurances that we will be able to comply with these reduced financial covenant requirements, we believe that we will be able to comply with the modified covenants through maturity of the agreement.

On September 30, 1998, $8.75 million of outstanding debt became due and payable however, we are currently working with the lender to extend this debt through September 30, 1999. The entire outstanding balance is classified as a current liability in the accompanying condensed consolidated balance sheet.

LITIGATION

On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which we are the managing general partner and a majority limited partner, filed lawsuits in the Superior Court for the State of California, County of Santa Clara, seeking declaratory judgment against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). ARVP II leases the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods, which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. ARVP II seeks a determination that it is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

If the court finds against ARVP II, rent for the Campbell and Sunnyvale communities could increase significantly, which will reduce net income and cash available for distributions in the future. These rent increases would be retroactive to the beginning of the lease renewal periods.

Two other communities leased by ARVP II, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame") are owned by entities which are related to the entities that own the Campbell and Sunnyvale communities. It is not known whether the landlords of those communities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, ARVP II may be required to file a lawsuit to determine the rights under those leases.

The parties have mutually negotiated the terms of a proposed purchase agreement involving the sale of the landlord's fee interest in the four communities to ARVP II and settlement of all claims. Further, the parties have agreed to forebear from prosecuting the litigation during the pendency of the escrow. We expect that the purchase of the properties will be completed in December 1998, however, there can be no assurance that this purchase will occur. We are of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

On April 24, 1998, we were served with a lawsuit by Emeritus Corporation ("Emeritus'), which was filed in the Superior Court of California, County of Orange, alleging that share purchases on January 16, 1998 by Prometheus Assisted Living LLC triggered our Shareholder Rights Agreement. Emeritus contends that due to the alleged triggering event we are required to distribute one right per share of outstanding Company stock and that each right is exercisable for approximately 9.56 shares at a total purchase price of $70 (or approximately $7.32 per share). We believe that Emeritus' claims are meritless and we are contesting them vigorously.

On May 12, 1998, we filed a lawsuit in the Superior Court for the State of California, County of Orange, seeking to enjoin Kapson Senior Quarters Corp. ("Kapson"), a controlled affiliate of Lazard Freres Real Estate Investors LLC ("LFREI"), from acquiring Atria Communities ("Atria"), an unaffiliated competitor. Atria was also named as a defendant in the suit, as were three LFREI representatives on our Board of Directors, Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty. We alleged that LFREI was violating both its contractual and fiduciary duties to us if it allowed Kapson to proceed with the acquisition without first offering us the right to be the acquiring party and then, if we declined, obtaining our permission to consummate this acquisition.

The lawsuit also sought to enforce rights we obtained as part of a strategic alliance with LFREI with respect to existing Kapson facilities. When we previously consented to LFREI's acquisition of Kapson, the two companies signed a letter agreement that was designed to make available to our shareholders some of the potential benefits of the Kapson acquisition. Thus, under its agreement, LFREI was obligated to negotiate in good faith with us to identify commercially reasonable terms on which we will lease or manage the existing Kapson facilities. However, since LFREI's acquisition of Kapson, we alleged, LFREI has failed to negotiate in good faith. On July 30, 1998, our compliant was amended to add Lazard Freres as a party and to include allegations of fraud against Lazard, LFREI and Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty.

On June 9, 1998, LFREI filed a cross-complaint against us, alleging that our preliminary communications with several potential sources of capital to assist us in financing the acquisition of Atria in the event that LFREI honored our right of first offer or was ordered to do so by the court constituted an early termination event under the Amended and Restated Stockholders Agreement dated as of October 29, 1997, by and among LFREI, Prometheus Assisted Living LLC and us (the "Amended Stockholders Agreement"). LFREI also contended that certain standstill provisions under the Amended Stockholders Agreement have terminated.

On August 14, 1998, the Judge in the trial ruled from the bench against us and in favor of all defendants on LFREI's motion for judgment on all of our causes of action. LFREI's cross-complaint has not yet been ruled upon, however, a court hearing on the matter is scheduled for November 16, 1998. At or following the hearing, the Judge is expected to rule on the language proposed by the parties for its formal ruling on the outcome of the trial. We will then review the Judge's formal ruling to assess whether to seek an appeal.

Since the nature of litigation is that results cannot be predicted with certainty, there can be no assurance we will prevail in any of the foregoing litigation actions.

We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

(3) ACQUISITIONS

On February 12, 1998, we announced that we had entered into three purchase and sale agreements for $88 million to purchase interests in 13 senior housing communities, including a skilled nursing component in one community, located in California. The communities acquired are as follows:

                                                                         DATE
COMMUNITY                                   LOCATION        UNITS      ACQUIRED
---------                                   --------        -----      --------
OWNED
Golden Creek Inn............................Irvine, CA        123    April 16, 1998
Hillcrest Inn...............................Thousand          137    April 16, 1998
                                            Oaks, CA
Rossmore House..............................Los Angeles,      157    May 4, 1998
                                            CA
The Berkshire...............................Berkley, CA        81    May 12, 1998
Encino Hills Terrace........................Encino, CA         76    July 7, 1998
                                                           ------
    Total owned..............................                 574
                                                           ------
LEASED
Willow Glen Villa...........................San Jose, CA      188    May 18, 1998
Hillsdale Manor Retirement Center (a).......San Mateo, CA     159    July 2, 1998
                                                           ------
    Total Owned..............................                 347
                                                           ------
MANAGED
Sterling Court (b)..........................San Mateo, CA     149    April 16, 1998
Palo Alto Commons...........................Palo Alto, CA     143    April 16, 1998
San Carlos Retirement Center................San Carlos, CA     85    April 16, 1998
The Altenheim...............................Oakland, CA       138    April 16, 1998
                                                           ------
    Total Managed............................                 515
                                                           ------
    Total....................................               1,436
                                                           ======

(a)  Includes a skilled nursing center.

(b) In addition, we acquired a twenty percent (20%) general partnership interest in WHW Associates. WHW Associates is a fifty percent (50%) general partner of Fifty Peninsula Partners, a California limited partnership, which owns Sterling Court.

As of September 30, 1998, we had approximately $4.5 million in escrow to be refunded in connection with, among other items, two management contracts which we will not purchase. For the above transactions, we paid approximately $68.3 million of the purchase prices from cash on hand and assumed $15.25 million of existing mortgage financing. The terms of the loans are as follows:

            * secured by Golden Creek Inn ($2.25 million) and Hillcrest Inn ($13.0 million);
            * interest at LIBOR plus 2.50% (Golden Creek Inn) and LIBOR plus 2.25% (Hillcrest Inn);
            *  monthly payments of interest only until August 1998 (Golden Creek
               Inn) and October 1998 (Hillcrest Inn);
            * thereafter, monthly payments of principal and interest based upon a 25-year amortization schedule; and
            * outstanding balance of the loans plus all accrued and unpaid interest is due and payable in 2002.

The purchase price paid in excess of the fair value of identifiable assets for the owned and leased communities acquired aggregated approximately $24.1 million and is being amortized over the life of the related assets of 35 years.

The pro forma effect of the above acquisitions, assuming that the transactions occurred on January 1, 1998, is as follows (dollars in thousands, except per share amounts):


                                          FOR THE
                                       THREE MONTHS    FOR THE NINE
                                           ENDED       MONTHS ENDED
                                       SEPTEMBER 30,   SEPTEMBER 30,
                                           1998            1998
                                           ----            ----
Revenues............................     $34,908         $ 98,321
Net loss............................      (5,605)         (12,374)

Basic  and  diluted  loss per  common
share...............................     $ (0.35)        $ (0.78)

(4) SUBSEQUENT EVENTS/LIQUIDITY

Effective October 1, 1998, the owners of Palo Alto Commons elected to terminate our management contract in order to manage the community themselves. As a condition to terminating the contract, we will receive a termination payment equal to six months of base management fees of approximately $133,000. We do not anticipate any write-off associated with this event.

In October 1998, we entered into a joint venture agreement with Omnicare, Inc., under which network pharmacy and related clinical information services will be provided for the residents of our assisted living communities ("ALCs"). The agreement is for a three-year term and the joint venture began providing services during the fourth quarter of 1998.

On November 10, 1998, we closed on two joint ventures with a subsidiary of Alex. Brown Realty, Inc., and Vintage Senior Housing, an unaffiliated developer, to finance the renovation of and manage two existing ALCs. We expect to close on joint ventures with the same parties to finance the renovation of one additional ALC and the construction of four ALCs. As of November 13, 1998, we have received a return of Equity of approximately $6.4 million of previously invested funds.

Included in other assets are approximately $1.3 million of fees incurred during the quarter ended September 30, 1998 as part of a proposed discretionary refinancing of eight ALCs held by majority owned entities. These fees consist of $1.0 million of interest rate lock fees and $0.3 million of loan commitment fees. Subsequent to September 30, 1998, PRN Mortgage Capital LLC ("PRN"), the lender that was providing the financing, informed us that the commitment to provide a fixed rate financing was being revoked due to adverse market conditions.

ContiFinancial Services Corporation ("Conti"), an approximate 30% owner of PRN who provides credit enhancement to PRN, terminated the underlying contract for the interest rate lock. Representatives of Conti cited adverse conditions in the commercial mortgage backed securities markets as its reason for terminating the contract. In conjunction with the termination, Conti advised us that they would return $0.4 million of the rate lock fees. It is our belief that our majority owned entities are entitled to a full and complete return of the rate lock fees we have paid. We, on behalf of our majority owned entities, intend to vigorously pursue a return of all fees, and will seek legal recourse if necessary.

Currently, we are working with PRN to obtain an alternative financing on terms and conditions acceptable to all parties. While there can be no assurances that such financing will be available on terms and conditions acceptable to our affiliated partnerships and us it is to our belief that such alternative financing will be obtained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

This 10-Q report contains forward-looking statements, including statements regarding, among other items:


            *  our business strategy;
            *  our liquidity requirements and ability to obtain financing;
            *  the impact of future acquisitions and developments;
            *  the level of future capital expenditures;
            *  the impact of inflation and changing prices;
            *  the outcome of certain litigation matters; and
            *  the impact of Year 2000 Issues.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

            *  access to capital necessary for acquisitions and development;
            *  our ability to sustain and manage growth;
            *  the successful integration of ALCs into our portfolio;
            *  governmental regulations;
            *  competition;
            *  and other risks associated with the assisted living industry.

Although we believe we have the resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurances that events anticipated by these forward-looking statements will in fact transpire as expected.

OVERVIEW

As of September 30, 1998, we operate 63 ALCs containing 7,848 units, including three owned by a limited partnership for which we serve as the managing general partner and community manager (an "Affiliated Partnership"). Of the remaining 60 communities, we lease 37 communities pursuant to long-term operating leases ("Leased ALCs"), 19 communities are owned ("Owned ALCs") and four communities are managed for unrelated parties ("Managed ALCs"). We also operate one skilled nursing facility, which is part of a Leased ALC.

As of September 30, 1998, we had the following projects under construction:

                                         ANTICIPATED   ANTICIPATED
                             LOCATION    # OF UNITS      OPENING

The Lakes               Fort Myers, FL       148        4th Quarter 1998
Sutton Terrace          Las Vegas, NV        142        4th Quarter 1998
                                             ---
      Total units under construction         290
                                             ===

We anticipate that the schedule set forth above can be met, although there can be no assurance in this regard. Construction is subject to numerous risks, which could cause delays or the abandonment of a project or projects.

Since we began operation of ALCs for our own account in April 1994, we have embarked upon an expansion strategy that achieved significant growth in revenue primarily from the acquisition of ALCs. We have focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they "age in place."

We have developed, acquired for our own account or entered into long-term operating leases for 56 ALCs totaling 6,954 units (88.6% of our portfolio of 7,848 units as of September 30, 1998). Of the owned and leased ALCs operated for our own account as of September 30, 1998:

             * 24 communities (2,453 units) were previously owned or operated by Affiliated Partnerships;
             * 25 communities (3,702 units) were acquired from third party owners;
             *  and seven communities (799 units) were developed.

In August 1996, through our wholly owned subsidiary, ARV Health Care, Inc., we acquired SynCare, Inc., a physical, speech and occupational therapy provider, in a stock-for-stock merger. SynCare, Inc. was the holding company of three corporations, which engaged in business under the name GeriCare ("GeriCare").

Partnerships affiliated with us have acquired or developed market rate senior apartments as well as affordable senior and multifamily apartment communities (the "Apartment Group"), using the sale of tax credits under a Federal low-income housing tax credit program (the "Federal Tax Credit Program") to generate the equity funding for development.

As part of our strategic plan, our management and the Board of Directors determined that GeriCare and the Apartment Group were not part of our core business, and, in the fourth quarter of 1997, adopted a plan for disposing of both lines of business. We discontinued the operations of GeriCare during the first quarter of 1998. In order to continue to provide rehabilitation therapy services to our residents, we entered into a strategic alliance with NovaCare, Inc., a national leader in physical rehabilitation services. Under the terms of the agreement, NovaCare, Inc. leases space in those of our ALCs in which it provides therapy services.

In addition to our strategic alliance with NovaCare, Inc., we entered into a joint venture agreement with Omnicare, Inc., under which network pharmacy and related clinical information services are provided for the residents of our ALCs. The agreement is for a three-year term and the joint venture began providing services during the fourth quarter of 1998.

On August. 16, 1998, we signed an agreement with Dominium Acquisitions LLC for the sale of our partnership interests in 11 low-income tax credit apartment communities. More than 1,100 multifamily apartment units, or about half of the Apartment Group, are involved in the sale. We anticipate the final closing for several of our apartment interests to occur by the end of the year. The sale is subject to certain conditions, including but not limited to obtaining consents of the co-general partners, limited partners and lenders, and the termination and/or assignment of certain third-party financing arrangements. There can be no assurance that any or all of the transactions will be completed. These properties are included in our group of assets classified as discontinued operations. Our existing reserves related to these properties are expected to be adequate to cover all costs associated with the sale.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth a comparison of the three months ended September 30, 1998 ("the 1998 Quarter") and the three months ended September 30, 1997 ("the 1997 Quarter").

                                                 FOR THE THREE
 (DOLLARS IN MILLIONS)                            MONTHS ENDED
                                                  SEPTEMBER 30,  INCREASE/
                                                1998       1997  (DECREASE)
                                               ------    ------  ----------
 Revenue:
   Assisted living community revenue........   $ 34.5    $ 25.6     34.8%
   Management fees from affiliates and
     others.................................      0.4       0.1    246.8%
                                               ------    ------   ------
           Total revenue....................     34.9      25.7     35.8%
                                               ------    ------   ------
 Operating expenses:
   Assisted living community operating
     expense................................     22.3      16.8     32.7%
   Assisted living community lease expense..      7.4       5.3     39.8%
   General and administrative...............      6.6       4.7     37.8%
   Depreciation and amortization............      2.6       1.7     56.3%
                                               ------    ------   ------
           Total operating expenses.........     38.9      28.5     36.4%
                                               ------    ------   ------
 Loss from operations.......................     (4.0)     (2.8)    44.4%
 Other income (expense):
   Interest income..........................      0.1       0.4    (65.9%)
   Other income, net........................      0.2       0.1     56.8%
   Interest expense.........................     (1.6)     (1.3)    17.4%
                                               ------    ------   ------
           Total other expense..............     (1.3)     (0.8)    51.8%
                                               ------    ------   ------
 Loss from continuing operations before
 minority interest in income of majority
 owned entities and discontinued operations.     (5.3)     (3.6)    46.1%
 Minority interest in income of majority..        0.3       0.1    213.6%
                                               ------    ------   ------
 owned entities.............................
 Loss from continuing operations............     (5.6)     (3.7)    50.4%
 Loss from operations of discontinued
   operations...............................       --       (0.4) (100.0%)
                                               ------    -------- ------

           Net loss.........................   $ (5.6)   $  (4.1)   37.4%
                                               ======    =======  ======


The increase in assisted living community revenue is attributable to the following:

            *  the acquisition of seven Owned and LeasedALCs;
            *  the opening of four Leased ALCs;
            * the increase in average occupancy for all of our Owned and Leased ALCs to 86.4% for the 1998 Quarter as compared to 84.5% for the 1997 Quarter; and
            * the increase in average occupancy for same communities to 89.5% for the 1998 Quarter as compared to 87.2% for the 1997 Quarter. Same community revenue increased 9.9% for the 1998 Quarter as compared to the 1997 Quarter.

Management fees from affiliates and others increased due to the increased number of management contracts to seven in 1998 from three in 1997.

Assisted living community operating expense increased due to the following:

             *  the acquisition of seven Owned and Leased ALCs;
             *  the opening of four Leased ALCs;
             * staffing requirements related to increased assisted living services provided;
             *  and increased wages of staff.

The increase in assisted living community lease expense is primarily due to the acquisition of two Leased ALCs and the opening of four Leased ALCs.

General and administrative expenses increased due to the following:

            * expenses incurred in connection with the lawsuit with Kapson and LFREI ($0.9 million);
            * severance payments related to our management reorganization ($0.7 million);
            *  investment banking fees ($0.6 million);
            * additional staffing necessary to accommodate the increased operations in 1998; offset by
            * a decrease in compensation expense related to a severance payment made to the former Chief Executive Officer during 1997.

Depreciation and amortization expenses increased due to the acquisition of seven Owned and Leased ALCs and the opening of four Leased ALCs during 1998.

Interest income decreased due to lower average cash balances carried by us during the 1998 Quarter as compared to the 1997 Quarter.

Other income remained constant for the 1998 Quarter as compared to the 1997 Quarter.

Interest expense increased due to additional debt assumed in connection with the acquisition of two Owned ALCs.

Minority interest increased because in the 1997 Quarter we allocated losses from a limited liability corporation ("LLC") to the minority owner. We sold our interest in the LLC in December 1997.

Loss from discontinued operations decreased as all expected future operating costs for our discontinued operations were recorded in 1997. No additional costs have been incurred during 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth a comparison of the nine months ended September 30, 1998 ("the 1998 Nine Month Period") and the nine months ended September 30, 1997 ("the 1997 Nine Month Period").

                                                    FOR THE NINE
    (DOLLARS IN MILLIONS)                           MONTHS ENDED
                                                    SEPTEMBER 30,    INCREASE/
                                                    1998       1997  (DECREASE)
                                                  --------   ------- ----------
    Revenue:
      Assisted living community revenue........   $   92.4   $  73.2    26.2%
      Management fees from affiliates and
        others.................................        0.9       0.4   131.7%
                                                  --------   -------  ------
              Total revenue....................       93.3      73.6    26.7%
                                                  --------   -------  ------
    Operating expenses:
      Assisted living community operating
        expense................................       58.0      46.3    25.4%
      Assisted living community lease expense..       19.0      14.4    32.6%
      General and administrative...............       19.2      10.7    79.5%
      Depreciation and amortization............        6.7       4.5    45.6%
                                                  --------   -------  ------
              Total operating expenses.........      102.9      75.9    35.6%
                                                  --------   -------  ------
    Loss from operations.......................       (9.6)     (2.3)  318.5%
    Other income (expense):
      Interest income..........................        1.8       0.7   174.0%
      Other income, net........................        0.3       0.7   (57.8%)
      Interest expense.........................       (4.4)     (4.1)    8.9%
                                                  --------  --------  ------
              Total other expense..............       (2.3)     (2.7)  (13.8%)
                                                  --------  --------  -------
    Loss from continuing  operations before
       income taxes............................      (11.9)     (5.0)  139.7%
    Income tax expense (benefit)...............        0.1      (0.6)  109.6%
                                                  --------  --------  -------
    Loss from continuing operations before
      minority interest in income of majority
      owned entities and
      discontinued operations..................      (12.0)     (4.4)  170.2%
    Minority interest in income of majority
      owned entities...........................        1.1       0.9    21.3%
                                                  --------  --------  ------
    Loss from continuing operations............      (13.1)     (5.3)  145.0%
    Loss from operations of discontinued
      operations...............................         --      (2.2) (100.0%)
                                                  --------   -------  ------
              Net loss.........................   $  (13.1)  $  (7.5)   73.6%
                                                  ========   =======  ======

The increase in assisted living community revenue is attributable to following:

            *  the acquisition of seven Owned and Leased ALCs;
            *  the opening of four Leased ALCs;
            * the increase in average occupancy for all of our Owned and Leased ALCs to 85.8% for the 1998 Nine Month Period as compared to 85.0% for the 1997 Nine Month Period; and
            * the increase in average occupancy for same communities to 88.7% for the 1998 Nine Month Period as compared to 86.6% for the 1997 Nine Month Period. Same community revenue increased 10.8% for the 1998 Nine Month Period as compared to the 1997 Nine Month Period.

Management fees from affiliates and others increased due to the increased number of management contracts to seven in 1998 from three in 1997.

Assisted living community operating expense increased due to the following:

            *  the acquisition of seven Owned and Leased ALCs;
            *  the opening of four additional ALCs;
            * staffing requirements related to increased assisted living services provided; and
            *  increased wages of staff.

The increase in assisted living community lease expense is primarily due to the acquisition of two Leased ALCs and the opening of four Leased ALCs.

General and administrative expenses increased due to the following:

            * expenses incurred in connection with the lawsuit with Kapson and LFREI ($1.8 million);
            * expenses incurred in connection with our successful battle against the hostile tender offer of Emeritus ($1.6 million);
            * severance payments and recruiting fees related to our management reorganization ($1.7 million);
            *  investment banking fees ($1.1 million);
            * additional staffing necessary to accommodate the increased operations in 1998; offset by
            * a decrease in compensation expense related to a severance payment made to the former Chief Executive Officer during 1997.

Depreciation and amortization expenses increased due to the acquisition of seven Owned and Leased ALCs and the opening of four Leased ALCs during 1998.

Interest income increased due to higher average cash balances carried by us during the 1998 Nine Month Period. The higher average cash balance was the result of the issuance of $60 million convertible in subordinated notes to Prometheus Assisted Living on October 30, 1997.

Other income decreased as a result of development and other equity in income recorded in the 1997 Nine Month Period which did not exist in the 1998 Nine Month Period.

Interest expense increased due to additional debt assumed in connection with the acquisition of two Owned ALCs.

Income tax benefit decreased because we did not record any income tax benefit for losses generated during the 1998 Nine Month Period.

Minority interest increased because in the 1997 Nine Month Period we allocated losses from an LLC to the minority owner. We sold our interest in the LLC in December 1997.

Loss from discontinued operations decreased as all expected future operating costs for our discontinued operations were recorded in 1997. No additional costs have been incurred during 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $5.2 million and $102.8 million at September 30, 1998 and December 31, 1997, respectively.

Working capital decreased to $(7.5) million as of September 30, 1998 compared to working capital of $75.3 million at December 31, 1997. The decrease was due primarily to cash used in the acquisition of five Owned ALCs, two Leased ALCs and four Managed ALCs during the 1998 Nine Month Period.

Cash used in operating activities was $11.4 million for the Nine Month Period, compared to $9.9 million for 1997 Nine Month Period. The primary components of cash used in operating activities were:

            *  a net loss of $13.1 million;
            *  $2.9 million of increases in other assets;
            * $3.2 million of cash used in operations of discontinued operations;
            * offset by a non-cash charges of $6.7 million for depreciation and amortization and $1.1 million in other non-cash charges.

Cash used in investing activities was $85.7 million for the 1998 Nine Month Period, compared to $0.3 million for 1997 Nine Month Period. The primary components of cash used in investing activities were:

            * $70.7 million related to the acquisition of interests in Owned ALCs, Leased ALCs, Managed ALCs and partnership interests;
            *  $4.4 million in escrow deposits;
            *  $8.4 million of purchases of property, furniture and equipment;
            * $1.7 million in costs related to other non-current assets and deferred project costs; and $0.5 million for increases in Leased ALCs security deposits.

Net cash used in financing activities was $0.4 million for the 1998 Nine Month Period, compared to net cash provided by financing activities of $25.9 million for the 1997 Nine Month Period. The primary components of cash used in financing activities were:

            * $2.6 million of issuance costs associated with the conversion of subordinated notes;
            * $1.3 million of interest rate lock fees paid in connection with a proposed refinancing;
            *  $0.5 million for repayments of notes payable;
            *  $0.6 million for distributions paid from majority owned partnerships to the minority unit holders; offset by
            *  $4.4 million of additional borrowings on notes payable;
            *  $0.2 million of proceeds from the issuance of common stock.

In July 1998, we exercised our option to borrow the remaining unfunded balance of an existing mortgage totaling approximately $4.4 million.

In July 1998, our Board of Directors approved the refinancing of eleven communities held by a majority owned entities. The purpose of the refinancing was to take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market and provide a return of equity to the limited partners and us by borrowing against the increased value of these properties. Additionally, four of the eleven communities are currently operated pursuant to long term operating leases. The financing would allow our majority owned entities to purchase the communities from their owners. Our consolidated long-term debt on these communities would increase to approximately $51.6 million (including $14.8 million incurred for the purchase of the four communities) from $9.1 million as a result of this refinancing.

In conjunction with this financing, our majority owned entities had paid approximately $1.3 million of fees for an interest rate lock and loan commitment fees. These fees consist of $1 million of interest rate lock fees and $0.3 million of loan commitment fees. Subsequent to quarter end, PRN Mortgage Capital LLC ("PRN"), the lender that was providing the financing, informed us that the commitment to provide a fixed rate financing was being revoked due to adverse market conditions in the commercial mortgage backed security market.

Currently, we are working with PRN to obtain an alternative financing on terms and conditions acceptable to all parties. We are also working to obtain a refund of all fees paid for the rate lock financing commitment. Although there can be no assurance that such financing will be available on terms and conditions acceptable to us, and the majority owned entities, it is our belief that such alternative financing will be obtained. furthermore, while there can be no assurances that all of the rate lock and commitment fees will be returned, we will vigorously pursue a return of all fees on behalf of the majority owned entities, and will seek legal recourse if necessary.

On September 30, 1998, $8.75 million of outstanding debt became due and payable however, we are currently working with the lender to extend this debt through September 30, 1999. The entire outstanding balance is classified as a current liability in the accompanying condensed consolidated balance sheet.

On November 10, 1998, we closed on two joint ventures with a subsidiary of Alex. Brown Realty, Inc., and Vintage Senior Housing, an unaffiliated developer, to finance the renovation of and manage two existing ALCs. We expect to close on joint ventures with the same parties to finance the renovation of one additional ALC and the construction of four ALCs. As of November 13, 1998, we have received a return of equity of approximately $6.4 million of previously invested funds.

In July 1998, we extended our $10 million revolving line of credit with Imperial Bank ("Imperial") through September 30, 1999. This line of credit has been used primarily to provide standby letters of credit for security deposits on Leased ALCs. As of September 30, 1998, we had used approximately $9.2 million of this line for such letters of credit.

At September 30, 1998, we were in violation of certain of the covenants contained in the line of credit agreement. These covenants included the minimum current ratio requirements, debt service coverage and minimum net worth. On November 10, 1998, Imperial amended the line of credit agreement to require that we provide collateral for outstanding standby letter of credit obligations. In return for this modification, Imperial removed all debt service covenants and reduced the required minimum net worth and minimum current ratio requirements through June 30, 1999, the last quarterly measurement date under the existing line of credit agreement. While there can be no assurances that we will be able to comply with these reduced financial covenant requirements, we believe that it will be able to comply with the modified covenants through maturity of the agreement.

Our capital requirements include acquisition and rehabilitation costs of ALCs, security deposits on Leased ALCs, ALC pre-development costs, initial operating costs of newly developed ALCs, payment of interest, owner's equity contributions in connection with certain partnerships in the Apartment Group financed under the Federal Tax Credit Program, and working capital. We have discontinued our activities with respect to developments under the Federal Tax Credit Program and, accordingly, expect that our future outlays for existing developments will diminish. We do not currently generate sufficient cash from operations to fund our recurring working capital requirements, primarily as a result of initial operating costs of newly developed ALCs and recent losses from operations. As a result of our ability to issue common stock and our proposed financing arrangements, we believe that we have sufficient capital to meet our requirements in the near term. However, we anticipate that it may be necessary to obtain additional financing in order to continue our aggressive growth strategy and there can be no assurances that we will be able to issue common stock or obtain financing on favorable terms.

Pursuant to the terms of our development and property management agreements for certain partnerships, we have provided certain guarantees for the benefit of these partnerships. Among these guarantees are operating deficit, tax credit and financing guarantees. To the extent that the operations of certain tax credit partnerships do not improve prior to the maturity of the existing construction financing, we may be required to fund additional amounts under the terms of our financing guarantees. We have established a provision for the estimated funding of obligations under our financing guarantees. Actual funding could differ from those estimates.

YEAR 2000 ISSUE

Certain computer programs utilized by us were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this were to occur with any of our computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities.

Unrelated to the Year 2000 Issue, we intend to replace substantially all of our accounting information systems software during 1999. We believe that with the conversion to the new accounting software, the Year 2000 Issue will not pose significant business or operating issues.

We are assessing our remaining software and other equipment to determine whether any existing programs or equipment will have to be modified or replaced so that our computer systems will function properly with respect to dates in the year 2000 and thereafter. This assessment will be completed during the second quarter of 1999.

We have initiated communications with the third-party providers of certain of our administrative services, as well as our significant suppliers of services and products to determine the extent to which we are vulnerable to those parties' failures to remediate their own Year 2000 Issues. We completed our evaluation of those suppliers during the third quarter of 1998. We do not presently believe that third party Year 2000 issues will have a material adverse effect on us. However, there can be no guarantee that the systems of other companies on which our operations or systems rely will be timely remedied or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on us.

We expect to successfully implement the changes necessary to address our Year 2000 Issues, and do not believe that the cost of such actions will have a material adverse effect on our financial position, results of operations or liquidity. We anticipate that the cost of assessing the Year 2000 Issue will range from $100,000 to $360,000. We are currently unable to assess the costs to remediate any Year 2000 Issues that may result from the assessment. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and our inability to implement such changes could have a material adverse effect on our business, operating results, and financial condition.

We intend to determine if contingency plans are needed for any aspect of our business with respect to Year 2000 Issues (including most reasonably likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the first quarter of 1999.

IMPACT OF INFLATION AND CHANGING PRICES

Operating revenue from ALCs and management fees from apartment communities we operate are our primary sources of revenue. These properties are affected by rental rates that are highly dependent upon market conditions and the competitive environments where the facilities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance we will be able to continue to do so, we have been able historically to offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue; however, those increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which we are the managing general partner and a majority limited partner, filed lawsuits in the Superior Court for the State of California, County of Santa Clara, seeking declaratory judgment against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). ARVP II leases the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute has arisen as to the amount of rent due during the 10-year lease renewal periods, which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. ARVP II seeks a determination that it is not required to pay any higher rent during the 10-year renewal periods than during the original 20-year lease terms.

If the court finds against ARVP II, rent for the Campbell and Sunnyvale communities could increase significantly, which will reduce net income and cash available for distributions in the future. These rent increases would be retroactive to the beginning of the lease renewal periods.

Two other communities leased by ARVP II, the Retirement Inn of Fremont ("Fremont") and the Retirement Inn at Burlingame ("Burlingame") are owned by entities which are related to the entities that own the Campbell and Sunnyvale communities. It is not known whether the landlords of those communities will dispute the amount of rent due during the renewal periods which began January 1997 for Fremont and August 1997 for Burlingame. If so, ARVP II may be required to file a lawsuit to determine the rights under those leases.

The parties have mutually negotiated the terms of a proposed purchase agreement involving the sale of the landlord's fee interest in the four communities to ARVP II and settlement of all claims. Further, the parties have agreed to forebear from prosecuting the litigation during the pendency of the escrow. We expect that the purchase of the properties will be completed in December 1998, however, there can be no assurance that this purchase will occur. We are of the opinion, based in part upon opinions of legal counsel, that an adverse outcome is unlikely.

On April 24, 1998, we were served with a lawsuit by Emeritus Corporation ("Emeritus'), which was filed in the Superior Court of California, County of Orange, alleging that share purchases on January 16, 1998 by Prometheus Assisted Living LLC triggered our Shareholder Rights Agreement. Emeritus contends that due to the alleged triggering event we are required to distribute one right per share of outstanding Company stock and that each right is exercisable for approximately 9.56 shares at a total purchase price of $70 (or approximately $7.32 per share). We believe that Emeritus' claims are meritless and we are contesting them vigorously.

On May 12, 1998, we filed a lawsuit in the Superior Court for the State of California, County of Orange, seeking to enjoin Kapson Senior Quarters Corp. ("Kapson"), a controlled affiliate of Lazard Freres Real Estate Investors LLC ("LFREI") from acquiring Atria Communities ("Atria"), an unaffiliated competitor. Atria was also named as a defendant in the suit, as were three LFREI representatives on our Board of Directors, Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty. We alleged that LFREI was violating both its contractual and fiduciary duties to us if it allowed Kapson to proceed with the acquisition without first offering us the right to be the acquiring party and then, if we declined, obtaining our permission to consummate this acquisition.

The lawsuit also sought to enforce rights we obtained as part of a strategic alliance with LFREI with respect to existing Kapson facilities. When we previously consented to LFREI's acquisition of Kapson, the two companies signed a letter agreement that was designed to make available to our shareholders some of the potential benefits of the Kapson acquisition. Thus, under its agreement, LFREI was obligated to negotiate in good faith with us to identify commercially reasonable terms on which we will lease or manage the existing Kapson facilities. However, since LFREI's acquisition of Kapson, we alleged, LFREI has failed to negotiate in good faith. On July 30, 1998, our compliant was amended to add Lazard Freres as a party to include allegations of fraud against Lazard, LFREI and Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty.

On June 9, 1998, LFREI filed a cross-complaint against us, alleging that our preliminary communications with several potential sources of capital to assist us in financing the acquisition of Atria in the event that LFREI honored our right of first offer or was ordered to do so by the court constituted an early termination event under the Amended and Restated Stockholders Agreement dated as of October 29, 1997, by and among LFREI, Prometheus Assisted Living LLC and us (the "Amended Stockholders Agreement"). LFREI also contended that certain standstill provisions under the Amended Stockholders Agreement have terminated.

On August 14, 1998, the Judge in the trial ruled from the bench against us and in favor of all defendants on LFREI's motion for judgment on all of our causes of action. LFREI's cross-complaint has not yet been ruled upon, however, a court hearing on the matter is scheduled for November 16, 1998. At or following the hearing, the Judge is expected to rule on the language proposed by the parties for its formal ruling on the outcome of the trial. We will then review the Judge's formal ruling to assess whether to seek an appeal.

Since the nature of litigation is that results cannot be predicted with certainty, there can be no assurance we will prevail in any of the foregoing litigation actions.

We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    15           Independent Accountants' Review Report dated November 13, 1998
    27           Financial Data Schedule

 (b)    REPORTS ON FORM 8-K

We filed the following reports with the SEC on Form 8-K during the quarter ended September 30, 1998:

Our current report on Form 8-K filed with the SEC on July 17, 1998, which reported under Item 2, the purchase of an assisted living community, rights under a lease agreement and related documentation for an assisted living community and convalescent home from The Hillsdale Group L.P., an unrelated third party.

Our current report on Form 8-K/A filed with the SEC on July 20, 1998 (amending our Form 8-K dated May 4, 1998), including, under Item 7, the audited financial statements of Golden Creek Inn, Hillcrest Inn, Berkshire, Encino Hills Terrace, Willow Glen Villa and Hillsdale Manor Retirement and Convalescent Home (collectively the "Assisted Living Group"), as of March 31, 1998, as required by this item for businesses acquired.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ARV ASSISTED LIVING, INC.,
                                              A Delaware Corporation


                                              By: /s/ Howard G. Phanstiel
                                              ----------------------------------
                                              Howard G. Phanstiel
                                              Chief Executive Officer and
                                              Chairman of the Board
                                              (Duly authorized officer)

                                              Date: November 13, 1998


                                              By: /s/ Paul Kuliev
                                              ----------------------------------
                                              Paul Kuliev
                                              Vice President, Controller
                                              (Duly authorized officer)

                                              Date: November 13, 1998

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER      DESCRIPTION
    -------      -----------

       15        Independent Accountants' Review Report dated November 13, 1998
       27        Financial Data Schedule