Form 10-K405
period 1998-12-31
ARV ASSISTED LIVING INC
filed 1999-03-31
CIK 949322

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER: 0-26980

                                ----------------

                            ARV ASSISTED LIVING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                       33-0160968
(STATE OR OTHER JURISDICTION OF INCORPORATION    (I.R.S. EMPLOYER IDENTIFICATION NO.)
           OR ORGANIZATION)

        245 FISCHER AVENUE, SUITE D-1                            92626
           COSTA MESA, CALIFORNIA                              (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                ----------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           TITLE OF CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
    --------------------------         -----------------------------------------
    COMMON STOCK, NO PAR VALUE                  AMERICAN STOCK EXCHANGE

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of March 25, 1999, the aggregate market value of the voting stock held by non-affiliates of registrant was $25,309,832 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of March 25, 1999 was 15,873,498.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portion of Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

================================================================================

                            ARV ASSISTED LIVING, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1:  Business                                                              1
Item 2:  Properties                                                           16
Item 3:  Legal Proceedings                                                    18
Item 4:  Submission of Matters to a Vote of Security Holders                  19

                                     PART II

Item 5:  Market for Registrant's Common Equity and Related Shareholder
         Matters                                                              20
Item 6:  Selected Financial Data                                              21
Item 7:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                22
Item 7a: Quantitative and Qualitative Disclosures About Market Risk           30
Item 8:  Financial Statements and Supplementary Data                          30
Item 9:  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             30

                                    PART III

Item 10: Directors and Executive Officers of the Registrant                   31
Item 11: Executive Compensation                                               31
Item 12: Security Ownership of Certain Beneficial Owners and Management       31
Item 13: Certain Relationships and Related Transactions                       31

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K     32

                                     PART I

ITEM 1. BUSINESS

GENERAL

     ARV Assisted Living, Inc. ("ARV" or the "Company") is one of the largest operators of licensed assisted living communities ("ALCs") in the United States. We are a fully integrated provider of assisted living accommodations and services that operates, acquires and develops ALCs. We have been continuously involved in the housing business for more than 20 years. Our operating objective is to provide high quality, personalized assisted living services to senior residents in a cost-effective manner, while maintaining residents' independence, dignity and quality of life. ALCs offer a combination of housing, personalized support services and health care in a non-institutional setting. They are designed to respond to the individual needs of elderly residents who require assistance with certain activities of daily living, but who do not require the intensive nursing care provided in a skilled nursing facility.

     We implemented a plan to expand our operations through the acquisition and development of new ALCs. To this end, we expanded our operations through acquisitions in California, Ohio, Florida, Indiana, Michigan, Arizona and Virginia, and have developed or are in the process of constructing new ALCs in California, Florida, Texas, New Mexico, Indiana, Massachusetts, Nevada, Colorado, Rhode Island and Connecticut. At December 31, 1998, we operated 63 ALCs containing 7,944 units. Of the 63 ALCs, we owned 16, leased 39, and managed
8. Subsequent to December 31, 1998, ARVP II, LLC a wholly owned subsidiary of American Retirement Villas Properties II, of which we are managing general partner and a majority limited partner, purchased four ALCs formerly leased by the partnership. In addition, we have 7 ALCs under construction and development that are expected to contain approximately 923 units.

     Owned ALCs are owned by us directly, or by affiliated limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager in which we have a majority ownership interest ("Affiliated Partnerships"). Leased ALCs are operated under long-term operating leases for our own account or for Affiliated Partnerships in which we have a majority ownership interest. Managed ALCs are operated by us on behalf of an affiliated partnership (in which we do not have a majority ownership), joint ventures or an unrelated third party. This blend of ownership allowed us to fund our growth in a more balanced, efficient manner.

     We have used lease and mortgage financing with health care real estate investment trusts ("REITs"), private companies, commercial banks and a convertible subordinated debt issuance to facilitate our growth strategy. We intend to enhance our existing portfolio of assets by increasing the percentage of communities that we own. We also plan to divest ALCs that do not meet our financial objectives or geographic clustering strategy. Our primary geographic focus is California. In December 1998, our Board of Directors decided to sell the five owned ALCs located outside of California. As of March 18, 1999, we entered into purchase and sale agreements for these properties for approximately $32.3 million and on March 30, 1999, we completed the sale of three of five properties, with the remaining two properties anticipated to close during the second and third quarters of 1999.

     We intend to continue our focus on "private-pay" residents, who pay for our services from their own funds or through private insurance. Currently, approximately 98% of our ALC revenue comes from private-pay residents, while the remaining 2% of ALC revenue comes from residents participating in the Supplemental Security Income ("SSI") program. Certain states have enacted legislation enabling ALCs to receive Medicaid funding similar to funding generally provided to skilled nursing facilities. However, we do not try to attract residents with Medicaid funding since it is insufficient to cover the cost of our accommodations and services.

     Our ALCs provide residents with accommodations, basic care services and assisted living services. Our residents average 85 years of age and often require assistance with certain activities of daily living. We provide our residents with private or semi-private rooms or suites, meals in a communal setting, housekeeping, linen and laundry services, activities programs, utilities, and transportation in a van or minibus. For an additional cost, we also provide assisted living services to residents who require help with other activities of daily living, such as bathing, grooming, dressing, personal hygiene and escort services to meals and activities.

     Further, each ALC offers a Wellness Program that arranges for professional care providers to deliver certain health care services to our residents that our ALCs are not licensed or equipped to provide. We formed a strategic alliance in 1998 with NovaCare, Inc. a nationwide provider of rehabilitation services, to deliver physical rehabilitation services to our residents on-site. Also in 1998, we formed a joint venture with Omnicare, Inc., a leading provider of network pharmacy and related clinical information services, to help our communities deliver pharmacy benefit services to residents who join the new Neighbor Network program that we jointly operate with Omnicare.

     Partnerships affiliated with us have acquired or developed market rate senior apartments as well as affordable senior and multifamily apartment communities, using the sale of tax credits under a federal low income housing tax credit program (the "Federal Tax Credit Program" or the "Apartment Group") to generate the equity funding for development. In December 1997, as part of our strategic plan, we determined that the Apartment Group was not part of our core business, and adopted a plan for disposing of the business, which included 17 apartment projects. During 1998, we entered into purchase and sale agreements for the sale of 11 apartment projects. As of March 31, 1999, we have closed on the sale of three of the 11 apartment projects, and have 8 of the apartment projects under contract for sale for which we are awaiting consent to sell from limited partners or lenders. The remaining 6 apartment projects are not currently under contract; however, we plan to sell these projects by December 31, 1999.

THE ASSISTED LIVING MARKET

     Assisted Living. Assisted living is a stage in the elder care continuum, midway between home-based care for lower acuity residents and the more acute level of care provided by skilled nursing facilities and acute care hospitals. Assisted living represents a combination of housing, personalized support services, and health care designed to respond to the individual needs of the senior population who need help in activities of daily living, but do not need the medical care provided in a skilled nursing facility.

     We believe our assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of our residents falling within the fastest growing segment of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second trend is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement to patients in acute care hospitals and skilled nursing facilities. Assisted living offers a cost-effective, long-term care alternative while preserving a more independent lifestyle for seniors who do not need the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide. As of December 31, 1998, monthly revenue generated by our ALCs on a same community basis averaged $1,903 per occupied unit, compared with $1,738 per occupied unit as of December 31, 1997. (We define "same community" as those communities which we owned or leased for a period of five quarters or more as of December 31, 1998.) Other trends include increases in the financial net worth of the elderly population, the number of individuals living alone, and the number of women who work outside the home who are less able to care for their elderly relatives. We believe these trends will result in a growing demand for assisted living services and communities.

     Aging Population. The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to U.S. Bureau of the Census data, the segment of the population over 65 years of age is currently 13% of the total population, or 34 million people. That number is projected to grow to 20% of the total population, or 69 million people, by the year 2030. Additionally, the number of people aged 85 and older, which comprises the largest percentage of residents at long-term care facilities, is currently 3.7 million and is projected to increase to 8.5 million by the year 2030.

     Limitation on the Supply of Long-Term Care Facilities. The majority of states in the U.S. have enacted Certificate of Need or similar legislation, which generally limits the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities. High construction costs, limitations on government reimbursement for the full cost of construction, and start-up expenses also constrain growth in the supply of such facilities. Such legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the elderly. Cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care, which enables them to charge more. This contributes to a shortage of lower acuity care and thereby increases the pool of potential assisted living residents.

     While Certificates of Need generally are not required for ALCs, except in a few states, most states do require assisted living providers to license their communities and comply with various regulations regarding building requirements and operating procedures and regulations. States typically impose additional requirements on ALCs over and above the standard congregate care requirements. Further, the limited pool of experienced assisted living staff and management, as well as the costs and start-up expenses to construct an ALC, provide an additional barrier to entry into the assisted living business.

     Cost Containment Pressures of Health Reform. In response to rapidly rising health care costs, both government and private pay sources have adopted cost containment measures that encourage reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in health care costs under Medicare by limiting acute care hospital and skilled nursing facility reimbursement to pre-established fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges. Managed care organizations, such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") are reducing hospitalization costs by negotiating discounted rates for hospital services and by monitoring and decreasing hospitalization. We anticipate that both HMOs and PPOs increasingly may direct patients away from higher cost nursing care facilities into less expensive ALCs.

     These cost containment measures have produced a "push-down" effect. As the number of patients being "pushed down" from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as ALCs to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the acuity level of skilled nursing facility patients rises, the supply of nursing facility beds will be filled by patients with higher acuity needs who pay higher fees. This will provide opportunities for assisted living communities to increase their occupancy and services to residents requiring lower levels of care than patients in skilled nursing facilities generally receive.

OUR ASSISTED LIVING SERVICES

     We provide services and care which are designed to meet the individual needs of our residents. The services provided are designed to enhance both the physical and mental wellbeing of seniors in each of our ALCs by promoting their independence and dignity in a home-like setting. Our assisted living program includes the following:

     o Personalized Care Plan. The focus of our strategy is to meet the specific needs of each resident. We customize our services beginning with the admissions process; when the ALC's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a "personalized" care plan. If recommended by the resident's physician, additional health care or medical services may be provided at the community by a third party home health care agency or other medical provider. The care plan is reviewed and modified on a regular basis.

     o Basic Service and Care Package. The basic service and care package at our ALCs generally include:

               -    meals in a communal, "home-like" setting;

               -    housekeeping;

               -    linen and laundry service

               -    social and recreational programs;

               -    utilities; and

               -    transportation in a van or minibus.

          Other care services can be provided under the basic package based upon the individual's personalized health care plan. Our policy is to charge base rents that are competitive with similar ALCs in the local market. While the amount of the fee for the basic service package varies from community to community, on a same community basis the average basic monthly rate per unit was approximately $1,570 per month as of December 31, 1998, compared with an average of $1,461 as of December 31, 1997.

     o Additional Services. Our assisted living services program offers additional levels of care beyond what is offered in the basic package. The level of care a resident receives is determined through an assessment of a resident's physical and mental health which is conducted by the community's assisted living director, with input from other staff members. The six-tiered rate structure is based on a point system. We assign points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks. The point scale and pricing are part of the admissions agreement between the community, the resident and the resident's family. The community performs reassessments after the initial 30 days and periodically throughout the resident's stay to ensure that the level of care we provide corresponds to changes in a resident's condition. The types of services included in the assessment point calculation are:


               -    Medication management

               -    Assistance with dressing and grooming

               -    Assistance with showering

               -    Assistance with continence

               -    Escort services

               - Status checks related to a recent hospitalization, illness, history of falls, etc.

               - Help with psychosocial needs, such as memory deficit or depression

               -    Special nutritional needs and assistance with eating

     In addition to the above services, we provide other levels of assistance to residents at selected ALCs in order to meet individual needs, such as assistance with diabetic care and monitoring, catheter, colostomy and ileosotomy care, minor wound care needs and light to moderate transferring needs. Some of our ALCs also operate memory loss units for residents with Alzheimer's disease and related dementias. These units provide the attention and services required by cognitively impaired residents to maintain a high quality of life in a secure environment. Specially trained staffs provide personalized care and specialized activity programs and medical directors oversee the medication regimens.

     In addition to the base rent, we typically charge between $375 and $1,375 per month plus an additional $10 per point for higher levels of assisted living services. Fee levels vary from community to community and we may charge additional fees for other specialized assisted living services. We expect that an increasing number of residents will use additional levels of services as they age in our ALCs. Our internal growth plan is focused on increasing revenue by continuing to improve our ability to provide residents with these services.

     On a same community basis, the average monthly revenue per occupied unit for both the basic service and the additional services increased to $1,793 from $1,691 for the year ended December 31, 1998 and the nine-month period ended December 31, 1997, respectively.

     There can be no assurance that any ALC will be substantially occupied at assumed rates at any time. In addition, we may only be able to lease up our ALCs to full occupancy at rates below those assumed. If operating expenses increase, local market conditions may limit the extent to which we may increase rates. Because we must provide advance notice of rate increases, generally at least 30 days, rate increases may lag behind increases in operating expenses.

     Wellness Program. We have implemented a Wellness Program for residents of our communities designed to identify and respond to changes in a resident's health or condition. Together with the resident and the resident's family and physician, as appropriate, we design a solution to fit that resident's particular needs. We monitor the physical and mental wellbeing of our residents, usually at meals and other activities, and informally as the staff performs services around the facility. Through the Wellness Program we work with:

     o home health care agencies to provide services the community cannot provide;

     o physical and occupational therapists to provide services to residents in need of such therapy; and

     o long-term care pharmacies to facilitate cost-effective and reliable ordering and distribution of medications.

     We arrange for these services to be provided to residents as needed in consultation with their physicians and families. At the present time, most of our ALCs have a comprehensive Wellness Program.

GROWTH STRATEGIES

     Overview. Our revised strategy to grow earnings and achieve profitability is to increase our focus on operations and reduce the level of development and acquisition activity we historically pursued. To strengthen the operations of our ALCs, we will focus on improving margins by increasing occupancy rates, raising or maintaining pricing structures to ensure that our rates are competitive with comparable facilities in our local markets, and expanding the level and depth of our assisted living services. Although our pace of development is expected to slow, we will continue efforts to cluster our portfolio of ALCs within certain geographic areas through the development, acquisition and divestiture of selected assets. By concentrating on a clustering strategy we expect to increase the efficiency of our management and marketing resources and to achieve broader economies of scale.

     Our strategy is to target areas where there is a need for ALCs based on demographics and market studies. In 1998, we acquired interests in 11 ALCs and one skilled nursing facility from Hillsdale Group, L.P. and their affiliates, and opened five newly constructed ALCs. The Hillsdale transaction substantially increased our presence in Northern and Southern California. As of December 31, 1998, a substantial portion of our business and operations are conducted in California, where 40 of the 63 ALCs we operated are located. We intend to continue to make California the primary focus of our clustering strategy. In addition to acquiring and developing ALCs through direct ownership and the use of long-term leases, we may also divest ALCs that do not expand or enhance one of our clusters or do not meet our financial objectives. In December 1998, our Board of Directors decided to sell the five owned ALCs located outside of California. As of March 18, 1999, we entered into purchase and sale agreements for these properties for approximately $32.3 million and on March 30, 1999, we completed the sale of three of five properties, with the remaining two properties anticipated to close during the second and third quarters of 1999.

     The market value of our properties and the income generated from ALCs we own, manage or lease could be negatively affected by changes in local and regional economic conditions and by acts of nature. A worsening of local economic conditions could have a negative effect on our business.

     Development. Our primary development strategy is to work with developers and builders in clustered geographic areas of the U.S. Typically, regional developers receive development or construction fees in connection with the construction of the project. In all cases, we have the right to approve acquisitions and all aspects of development including site selection, design, plans and specifications, development budgets, choice of general contractor and major subcontractors, and other significant criteria.

     In developments financed through long-term operating leases, the financier typically acquires the property when it is ready for construction. We perform the development, either on our own or in conjunction with regional developers, under a contractual arrangement with the owner. Concurrently, we enter into a long-term operating lease that becomes effective when the ALC is completed. The financier typically bears 100% of the budgeted development costs which may also include our development or construction supervision fees. In most instances where we provide development services, we bear the risk for cost overruns. We typically incur up-front development costs in connection with the due diligence and entitlement process, and architectural and engineering fees when we are preparing the property for purchase by the financier at the beginning of construction. Leases between us and a landlord entity are typically interconnected. We are not entitled to exercise our right to renew one lease with a particular lessor without exercising our right to renew all other leases; and we will be required to maintain and rehabilitate all of the Leased ALCs with any one landlord on a long-term basis.

     In 1998, we pursued an additional development strategy by entering into our first joint ventures ("LLCs") designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 in the Hillsdale transaction and to construct four new communities on land sites we own. Participants in the joint ventures with us are a third party investor and a third party developer. The LLCs have contracted with the developer to provide development services to perform the renovation and construction. We will manage the properties operated by the joint venture for an amount equal to three percent of gross revenues. We account for our investment in the joint ventures using the equity method and losses incurred by the LLCs will be allocated disproportionately to the joint venture partners based upon their assumption of risk. We will have an option to purchase the joint venturers' interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed rate of return on the joint venturers' capital contribution. There can be no assurance that all of the construction and renovation projects contemplated under the joint venture agreement will be completed, or that we will pursue similar joint venture agreements in the future.

     We plan to continue to develop new ALCs and currently have 7 development projects in progress. Our ability to achieve our development plans will depend upon a variety of factors, many of which are beyond our control. These and other factors are detailed below. See "Risks Common to Our Assisted Living Operations -- Development and Construction Risks." These risks include the possibility that we may be unable to locate suitable sites at acceptable prices or may be unable to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. Certain construction risks are beyond our control, including strikes, bad weather, natural disasters, supply of materials and labor, and other unknown contingencies that could cause the cost and timing of construction to exceed estimates. In order to keep our internal costs to a minimum, we rely on third party general contractors to construct new ALCs. Cash flow could be reduced significantly if construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner. In addition, any property in construction is subject to risks including construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them, vary widely from state to state, and from community to community within a state.

   Acquisitions. In evaluating possible acquisitions, we consider:

     o    the location, construction quality, condition and design of the ALC;

     o the current and projected cash flow of the community and its anticipated ability to increase revenue through rent and occupancy increases, additional assisted living services and management;

     o    whether we can acquire the community below replacement cost.

     By developing and operating ALCs in 14 states, we have generated numerous contacts to help us identify possible acquisitions in the early stage of the sale process. Our sources for prospective acquisitions range from Affiliated Partnerships to management's contacts with potential ALC sellers, to our local and regional personnel who monitor the assisted living market in their area. In certain cases we may also target additional third party management contracts. However, we do not intend to continue our growth rate so that we focus greater attention and resources on enhancing the profitability of our existing core operations and on leasing up new developments at a faster rate.

     Historically we have financed many of our acquisitions using equity and debt and through direct long-term operating lease transactions with institutional investors such as health care REITs, and may continue to do so in the future. In long-term operating lease transactions, we typically arrange the sale of the prospective assisted living community to a REIT or other institutional investor while concurrently entering into a long-term operating lease for the facility. Our initial cost is generally limited to a security deposit that is typically provided through standby letters of credit. Thereafter, we are obligated to make certain rental payments (which may include an additional amount related to revenue of the community) for the term of the lease. While we have financed a portion of our direct ownership of ALCs with secured debt from REITs, we do not have any participation or sponsorship interest in these entities. While we make our best estimates in projecting lease-up costs and expenses as well as the achievement of rent stabilization, our failure to generate sufficient revenue could result in an inability to meet minimum rent obligations under our long-term operating leases.

     Increase in Sales of Additional Assisted Living Services. We believe that many custodial services provided in skilled nursing facilities are available at approximately two-thirds of the cost in our ALCs. We believe that this differential will enable us to attract additional residents. By increasing the use of these services by our residents, we believe residents will be able to age in place at our ALCs over a longer period of time, rather than having to transfer to more expensive skilled nursing facilities until absolutely necessary.

We seek to enhance and increase the amount and diversity of assisted living services we provide through:

     o the continued education of the senior community, and particularly the residents and their families, concerning the cost-effectiveness of receiving additional services in an assisted living community;

     o the continued development and refinement of assisted living programs designed to meet the needs of our residents as they age in place;

     o    the consistent delivery of quality services for residents.

EMPLOYEES

At March 24, 1999, we had approximately 3,400 employees.

CAPITAL REQUIREMENTS

     We entered into separate agreements with Health Care REIT, Inc., Meditrust, Bank United of Texas and Imperial Bank to provide up to $210 million of financing for acquisitions, development and general corporate purposes. At December 31, 1998, $39.9 million of these commitments had been expended ($23.4 million for Leased ALCs, $8.8 million for mortgage financing of Owned ALCs, and $7.7 million for the construction of an ALC owned by an Affiliated Partnership which we guaranteed) and the remainder has expired.

     In the past we provided standby letters of credit as security deposits with most of our landlords. In December 1998, we provided cash in exchange for the release of the standby letters of credit to our largest landlord, Nationwide Health Properties, Inc. ("NHP"). For a period of time that is extended on a month to month basis, NHP has granted a temporary reduction in some of the security deposits totaling approximately $1.8 million. We anticipate funding the temporary reduction during 1999.

     At December 31, 1998, we have used $4.4 million of our line of credit with Imperial Bank in the form of non-cash advances to provide letters of credit used primarily as security deposits for leased ALCs. This line of credit is collateralized by an owned ALC.

     Our Board of Directors approved the refinancing of 11 communities that are held by majority owned partnerships to:

     o take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;

     o    provide a return of equity to the limited partners;

     o    borrow against the increased value of these properties; and

     o finance the purchase of four ALCs that were previously operated under long term operating leases.

      In conjunction with this financing, we paid the lender approximately $1.7 million of fees for an interest rate lock and $0.2 for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.4 million of the interest rate lock fees in January 1999. We have included the remaining $1.5 million of fees in interest expense in the accompanying statements of income. We believe that we are entitled to a full and complete return of the rate lock fees paid. We intend to pursue a return of all fees and are investigating our legal alternatives to that end; however, there can be no assurances that additional interest rate lock fees will be recovered.

     We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our growth strategy, including the acquisition and development of ALCs as well as other capital expenditures and additional funds to meet increased working capital requirements. We may finance future acquisitions and development through a combination of our cash reserves, cash flow from operations, utilization of current lines of credit, leasing of additional ALCs and ALCs in development, sale/leaseback arrangements with respect to our Owned ALCs, and additional indebtedness or public or private sales of debt securities or capital stock. We have arranged financing of our ALCs under construction and development through commitments from various health care REITs and other landlords and lenders. With respect to these ALCs, our commitments for capital expenditures consist of potential liability for cost overruns incurred during the construction of ALCs and our obligation to fund start-up losses incurred in the operation of the ALCs prior to the achievement of stabilized operations. While the amount of such obligations are contingent on our ability to develop our ALCs within budget and achieve profitable operations, the probable amount of these obligations cannot be definitively quantified. Nonetheless, we believe that we have made adequate provision for such obligations in our financing plan. There can be no assurance, however, that funds will be available on terms favorable to us, that such funds will be available when needed, or that we will have adequate cash available for such requirements.

TRANSACTIONS WITH PROMETHEUS ASSISTED LIVING

     In July 1997, we entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), by and among us, Lazard Freres Real Estate Investors LLC, a New York limited liability company ("LFREI") and Prometheus Assisted Living LLC, a Delaware limited liability company ("Prometheus").

     Subject to the terms and conditions of the Stock Purchase Agreement, we agreed to sell to Prometheus up to approximately 9.6 million shares (the "Shares") of our Common Stock ("Common Stock") at a purchase price of $14.00 per share (the "Transaction"), representing an aggregate investment of approximately $135 million (the "Total Equity Commitment"). Proceeds from the sale of the Shares were to be used by us to continue to implement our acquisition and development plans, to repay debt, to strengthen systems and operations, and to expand services. The Transaction was to be consummated in three phases:

     o The initial closing was completed on July 23, 1997. At the Initial Closing, we sold to Prometheus approximately 1.9 million Shares, representing an aggregate investment of approximately $26.9 million. The Shares sold to Prometheus in the Initial Closing represented approximately 16.6% of the outstanding Common Stock (19.9% of the outstanding Common Stock prior to issuance).

     o At a second closing of the Transaction, we planned to sell to Prometheus approximately 3.1 million Shares.

     o Thereafter, at one or more subsequent closings, we planned from time to time at our election to sell additional Shares to Prometheus at $14.00 per share, in minimum increments of 715,000 shares, until the Total Equity Commitment was invested. At such time as Prometheus acquired all of the Shares under the Transaction, it would have owned approximately 49.9% of the outstanding Common Stock.

     In October 1997, we entered into an Amended and Restated Stock and Note Purchase Agreement (the "Amended Stock and Note Purchase Agreement"), by and among us, LFREI and Prometheus, amending and restating the original Stock Purchase Agreement. Under the Amended Stock and Note Purchase Agreement, Prometheus, no longer had the right or obligation to purchase the additional shares of Common Stock contemplated by the Stock Purchase Agreement. Instead Prometheus purchased $60,000,000 aggregate principal amount of our 6.75% Convertible Subordinated Notes due 2007 (the "Prometheus Notes"). In connection with the issuance of the Prometheus Notes, we executed a $60,000,000 note in favor of Prometheus dated as of October 30, 1997 and entered into an indenture dated as of October 30, 1997 (the "Indenture"), with The Chase Manhattan Bank, N.A.

     In December 1997, our Board approved the optional redemption of the Prometheus Notes. Per the terms of the Prometheus Notes, the redemption was made in our common stock. Including the 23.214% optional redemption premium and accrued interest to date, the issuance amounted to approximately 4.3 million shares. As a result, Prometheus acquired approximately 6.2 million of our common shares, representing a 39.0% ownership stake in the Company.

     On October 21, 1998, we announced that a "Termination Event", as defined in the Amended and Restated Stock Purchase and Note Agreement, occurred on October 12, 1998, when Prometheus no longer beneficially owned our common stock having a market value of at least $25 million. As a result of the Termination Event, Prometheus' standstill obligations would have terminated on January 11, 1999. However, on December 7, 1998, the Superior Court of the State of California, County of Orange issued an order in favor of LFREI concluding that their standstill obligations had terminated as of April 1998.

TENDER OFFER BY EMERITUS CORPORATION

     On December 19, 1997, Emeritus Corporation ("Emeritus"), through its wholly-owned subsidiary, EMAC Corp. ("EMAC"), commenced a tender offer (the "Tender Offer") to purchase all outstanding shares of our common stock (the "Common Stock"), together with the associated preferred stock purchase rights (the "Rights") at a price of $17.50 per share, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 19, 1997 (the "Offer"). The purpose of the tender offer was to acquire control of, and the entire equity interest in, the Company. Previously, on October 12, 1997, Emeritus proposed an acquisition of all of the outstanding Common Stock for $16.50 per share in cash, also with conditions.

     On November 23, 1997, Emeritus proposed its own slate of nominees (the "Emeritus Nominees") for our Board of Directors and, on November 24, 1997, filed preliminary proxy materials with the Securities and Exchange Commission (the "Commission") indicating that Emeritus would be soliciting proxies to elect the Emeritus Nominees.

     On December 9, 1997, Emeritus commenced litigation against us in Orange County Superior Court in the State of California, asking the court, among other things, to rescind the Prometheus transactions discussed above. Concurrently, Emeritus sought a preliminary injunction to rescind the Prometheus transactions.

     On January 5, 1998, we filed a recommendation statement with the Securities and Exchange Commission on Schedule 14D-9 in which our Board of Directors unanimously concluded that the Emeritus tender offer was inadequate and not in our best interests and recommended that our shareholders reject the Emeritus offer and not tender their shares pursuant to the Emeritus tender offer.

     Our Board's determination, which was reached at meetings held on January 2, 1998 and January 5, 1998, was based on its belief that, in light of the prospects of our business, the potential benefits of Prometheus' investment of $86.9 million in the Company, our potential strategic alliance with a Prometheus affiliate, Kapson Senior Quarters, Inc. ("Kapson"), and the other factors described below, the Company's and our shareholders' interests would be best served if we were to remain independent and pursue our business strategy.

     In researching its determinations and recommendations, our Board considered a number of factors, including, without limitation, the following:

     o our Board's belief that the Emeritus Offer did not adequately reflect the inherent value of the Company;

     o our Board's continued belief that execution of our strategic plan would produce greater long-term value for our shareholders and greater benefits for our employees and customers;

     o a presentation by Salomon Smith Barney ("SSB"), our financial advisors, concerning the financial aspects of the Emeritus Offer, and the opinion of SSB to the effect that, as of January 5, 1998, the proposed consideration to be received by our shareholders was inadequate;

     o the numerous and significant conditions contained in Emeritus' proposal, including:

          - the valid tender of at least a majority of the total number of outstanding shares on a fully diluted basis exclusive of any Shares issuable upon conversion of our 6 3/4% Convertible Subordinated Notes due 2006; - redemption of the Rights by the Board;

          - Emeritus and EMAC being satisfied, in their discretion, that EMAC had obtained financing upon terms satisfactory to them in an amount sufficient to consummate the offer, including the redemption or refinancing of all outstanding debt and payment of all fees and expenses;

          - Emeritus and EMAC being satisfied, in their discretion, that the Board had approved and recommended or would approve and recommend a merger between us and EMAC;

          - rescission of the December 5, 1997 Note Redemption of the Prometheus Notes;

          - EMAC being satisfied that all necessary consents and approvals, including those from the landlords under our existing leases, have been obtained on terms satisfactory to EMAC, in its discretion; and

          - that no material adverse change shall have occurred in the operations or prospects of the Company or any of its subsidiaries (the Board concluded that the defaults under our existing leases that would result from EMAC's taking control of the Company would constitute such a material adverse change); and

     o the Board's concern that, in light of these numerous and significant conditions, the offer was illusory in that Emeritus had no intention of paying our shareholders $17.50 per share, but rather intended to renegotiate with us for a lower price or a different form of consideration.

     On January 26, 1998, the California State Court denied, in its entirety, Emeritus' request for a preliminary injunction to rescind the series of transactions that culminated in the $86.9 million investment by Lazard, and Emeritus' request to prevent Prometheus from voting the approximately 4.3 million shares it received in December 1997 when we redeemed the Prometheus Notes.

     At the Annual Meeting of Shareholders on January 28, 1998, the shareholders voted in favor of our Board of Directors by a margin exceeding 5-to-1. According to the Inspectors of Election, shareholders voted more than 10.5 million shares, which represented approximately 85% of the approximately 12.4 million shares voted, in favor of our directors.

     On January 30,1998, Emeritus announced that it had terminated the tender offer. On April 23, 1998, the court entered a dismissal of the lawsuit without prejudice Emeritus' request.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

     Our business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We have made forward-looking statements in this report concerning, among other things, the impact of future acquisitions and developments, if any, and the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks we face. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, we caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained here to reflect future events or developments.

     We have experienced rapid growth through the development and acquisition of ALCs and by acquiring property for the development of new ALCs. Certain risks are inherent with the execution of our growth strategies. These risks include, but are not limited to:

     o our ability to access capital necessary for operations, acquisition and development;

     o our ability to sustain and manage growth and to successfully integrate new ALCs into our portfolio;

     o    governmental regulation;

     o    competition; and

     o    risks common to the assisted living industry.

HISTORY OF LOSSES

     For the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the year ended March 31, 1997, we had net losses of approximately $46.0 million, $22.1 million, and $1.8 million, respectively. At December 31, 1998, our accumulated deficit was approximately $77.5 million.

     Our net loss for the year ended December 31, 1998 primarily resulted from:

     o    start-up losses on newly developed ALCs;

     o    the impairment losses on properties held for sale and other operating
          ALCs;

     o legal expenses for and settlement of a lawsuit with LFREI and related parties;

     o    costs incurred in our proxy fight and litigation with Emeritus;

     o interest rate lock fees paid in connection with the failed refinance of our majority-owned partnerships; and

     o severance and other expenses related to changes in executive management and layoffs.

     Our loss for the nine months ended December 31, 1997, primarily resulted from:

     o establishing a provision related to the disposition of our rehabilitation subsidiary, GeriCare, and the Apartment Group;

     o    costs incurred in our proxy fight with Emeritus;

     o    start-up losses on newly developed ALCs;

     o severance expenses related to the retirement of three senior executives; and

     o the write-off of conversion costs after we determined that newly purchased accounting software contained numerous application errors.

     Our losses for the period ended March 31, 1997 primarily resulted from:

     o developing the Apartment Group assets financed through the Federal Tax Credit Program;

     o the provision for estimated future obligations of the Company for the Apartment Group assets and certain allowances established for Medicare reimbursement related to GeriCare;

     o expanding our staffing and infrastructure to accommodate our acquisition and development strategy;

     o    start-up losses on newly developed ALCs; and

     o    certain discontinued project costs.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." We cannot provide assurance that the risks associated with opening newly developed ALCs or assuming operations of acquired ALCs can be managed to reduce or eliminate start-up losses; that other similar costs and expenses or losses will not occur in the future. See "-- Indebtedness, Lease and Other Obligations," "-- General Partner Liability and Status," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and " Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

RAPID GROWTH

     Management of Growth. We have experienced rapid growth over the past several years. In order to maintain and improve operating results, we must manage growth and expansion effectively. As we continue our expansion, it may become more difficult to manage geographically dispersed operations and effectively manage each ALC. Our ability to manage growth effectively requires us to continue to expand our operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. To enable us to more effectively manage growth, we plan to slow the pace of acquisitions and development beginning in 1999. See "-- Risks Common to Our Assisted Living Operations." Our failure to effectively manage growth could have a material adverse effect on operating results.

     External Growth. We have entered into, and may continue to enter into, a number of agreements to acquire properties for development and for the acquisition of existing ALCs that are subject to certain conditions. We cannot assure that one or more of such acquisitions will be completed, that we will be able to find additional suitable properties and ALCs, or that we can obtain financing to continue to acquire or develop ALCs and property on which to build them. We expect to experience a slowdown in growth through acquisition of ALCs due to shortages of suitable ALCs available at attractive prices, due to limitations on obtaining financing, and due to our intention to manage growth effectively as noted above. We also have acquired a number of properties to be developed into ALCs, or have contracted to lease or manage ALCs being developed by third-party developers. The development of ALCs is subject to a number of risks, many of which are outside our control. We cannot provide assurance that we will be able to complete our planned ALCs in the manner, for the amount, or within the timeframe currently anticipated. Our ability to generate revenue when anticipated could be affected by delays in the progress or completion of development projects. See " -- Risks Common To Our Assisted Living Operations -- Development and Construction Risks."

COMPETITION

     The health care industry is highly competitive and we expect that the assisted living business, in particular, will become more competitive in the future. Sources of competition include:

     o    family members providing care at home;

     o numerous local, regional and national providers of assisted living and long-term care whose facilities and services range from home-based health care to skilled nursing facilities; and

     o    acute care hospitals.

     In addition, we believe that as assisted living receives increased attention among the public and insurance companies, new competitors focused on assisted living will enter the market, including hospitality companies expanding into the market. Some of our competitors operate on a not-for-profit basis or as charitable organizations, while others have, or are capable of obtaining, greater financial resources than those available to us.

     We also expect to face increased competition for the acquisition and development of ALCs. Some of our present and potential competitors are significantly larger or have, or may obtain, greater financial resources than we have. These forces could limit our ability to attract residents, attract qualified personnel, expand our business, or increase the cost of future acquisitions, each of which could have a material adverse effect on our financial condition, results of operations and prospects.

INDEBTEDNESS, LEASE AND OTHER OBLIGATIONS

     We have financed, and may continue to finance, the acquisition and development of ALCs through a combination of loans, leases and other obligations. As of December 31, 1998, we had outstanding consolidated indebtedness of $109.8 million, including $57.5 million of our 2006 Convertible Notes, whose holders have the right to convert such notes into our common stock at any time on or before the notes mature. In addition, at December 31, 1998, we have $22.7 million in notes maturing within two years, including $20.0 million related to properties held for sale. As a result, we will devote a portion of our cash flow to debt service. There is a risk that we will not be able to refinance our maturing note obligations on terms favorable to us, or that we will not be able to generate sufficient cash flow from operations to make required interest and principal payments.

     At December 31, 1998, approximately $34.0 million of our indebtedness bore interest at floating rates. We may incur indebtedness in the future that may also bear interest at a floating rate, or be fixed at some time in the future. Therefore, increases in prevailing interest rates could increase our interest payment obligations and could have an adverse effect on our business, financial condition and operating results. In addition, we have guaranteed mortgage and construction debt for the benefit of Affiliated Partnerships of up to approximately $55.7 million, including $53.5 million outstanding as of December 31, 1998, of which $36.9 million will become due and payable within the next two years. This effectively subjects us to risks normally associated with leverage, including:

     o the risk that Affiliated Partnerships will not be able to refinance this debt with permanent financing;

     o    an increased risk of partnership cash flow deficits; and

     o the risk that if the economic performance of any mortgaged asset declines, we will be obligated to make payments on the mortgage debt.

     These risks could adversely affect our operating results and financial condition. Because certain of the indebtedness that we guarantee bears interest at rates which fluctuate with certain prevailing interest rates, increases in such rates could increase our interest payment obligations and could have an adverse effect on our operating results and financial condition.

     In addition, as of December 31, 1998, we are a party to long-term operating leases for certain of our Leased ALCs. These require minimum annual lease payments aggregating $24.4 million for each of the years ended December 31, 1998 and 1999. These leases are non-cancelable, and typically have an initial term of 10 to 15 years.

     We also have entered into guarantees (the "Tax Credit Guarantees") which extend 15 years after project completion, relating to certain Apartment Group assets financed under the Federal Tax Credit Program with respect to

     o    lien free construction;

     o    operating deficits; and

     o obtaining and maintaining tax credit benefits to certain corporate investors (see "-- Tax Credit Apartment Properties"), the obligations under which, excluding potential penalties and interest factors, could amount to an approximate limit of $78.4 million as of December 31, 1998. There can be no assurance that we will be able to negotiate a settlement of these liabilities during the disposition of the properties at terms favorable to us.

GENERAL PARTNER LIABILITY AND STATUS

     We, directly or through our subsidiaries, are a general partner in 20 partnerships as of December 31, 1998. As a general partner we are liable for partnership obligations such as partnership indebtedness (which totaled approximately $103.4 million at December 31, 1998), potential liability for construction defects, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, whether we bear part or all of the cost, could materially adversely affect our operating results and financial condition.

     We manage each affiliated partnership property according to a written management contract. The managing general partner of the partnership may cancel some contracts with 30 or 60 days notice. A majority in interest of limited partners in each partnership may take action on such matters as the removal of the general partners, the request for approval or disapproval of a sale of a property owned by a partnership, or other actions affecting the properties or the partnership. Where we are the general partner of the partnership, termination of the contracts generally would require removal of the Company as general partner by the vote of a majority of the holders of limited partner interests. We would lose management fees if those contracts were terminated.

     We have funded and expect to fund amounts in our capacity as guarantor for various obligations related to certain tax credit properties. See "-- Indebtedness, Lease and Other Obligations" and "Tax Credit Apartment Properties."]

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYERS

     GeriCare was a former subsidiary of the Company that specialized in rehabilitative services, including speech, occupational and physical therapy. Although we disposed of GeriCare in 1998, revenue received or earned before it was disposed that directly or indirectly was billed to the Medicare program is subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and funding restrictions. All could potentially limit or reduce reimbursement levels for GeriCare's services.

     Medicare reimbursed GeriCare monthly for services provided on a cost basis, subject to certain adjustments. GeriCare submitted cost reports to the Health Care Financing Administration ("HCFA") on an annual basis and was subject to having amounts previously reimbursed adjusted retroactively. The result of a retroactive reimbursement would be either a requirement to repay the amount previously reimbursed or an adjustment downward in future reimbursements for services rendered, or both. We have reviewed cost reports for GeriCare filed prior to August 22, 1996, and have prepared cost reports that were filed as of August 22, 1996 and thereafter. We have established an allowance for amounts that we reasonably believe may be adjusted by HCFA, but there can be no certainty that significant charges in addition to those provided for may be denied, which could materially adversely affect our results of operations.

GOVERNMENT REGULATION

     Assisted Living. Health care is subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. A number of states also have not yet enacted specific assisted living regulations. However, we are and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities where we operate or intend to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant effect on methods and costs of doing business, and on reimbursement levels from governmental and other payers. In addition, the President and Congress have proposed in the past, and may propose in future, health care reforms that could impose additional regulations on the Company or limit the amounts that we may charge for our services. We cannot assess the ultimate timing and impact that any pending or future health care reform proposals may have on the assisted living, home health care, skilled nursing or health care industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or results of operations of the Company.

     SSI Payments. A portion of our revenue (approximately 2% of our assisted living revenue) comes from residents who receive SSI payments. Revenue from these residents is generally lower than the amounts we receive from our other residents and could be subject to payment delay. We cannot assure that our percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited. In addition, if we were to become a provider of services under the Medicaid program, we would be subject to Medicaid regulations designed to limit fraud and abuse. Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

RISKS COMMON TO OUR ASSISTED LIVING OPERATIONS

     Staffing and Labor Costs. We compete with other providers of assisted living and senior housing to attract and retain qualified personnel. We also rely on the available labor pool of employees, and unemployment rates are low in many areas where we operate. We make a genuine effort to remain competitive with other companies in our industry. Therefore, if it is necessary for us to increase pay and/or enhance benefits to maintain our competitive status in our industry, our labor costs could rise. We cannot provide assurance that if our labor costs do increase, they can be matched by corresponding increases in rental, assisted living or management revenue.

Obtaining Residents and Maintaining Rates. As of December 31, 1998, the ALCs we owned or operated had a combined occupancy rate of 83.7%. Newly developed ALCs may take longer to lease up than anticipated, causing them to incur start-up losses for longer periods of time. We may revise our construction schedules in order to phase in start-up losses from newly developed ALCs. Occupancy may drop in our existing ALCs, primarily due to:

     o    changes in the health of residents;

     o increased competition from other assisted living providers, particularly those offering newer ALCs;

     o    the reassessment of residents' physical and cognitive state; and

     o    changes in management and staffing.

     We cannot assure that, at any time, any ALC will be substantially occupied at assumed rents. In addition, we may only achieve lease-up and full occupancy at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which we may increase prices. The implementation of rate increases for residents of new acquisitions may lag behind increases in operating expenses. In addition, if we fail to generate sufficient revenue, we may be unable to meet minimum rent obligations under our long-term operating leases and to make interest and principal payments on our indebtedness.

     General Real Estate Risks. The performance of our ALCs is influenced by factors affecting real estate investments, including the general economic climate. Other real estate risks include:

     o an oversupply of, or a reduction in demand for, ALCs in a particular market;

     o    the attractiveness of properties to residents;

     o zoning, rent control, environmental quality regulations or other regulatory restrictions;

     o    competition from other forms of housing;

     o    our ability to provide adequate maintenance and insurance; and

     o our ability to control operating costs, including maintenance, insurance premiums and real estate taxes.

     At the time we acquire existing ALCs or open newly developed ALCs, we prepare budgets for known or expected rehabilitation expenses. We may incur unknown or unforeseen rehabilitation or lease-up expenses. Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. If we fail to integrate or operate acquired or developed ALCs effectively, it may have a material adverse effect on our business, financial condition and operating results.

     In addition, we currently lease ALCs from only four health care REITs. The lease agreements with each REIT are interconnected in that we will not be entitled to exercise our right to renew one lease with a particular landlord without exercising our right to renew all other leases with that landlord. Also, leases with each landlord contain certain cross default provisions. Therefore, in order to exercise all lease renewal terms, we will be required to maintain and rehabilitate the Leased ALCs on a long-term basis. We anticipate that similar renewal and cross-default provisions will be included in leases with other health care REITs or landlord.

     Bond Financing. We have entered into four long-term leases of ALCs, the acquisition and construction of which have been or are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the ALC must comply with certain federal income tax requirements. These requirements principally pertain to the maximum income level of a specified portion of the residents. Should we elect to execute additional leases for ALCs to be constructed with bond financing, the same and possibly additional restrictions are anticipated to be imposed. Failure to satisfy these requirements will constitute an event of default under the leases, thereby permitting the landlord to accelerate their termination. Failure to obtain low-income residents in the sequence and time required could materially affect the lease-up schedule and, therefore, cash flow from such ALCs.

     Development and Construction Risks. As part of our growth strategy in 1999, we are developing new ALCs. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview." Our ability to achieve our development plans will depend upon a variety of factors, many of which are beyond our control. The successful development of additional ALCs involves a number of risks, including the possibility that we may be unable to locate suitable sites at acceptable prices or may be delayed in or unable to obtain necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. We may change development schedules to meet staffing requirements and to allow a phase-in of start-up losses inherent in the marketing and lease-up of new ALCs. Certain construction risks are beyond our control, including strikes, bad weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost and timing of construction to exceed estimates. If we do not start or complete construction, or subcontractors or suppliers are not paid, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property under construction is subject to the risks of construction defects, cost overruns, bad weather conditions, the discovery of geological or environmental hazards on the property, and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them, varies widely from state to state and community to community.

     Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of the removal or remediation of certain hazardous or toxic substances. These include, without limitation, asbestos-containing materials which could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knows of, or is responsible for, the presence of the hazardous or toxic substances. When we acquire land for development or existing facilities, we typically obtain environmental reports on the properties as part of our due diligence in order to lessen our risk of exposure. Nonetheless, the costs of any required remediation or removal of these substances could be substantial. The owner's liability is generally not limited under such laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or any entity that arranges for the disposal of hazardous or toxic substances at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. When entering into leases with health care REITs and other landlords of facilities, we typically enter into environmental indemnity agreements in which we agree to indemnify the landlord against all risk of environmental liability, both during the term of the lease and beyond. In connection with the ownership or operation of our properties or those of our Affiliated Partnerships, we could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

     Restrictions Imposed by Laws Benefiting Disabled Persons. Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require us to modify existing and planned properties to allow disabled persons to access the properties. We believe that our properties are either substantially in compliance with present requirements or are exempt from them, and we attempt to check for compliance in all ALCs we consider acquiring. However, if required changes cost more than anticipated, or must be made sooner than anticipated, we would incur additional costs. Further legislation may impose additional burdens or restrictions related to access by disabled persons, and the costs of compliance could be substantial.

     Geographic Concentration. A substantial portion of our business and operations are conducted in California, where 40 of our ALCs in operation or under construction are located. Other regional concentrations of ALCs are in Florida and the Midwest. We created regions to enable us to manage the ALCs more cost-effectively. The market value of these properties and the income generated from properties we manage or lease could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in the states within those regions, and by acts of nature. We cannot provide assurance that such geographic concentration will not have an adverse impact on our business, financial condition, operating results and prospects.

     Insurance. We believe that we maintain adequate insurance policies, based on the nature and risks of our business, historical experience and industry standards. Our business entails an inherent risk of liability. In recent years, we and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories, which may involve large claims and significant legal costs. From time to time we are subject to such suits because of the nature of our business. We cannot assure that claims will not arise that exceed our insurance coverage or are not covered by it. A successful claim against us that is not covered by, or is in excess of our insurance, could have a material adverse effect on our financial condition, operating results or liquidity. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect on our ability to attract residents or expand our business and would consume considerable management time. We must renew our insurance policies annually and can provide no assurance that we will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms.

CONFLICTS OF INTEREST

     Certain of our current and former executive officers and Directors may have an actual or potential conflict of interest with our interests. This conflict may exist because of their investment in or involvement with entities providing services, office space or guarantees to us, or to Company-sponsored partnerships, or due to family ties with consultants offering services to us. See "Certain Relationships and Related Transactions."

     In addition, we are the managing general partner and communities manager for Affiliated Partnerships owning or leasing 16 ALCs and various apartment communities. By serving in both capacities, we have conflicts of interest because of our duty to act in the best interests of the limited partners of those partnerships and our desire to maximize earnings for our shareholders in the operation of those ALCs and apartment communities.

TAX CREDIT APARTMENT PROPERTIES

     As part of our plan to dispose of the Apartment Group, we may be required to fund:

     o obligations under development deficit guarantees and operating deficit guarantees;

     o shortfalls in permanent loan financing to replace construction financing on projects where permanent financing has not been finalized; and

     o adjustments if sufficient projected tax credits are not generated in order to meet agreed-upon levels of tax credit benefits.

     We have funded shortfalls through December 31, 1998, and have a remaining provision of $5.6 million to fund estimated additional amounts due under such arrangements.

ITEM 2. PROPERTIES

     The following charts set forth, the location, number of units, acquisition date and ownership for our communities as of December 31, 1998:


                                                            MONTH             PERCENT
COMMUNITY                           LOCATION    UNITS      ACQUIRED         OWNERSHIP(a)
---------                           --------    -----      --------         -----------
LEASED
Amberwood                              FL        183        Jun-96             100.0%
Baypoint Village                       FL        231        Mar-96             100.0%
Bayside Landing                        CA         76        Jun-98             100.0%
Buena Vista Knolls                     CA         91        Feb-96             100.0%
Canterbury Woods                       MA        130        Jun-98             100.0%
Chateau San Juan                       CA        113        Dec-95             100.0%
Collier Park                           TX        159        Dec-96             100.0%
Eastlake Terrace                       IN         93        Apr-97             100.0%
El Camino Gardens                      CA        265        Jun-95             100.0%
Hacienda de Monterey                   CA        180        Apr-94             100.0%
Hillsdale Manor (c)                    CA        128        Jul-98             100.0%
Inn at Summit Ridge                    NV         72        Apr-97             100.0%
Inn at Willow Glen(b)                  CA         83        Aug-96              52.3%
Kinghaven Manor                        MI        143        Feb-95             100.0%
Lakes                                  FL        154        Dec-98             100.0%
Lodge of Montgomery                    OH        214        Jan-97             100.0%
Mallard Cove                           OH        119        Feb-95             100.0%
Maria del Sol                          CA        124        Oct-95             100.0%
Northgate Park                         OH        124        Aug-96             100.0%
Rancho Park Villa                      CA        164        Oct-95             100.0%
Retirement Inn of Burlingame(b)        CA         67        Aug-96              52.3%
Retirement Inn of Campbell(b)          CA         71        Aug-96              52.3%
Retirement Inn of Fremont(b)           CA         69        Aug-96              52.3%
Retirement Inn of Sunnyvale(b)         CA        123        Aug-96              52.3%
Shorehaven Manor                       MI        120        Sep-96             100.0%
Sunlake Terrace                        NV        121        Feb-98             100.0%
Sutton Terrace                         NV        142        Dec-98             100.0%
Tamalpais Creek                        CA        120        Oct-95             100.0%
Tanglewood Trace                       IN        159        Jan-97             100.0%
Villa Bonita                           CA        130        Oct-95             100.0%
Villa Encinitas                        CA        117        Jun-95             100.0%
Villa at Palm Desert                   CA         77        Nov-95             100.0%
Villa de Palma                         CA        110        May-95             100.0%

Villa del Obispo                       CA         95        May-95             100.0%
Villa del Rey                          CA        102        Jun-95             100.0%
Villa del Sol                          CA         91        Jun-95             100.0%
Vista del Rio                          NM        148        Jun-97             100.0%
Willow Glen Villa                      CA        187        May-98             100.0%
Woodside Village of Columbus           OH        154        Feb-96             100.0%
                                               -----
    Total Leased                               5,049
                                               -----
OWNED
Acacia Villa(b)                        CA         65        Dec-95              89.5%
Amber Park                             OH        123        Jan-96             100.0%
Bella Vita                             FL        114        Apr-96             100.0%
Collwood Knolls(b)                     CA        113        Jan-96              95.5%
Covell Gardens                         CA        155        Mar-97             100.0%
Covina Villa(b)                        CA         63        Aug-96              52.3%
Gayton Terrace                         VA         94        Aug-96             100.0%
Golden Creek Inn                       CA        123        Apr-98             100.0%
Hillcrest Inn                          CA        138        Apr-98             100.0%
Montego Heights Lodge(b)               CA        162        Aug-96              52.3%
Retirement Inn of Daly City(b)         CA         94        Aug-96              52.3%
Retirement Inn of Fullerton(b)         CA         67        Aug-96              52.3%
Valley View Lodge(b)                   CA        124        Aug-96              52.3%
Villa Colima(b)                        CA         93        Jun-96              60.5%
Woodside Village of Bedford            OH        215        Jan-96             100.0%
Wyndham Lakes                          FL        246        Mar-96             100.0%
                                               -----
    Total Owned                                1,989
                                               -----
    Total Leased and Owned                     7,038
                                               =====

MANAGED
Altenheim                              CA        136        Apr-98
Berkshire (d)                          CA         81        Nov-98
Bradford Square                        CA         92        Dec-90
Chandler Villas                        AZ        164        Sep-90
Encino Hills Terrace (d)               CA         76        Nov-98
San Carlos Elms                        CA         85        Apr-98
Sterling Court                         CA        149        Apr-98
Villa Las Posas                        CA        123        Dec-97
                                               -----
    Total Managed                                906
                                               -----
    Total                                      7,944
                                               =====

     (a) Represents percentage ownership of Leased ALCs and Owned ALCs through leasehold or fee ownership of the Company or an Affiliated Partnership.

     (b) Community managed by us, owned or leased by Affiliated Partnership in which we have obtained a majority ownership interest.

     (c) We also acquired 64 beds in a skilled nursing facility, which is managed by a third party, as part of this ALC.

     (d)  Properties are owned by our unconsolidated joint ventures.

     At December 31, 1998, we had the following projects under development and construction and anticipate that the schedule set forth below can be met, although there can be no assurance in this regard. Construction is subject to numerous risks which could cause delays or the abandonment of a project or projects. See "Risks Common to our Assisted Living Operations -- Development and Construction Risks."

                                                                 ANTICIPATED      ANTICIPATED
                                          LOCATION               # OF UNITS       OPENING DATE
                                          --------               ----------       ------------
Seville Terrace                           Summerlin, NV              125        First Quarter 2000
Lynnbrooke (b)                            Irvine, CA                 140        First Quarter 2000
Bridgecreek (a)                           Danbury, CT                135        Second Quarter 2000
Bay Springs (b)                           Barrington, RI             126        Second Quarter 2000
Inn at Lakewood (b)                       Lakewood, CO               137        Second Quarter 2000
Laurel Ridge                              Highlands Ranch, CO        120        Fourth Quarter 2000
Rossmore House                            Los Angeles, CA            140        First Quarter 2001
                                                                     ---
     Total units under development
     and construction                                                923
                                                                     ===

     (a)  We will manage this property for a third party.

     (b) We will manage these properties for our unconsolidated joint ventures with Vintage/ABR.

ITEM 3. LEGAL PROCEEDINGS

     On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which we are the managing general partner and a majority limited partner, filed lawsuits in the Superior Court for the State of California, County of Santa Clara, seeking declaratory judgment against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). ARVP II leases the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute arose as to the amount of rent due during the 10-year lease renewal periods, which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. Two other communities we lease, the Retirement Inn of Fremont and the Retirement Inn at Burlingame are owned by entities, which are related to the entities that own the Campbell and Sunnyvale communities. The parties have mutually negotiated the terms of a purchase agreement involving the sale of the landlord's fee interest in four communities to ARVP II and settlement of all claims. On March 2, 1999, ARVP II obtained financing and, through its wholly owned subsidiary ARVP II, LLC, purchased the landlord' interest in four ALCs (including Campbell and Sunnyvale) for approximately $14.3 million, and the litigation has been dismissed.

     On April 24, 1998, we were served with a lawsuit by Emeritus, which was filed in the Superior Court of California, County of Orange, alleging that share purchases on January 16, 1998 by Prometheus Assisted Living LLC triggered our Shareholder Rights Agreement. Emeritus contends that due to the alleged triggering event we are required to distribute one right per share of outstanding Company stock and that each right is exercisable for approximately
9.56 shares at a total purchase price of $70 (or approximately $7.32 per share). We believe that Emeritus' claims are meritless and we are contesting them vigorously.

     On May 12, 1998, we filed a lawsuit in the Superior Court for the State of California, County of Orange, seeking to enjoin Kapson, a controlled affiliate of LFREI, from acquiring Atria Communities ("Atria"), a then unaffiliated competitor. Atria was also named as a defendant in the suit, as were three LFREI representatives on our Board of Directors, Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty. We alleged that LFREI was violating both its contractual and fiduciary duties to us if it allowed Kapson to proceed with the acquisition without first offering us the right to be the acquiring party and then, if we declined, obtaining our permission to consummate this acquisition.

     The lawsuit also sought to enforce rights we believed we obtained as part of a strategic alliance with LFREI with respect to existing Kapson facilities. When we previously consented to LFREI's acquisition of Kapson, the two companies signed a letter agreement that was designed to make available to our shareholders some of the potential benefits of the Kapson acquisition. Thus, under its agreement, LFREI was obligated to negotiate in good faith with us to identify commercially reasonable terms on which we will lease or manage the existing Kapson facilities. However, since LFREI's acquisition of Kapson, we alleged, LFREI had failed to negotiate in good faith. On July 30, 1998, our compliant was amended to add Lazard Freres as a party and to include allegations of fraud against Lazard, LFREI and Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty.

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

     On October 21, 1998, we announced that a Termination Event, as defined in the Amended and Restated Stockholders Agreement, occurred on October 12, 1998, when the price of our common stock dropped to a point where Prometheus no longer beneficially owned our common stock having a market value of at least $25 million. As a result of the Termination Event, Prometheus' and LFREI's standstill obligations would have terminated on January 11, 1999. However, on December 7, 1998, the Superior Court of the State of California, County of Orange issued an order in favor of LFREI's cross complaint concluding that their standstill obligations terminated as of April 1998.

     On December 18, 1998, Prometheus filed a lawsuit in the Delaware Chancery Court against the Company and two of our directors, Howard G. Phanstiel and John
A. Booty. The lawsuit seeks a determination that our annual meeting of stockholders held in June 1998 was invalid because we failed to reach a quorum and that, accordingly, the election of the named individual directors was invalid.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     Our Common Stock is listed and traded on the American Stock Exchange under the symbol "SRS." Prior to October 13, 1997, our common stock was listed on the NASDAQ National Market ("NASDAQ") under the symbol "ARVI." The following table sets forth, for the periods indicated, the high and low closing prices for our Common Stock.

                                                                             HIGH           LOW
FISCAL YEAR ENDED MARCH 31, 1997
  First Quarter                                  4/1/96--6/30/96             $20.25        $15.50
  Second Quarter                                 7/1/96--9/30/96             $17.00        $12.50
  Third Quarter                                  10/1/96--12/31/96           $15.25        $10.06
  Fourth Quarter                                 1/1/97--3/31/97             $11.63        $ 9.00
NINE-MONTH PERIOD ENDED DECEMBER 31, 1997
  First Quarter                                  4/1/97--6/30/97             $11.63        $ 8.06
  Second Quarter                                 7/1/97--9/30/97             $12.75        $10.25
  Third Quarter                                  10/1/97--12/31/97           $16.88        $12.50
YEAR ENDED DECEMBER 31, 1998
  First Quarter                                  1/1/98--3/31/98             $16.13        $12.88
  Second Quarter                                 4/1/98--6/30/98             $14.63        $10.63
  Third Quarter                                  7/1/98--9/30/98             $12.31        $ 6.38
  Fourth Quarter                                 10/1/98--12/31/98           $ 6.75        $ 2.75

     We do not currently pay dividends on our Common Stock and do not anticipate paying dividends in the foreseeable future. It is the present policy of our Board of Directors to retain earnings, if any, to finance the expansion of our business.

VOLATILITY OF STOCK PRICE

     Sales of substantial amounts of shares of Common Stock in the public market or the perception that those sales could occur could adversely affect the market price of the Common Stock and our ability to raise additional funds in the future in the capital markets. The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares of the Common Stock, variations in our operating results, changes in our earnings estimates and/or securities analysts, publicity regarding the industry or the Company and the adoption of new statutes or regulations (or changes in the interpretation of existing statutes or regulations) affecting the health care or real estate industries in general or the assisted living industry in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the shares of Common Stock.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS; ANTI-TAKEOVER MEASURES

     As of December 31, 1998, our Directors and executive officers and their affiliates beneficially own approximately 54.4% our outstanding shares of Common Stock (exclusive of unexercised options to purchase shares of Common Stock). As a result, these shareholders, acting together, would be able to significantly influence many matters requiring approval by our shareholders, including the election of Directors. Our articles of incorporation provide for authorized but unissued preferred stock, the terms of which may be fixed by our Board of Directors. As a result of Delaware General Corporation Law relating to the number of holders of Common Stock, our Board of Directors are classified and the holders of Common Stock are not permitted to cumulate votes. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

     In May 1998, we adopted a shareholders rights plan, under Delaware law, under which we have declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of our common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or more of our stock or announces a tender offer for 10% of the common stock. When exercisable, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of our common shares having a market value at the time of twice the Right's exercisable price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right's then-current exercise price, a number of our common shares having a market value at that time of twice the Right's exercise price. On October 21, 1998, we adopted an amendment to our shareholders rights plan, whereby if LFREI or its affiliates become the owner of 50 percent or more of our common stock, the rights of our shareholders under the rights plan become exercisable.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data has been derived from our audited consolidated financial statements as of December 31, 1998, and the year then ended; December 31, 1997, and the nine-month period then ended; and for each of the three fiscal years ended March 31, 1997. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K -- Financial Statements," along with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      NINE-MONTH
                                                        YEAR ENDED    PERIOD ENDED           FISCAL YEAR ENDED MARCH 31,
                                                        DECEMBER 31,   DECEMBER 31,    ---------------------------------------
                                                            1998          1997           1997           1996           1995
                                                        ------------  -------------    ---------      ---------      ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Assisted living community revenue                      $ 127,451      $  76,887      $  73,770      $  25,479      $   4,838
  Management fees                                            1,116            388          1,141          2,536          3,463
                                                         ---------      ---------      ---------      ---------      ---------
         Total revenue                                     128,567         77,275         74,911         28,015          8,301
                                                         ---------      ---------      ---------      ---------      ---------
Operating expenses:
  Assisted living community operating expense               81,256         49,411         45,595         16,395          3,201
  Assisted living community lease expense                   26,628         15,773         12,872          6,644            814
  General and administrative                                27,058         17,595          9,097          7,705          9,179
  Impairment loss                                           22,727             --             --             --             --
  Depreciation and amortization                              9,561          4,896          4,366          1,031            320
                                                         ---------      ---------      ---------      ---------      ---------
         Total operating expenses                          167,230         87,675         71,930         31,775         13,514
                                                         ---------      ---------      ---------      ---------      ---------
         Income (loss) from operations                     (38,663)       (10,400)         2,981         (3,760)        (5,213)
                                                         ---------      ---------      ---------      ---------      ---------
Other income (expense):
  Interest income                                            1,978          1,821          1,668          1,071            211
  Other income, net                                            229            321          1,402          2,203            833
  Gain (loss) on sale                                         (674)         5,511             --             --             --
  Interest expense                                          (7,958)        (4,568)        (5,470)        (1,362)          (171)
                                                         ---------      ---------      ---------      ---------      ---------
         Total other income (expense)                       (6,425)         3,085         (2,400)         1,912            873
                                                         ---------      ---------      ---------      ---------      ---------
  Income (loss) from continuing operations before
    income taxes                                           (45,088)        (7,315)           581         (1,848)        (4,340)
  Income tax expense (benefit)                                  54            484            297            233         (1,724)
                                                         ---------      ---------      ---------      ---------      ---------
  Income (loss) from continuing operations before
    minority interest in income of majority owned
    entities, discontinued operations and
    extraordinary item                                     (45,142)        (7,799)           284         (2,081)        (2,616)
Minority interest in income of majority owned
  entities                                                     839            773            783             --             --
                                                         ---------      ---------      ---------      ---------      ---------
Loss from continuing operations                            (45,981)        (8,572)          (499)        (2,081)        (2,616)
  Income (loss) from discontinued operations, net of
    income tax                                                  --        (13,563)          (889)         1,116           (383)
  Early extinguishment of debt, net of income tax               --             --           (386)            --             --
                                                         ---------      ---------      ---------      ---------      ---------
         Net loss                                          (45,981)       (22,135)        (1,774)          (965)        (2,999)
Preferred dividends declared                                    --             --             --            351            398
                                                         ---------      ---------      ---------      ---------      ---------
Net loss available for common shares(1)                  $ (45,981)     $ (22,135)     $  (1,774)     $  (1,316)     $  (3,397)
                                                         =========      =========      =========      =========      =========
Basic and diluted loss per common share:
  Loss from continuing operations                        $   (2.90)     $   (0.77)     $    (.05)     $    (.39)     $    (.61)
  Income (loss) from discontinued operations                    --          (1.21)          (.10)           .18           (.08)

  Loss from extraordinary item                                  --             --           (.04)            --             --
                                                         ---------      ---------      ---------      ---------      ---------
      Net loss                                           $   (2.90)     $   (1.98)     $    (.19)     $    (.21)     $    (.69)
                                                         =========      =========      =========      =========      =========
Weighted average common shares outstanding(1)               15,866         11,171          9,400          6,246          4,903
                                                         =========      =========      =========      =========      =========

                                                              DECEMBER 31,                       MARCH 31,
                                                        ---------------------      --------------------------------------
                                                           1998         1997          1997          1996           1995
                                                        --------      -------       -------       --------       --------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Assisted living units owned or leased (end of
  period)                                                  7,038         5,880         5,599         3,277           445
Assisted living units managed (end of period)                906           379           256         1,289         2,803
Weighted average occupancy of assisted living units
  (end of year)                                               84%           84%           87%           90%           92%
BALANCE SHEET DATA:
Working capital (deficit)                               $ 11,683      $ 75,279      $ 12,947      $ 10,014      $ (4,660)
Total assets                                             205,359       233,085       161,947        77,403        15,399
Long-term notes payable, excluding current portion        88,175        81,560        90,481        24,814         3,213
Series A Preferred Stock, convertible and
  Redeemable                                                  --            --            --         2,358         4,586
Total shareholders' equity (deficit)                      65,687       111,435        51,374        39,947        (3,536)

----------
(1) Net loss available for common shares reflects the effect of preferred stock dividends. Weighted average common shares outstanding give effect to the 1 for 3.04 reverse stock split which occurred upon the completion of the IPO Offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Selected Financial Data in Item 6 and the consolidated financial statements included in this Annual Report on Form 10-K set forth certain data with respect to our financial position, results of operations and cash flows that should be read in conjunction with the following discussion and analysis.

OVERVIEW

     We are a leading national provider of assisted and independent living services for the elderly. As of December 31, 1998, we operated 63 ALCs containing 7,944 units, including 39 Leased ALCs, 16 Owned ALCs and 8 Managed ALCs. Additionally, we are in various stages of construction and development on 7 ALCs with an anticipated total of 923 units.

     Since commencing operation of ALCs for our own account in April 1994, we embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. We focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they "age in place." During 1998, we acquired interests in 11 ALCs and one skilled nursing facility from Hillsdale Group, LP and their affiliates, and opened five newly constructed ALCs. The Hillsdale transaction substantially increased our presence in Northern and Southern California. As of December 31, 1998, a substantial portion of our business and operations are conducted in California, where 40 of the 63 ALCs we operated were located. We intend to continue to make California the primary focus of our clustering strategy. However, we do not intend to continue our historic growth rate in order to focus greater attention and resources on enhancing the profitability of our existing core operations and on leasing up new developments at a faster rate. In addition to acquiring and developing ALCs through direct ownership and the use of long-term leases, we plan to divest ALCs that do not expand or enhance one of our clusters or do not meet our financial objectives. In December 1998, our Board of Directors decided to sell the five owned ALCs and five land sites located outside of California.

     Newly opened ALCs are expected to incur operating losses until sufficient occupancy levels and operating efficiencies are achieved. Based upon historical experience, we believe that a typical community will achieve its targeted occupancy levels 12 - 18 months from the commencement of operations. Accordingly, we will require substantial amounts of liquidity to maintain the operations of newly opened ALCs. If sufficient occupancy levels are not achieved within reasonable periods, our results of operations, financial position and liquidity could be materially and adversely impacted.

     Effective March 23, 1999, Mr. Phanstiel's position as Chief Executive Officer terminated and he resigned as a member of the Board of Directors. Mr. Phanstiel will receive severance in the total amount of $1.0 million. The severance payment will be made in equal installments over a twelve month period, subject to certain acceleration provisions tied to the Company's liquidity or a change in control event.

     Effective March 17, 1999, Ms. Muldoon's position as Senior Vice President and General Counsel terminated. Ms. Muldoon will receive severance in the total amount of $185,000. The severance payment will be made in two installments, the first on March 29, 1999 and the second tied to the occurrence of certain events, but no later than May 31, 1999. Pursuant to a Consulting Agreement with the Company, Ms. Muldoon will serve as Special Counsel for the President for a period commencing on March 17, 1999, and terminating upon certain events but no later than May 31, 1999.

     Effective March 26, 1999, Douglas M. Pasquale, our President and Chief Operating Officer, was named our Chief Executive Officer, and on March 30, 1999, Abdo H. Khoury, our Vice President of Asset Strategy and Treasurer, was promoted to Senior Vice President and Chief Financial Officer.

EVENTS SUBSEQUENT TO DECEMBER 31, 1998

     On March 2, 1999, ARVP II obtained financing and, through its wholly owned subsidiary ARVP II, LLC, purchased the landlord' interest in four previously leases ALCs for approximately $14.3 million.

     As of March 18, 1999, we entered into purchase and sale agreements for these properties for approximately $32.3 million and on March 30, 1999, we completed the sale of three of five properties, with the remaining two properties anticipated to close during the second and third quarters of 1999.

THE YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997

     The following table sets forth a comparison of the year ended December 31, 1998 (the "1998 Year") and the nine-month period ended December 31, 1997 (the "1997 Period").

                                                                           FOR THE NINE-
(DOLLARS IN MILLIONS)                                      FOR THE YEAR     MONTH PERIOD
                                                               ENDED           ENDED
                                                            DECEMBER 31,     DECEMBER 31,    INCREASE/
                                                                1998            1997        (DECREASE)
                                                               ------          ------         ------
Revenue:
  Assisted living community revenue                            $127.5          $ 76.9           65.8%
  Management fees from affiliates and others                      1.1             0.4          187.6%
                                                               ------          ------         ------
          Total revenue                                         128.6            77.3           66.4%
                                                               ------          ------         ------
Operating expenses:
  Assisted living community operating expense                    81.3            49.4           64.4%
  Assisted living community lease expense                        26.6            15.8           68.8%
  General and administrative                                     27.0            17.6           53.8%
  Impairment loss                                                22.7              --         (100.0)%
  Depreciation and amortization                                   9.6             4.9           95.3%
                                                               ------          ------         ------
          Total operating expenses                              167.2            87.7           90.7%
                                                               ------          ------         ------
Loss from operations                                            (38.6)          (10.4)         271.8%
                                                               ------          ------         ------
Other income (expense):
  Interest income                                                 2.0             1.8            8.6%
  Other income, net                                               0.2             0.3          (28.7)%
  Gain (loss) on sale                                            (0.7)            5.5         (112.2)%
  Interest expense                                               (8.0)           (4.5)          74.2%
                                                               ------          ------         ------
          Total other income (expense)                           (6.5)            3.1         (308.3)%
                                                               ------          ------         ------
Loss from continuing operations before income taxes             (45.1)           (7.3)         516.4%
Income tax expense                                                0.1             0.5          (88.8)%
                                                               ------          ------         ------
Loss from continuing operations before minority
  interest in income of majority owned entities and
  discontinued operations                                       (45.2)           (7.8)         478.8%
Minority interest in income of majority owned entities            0.8             0.8            8.5%
                                                               ------          ------         ------
Loss from continuing operations                                 (46.0)           (8.6)         436.4%
Loss from operations of discontinued operations                    --           (13.5)         100.0%
                                                               ------          ------         ------
          Net loss                                             $(46.0)         $(22.1)         107.7%
                                                               ======          ======         ======

     The increase in assisted living community revenue is attributable to:

     o    the 1998 Year having 12 months as compared to 9 months in the 1997
          Period;

     o    the acquisition of seven Owned and Leased ALCs during the 1998 Year;

     o    the opening of five Leased ALCs during the 1998 Year;

     o the increase in average occupancy for all of our Owned and Leased ALCs to 85.7% for the 1998 Year as compared with 83.8% for the 1997 Period;

     o the increase in assisted living penetration to 43.5% for the 1998 Year as compared with 37.8% for the 1997 Period; and

     o the increase in average rate per occupied unit to $1,828 for the 1998 Year as compared with $1,679 for the 1997 Period.

     Management fees from affiliates and others increased due to:

     o the 1998 Year having 12 months as compared to 9 months in the 1997 Period; and

     o the increased number of management contracts to seven in the 1998 Year from three in the 1997 Period.

     Assisted living community operating expense increased due to:

     o    the 1998 Year having 12 months as compared to 9 months in the 1997
          Period;

     o    the acquisition of seven Owned and Leased ALCs during the 1998 Year;

     o    the opening of five Leased ALCs during the 1998 Year;

     o staffing requirements related to increased assisted living services provided; and

     o    increased wages of staff.

     The increase in assisted living community lease expense is primarily due to:

     o the 1998 Year having 12 months as compared to 9 months in the 1997 Period; and

     o the acquisition of two Leased ALCs and the opening of five Leased ALCs during the 1998 Year.

     General and administrative expenses increased due to the following:

     o    the 1998 Year having 12 months as compared to 9 months in the 1997
          Period;

     o expenses incurred in connection with the lawsuits with Kapson, Atria and LFREI;

     o    severance payments related to our changes in management personnel;

     o    investment banking fees; and

     o additional staffing necessary to accommodate the increased operations during the 1998 Year.

     Depreciation and amortization expenses increased due to:

     o the 1998 Year having 12 months as compared to 9 months in the 1997 Period; and

     o    the acquisition of seven Owned and Leased ALCs during the 1998 Year.

     Interest income increased due to 12 months included in the 1998 Year as compared to 9 months in the 1997 Period, offset by, lower average cash balances carried by us during the 1998 Year as compared to the 1997 Period.

     Other income remained constant for the 1998 Year as compared to the 1997 Period.

     The impairment loss is due to:

     o a $19.0 million write-down of five existing ALCs and five land sites held for sale that had carrying values in excess of fair market value; and

     o a $3.7 million impairment loss on existing ALCs which had projected future cash flows that were less than carrying value of the assets.

     Interest expense increased due to:

     o additional debt assumed in connection with the acquisition of two Owned ALCs during the 1998 Year; and

     o $1.5 million of interest rate lock and commitment fees incurred in connection with the failed refinance of the majority owned entities during the 1998 Year.

     Minority interest in income of majority owned entities increased due to:

     o    the 1998 Year having 12 months as compared to 9 months in the 1997
          Period;

     o in the 1997 Period we allocated losses from a limited liability corporation ("LLC") to the minority owner. We sold our interest in the LLC in December 1997; offset by:

     o interest rate lock and commitment fees paid by the majority owned entities during the 1998 Year.

     Loss from discontinued operations decreased as all expected future operating costs for our discontinued operations were recorded in the 1997 Period. No additional costs have been incurred during the 1998 Year.

THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED WITH THE FISCAL YEAR ENDED MARCH 31, 1997

The following table sets forth a comparison of the nine-month period ended December 31, 1997 (the "1997 Period") and the fiscal year ended March 31, 1997 ("Fiscal 1997").

 (DOLLARS IN MILLIONS)                                                FOR THE
                                                                     NINE-MONTH      FOR THE
                                                                    PERIOD ENDED   FISCAL YEAR
                                                                    DECEMBER 31,  ENDED MARCH 31,  INCREASE/
                                                                        1997          1997         (DECREASE)
                                                                      ------         ------         ------
Revenue:
  Assisted living community revenue                                   $ 76.9         $ 73.8            4.2%
  Management fees from affiliates and others                             0.4            1.1          (66.0)%
                                                                      ------         ------         ------
          Total revenue                                                 77.3           74.9            3.2%
                                                                      ------         ------         ------
Operating expenses:
  Assisted living community operating expense                           49.4           45.6            8.4%
  Assisted living community lease expense                               15.8           12.9           22.5%
  General and administrative                                            17.6            9.1           93.4%
  Depreciation and amortization                                          4.9            4.3           12.1%
                                                                      ------         ------         ------
          Total operating expenses                                      87.7           71.9           21.9%
                                                                      ------         ------         ------
Income (loss) from operations                                          (10.4)           3.0         (448.9)%
                                                                      ------         ------         ------
Other income (expense):
  Interest income                                                        1.8            1.7            9.2%
  Other income, net                                                      0.3            1.4          (77.1)%
  Gain (loss) on sale                                                    5.5             --          100.0%
  Interest expense                                                      (4.5)          (5.5)         (16.5)%
                                                                      ------         ------         ------
          Total other income (expense)                                   3.1           (2.4)         228.5%
                                                                      ------         ------         ------
Income (loss) from continuing operations before income taxes            (7.3)           0.6        (1359.0)%
Income tax expense                                                       0.5            0.3           63.0%
                                                                      ------         ------         ------
Income (loss) from continuing operations before minority
  interest in income of majority owned entities and
  discontinued operations                                               (7.8)           0.3        (2846.1)%
Minority interest in income of majority owned entities                   0.8            0.8           (1.3)%
                                                                      ------         ------         ------
Loss from continuing operations                                         (8.6)          (0.5)        1617.8%
Loss from operations of discontinued operations                        (13.5)          (0.9)        1425.6%
Loss from operations of discontinued operations                           --           (0.4)         100.0%
                                                                      ------         ------         ------
          Net loss                                                    $(22.1)        $ (1.8)        1147.7%
                                                                      ======         ======         ======

     The increase in assisted living community revenue is attributable to:

     o the addition of 9 Owned ALCs and 11 Leased ALCs during Fiscal 1997 which were operated for only a portion of Fiscal 1997 as opposed to the entire 1997 Period;

     o    the operations of three new Leased ALCs during the 1997 Period;

     o the increase in assisted living penetration to 37.8% for the 1997 Period as compared with 35.9% for Fiscal 1997;

     o the increase in average rate per occupied unit to $1,681 for the 1997 Period as compared with $1,527 for Fiscal 1997; offset by:

     o the 1997 Period having 9 months as compared to 12 months in Fiscal 1997; and

     o the decrease in average occupancy for all of our Owned and Leased ALCs to 84.7% for the 1997 Period as compared with 87.1% for Fiscal 1997.

     Management fees from affiliates and others decreased due to:

     o the purchase of controlling interests in two affiliated partnerships, in June and August 1996, that own or lease 11 ALCs which we previously managed; and

     o    the 1997 Period having 9 months as compared to 12 months in Fiscal
          1997.

     Assisted living community operating expense increased due to:

     o the addition of 9 Owned ALCs and 11 Leased ALCs during Fiscal 1997 which were operated for only a portion of Fiscal 1997 as opposed to the entire 1997 Period ;

     o    the operations of three new Leased ALCs during the 1997 Period;

     o staffing requirements related to increased assisted living services provided;

     o    increased wages of staff; offset by:

     o    the 1997 Period having 9 months as compared to 12 months in Fiscal
          1997.

    The increase in assisted living community lease expense is primarily due to:

     o the addition of 11 Leased ALCs during Fiscal 1997 which were operated for only a portion of Fiscal 1997 as opposed to the entire 1997 Period;

     o    the operations of three new Leased ALCs during the 1997 Period; offset by:

     o    the 1997 Period having 9 months as compared to 12 months in Fiscal
          1997.

     General and administrative expenses increased due to the following:

     o expenses incurred in connection with our successful proxy fight with Emeritus during the 1997 Period;

     o severance costs related to the retirement of three senior executives during the 1997 Period;

     o the write-off of certain costs incurred in the failed conversion of our accounting system;

     o    costs incurred related to the development of our strategic plan; and

     o additional staffing necessary to accommodate the increased operations during the 1997 Period; offset by:

     o    the 1997 Period having 9 months as compared to 12 months in Fiscal
          1997.

     Depreciation and amortization expenses increased due to:

     o the addition of 9 Owned ALCs and 11 Leased ALCs during Fiscal 1997 which were operated for only a portion of Fiscal 1997 as opposed to the entire 1997 Period ;

     o    the operations of three new Leased ALCs during the 1997 Period; offset by:

     o    the 1997 Period having 9 months as compared to 12 months in Fiscal
          1997.

     Interest income increased due to higher cash balances available for investment during the 1997 Period offset by the 1997 Period having 9 months as compared to 12 months in Fiscal 1997. The increase in cash was due to the Prometheus Transactions.

     Gain on sale represents the gain on the sale of our 50 percent interest in two limited liability companies, which owned one ALC and one development site during December 1997.

     Interest expense decreased due to the 1997 Period having 9 months as compared to 12 months in Fiscal 1997.

     Minority interest in income of majority owned entities remained constant between periods despite the 1997 Period having 9 months as compared to 12 months in Fiscal 1997.

     Losses from discontinued operations reflect the operations of GeriCare and the Apartment Group, both of which we are currently in the process of disposing. While developing the plan to dispose of these assets, we determined that the fair value less selling costs of each was less than their current carrying cost. In addition, it was determined that we will have to provide capital to fund current operations and projected permanent financing deficits. During the 1997 Period, we provided $2.0 million and $8.6 million for the cost of disposing of GeriCare and the Apartment Group, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our unrestricted cash and cash equivalents balances were $11.9 million and $102.8 million at December 31, 1998 and 1997, respectively.

     Working capital decreased to $11.7 million as of December 31, 1998, compared to working capital of $75.3 million at December 31, 1997, resulting primarily from the acquisition of five owned, two leased ALCs and four management contracts from the Hillsdale Group and its affiliates during 1998.

     During the 1998 Year cash used in operations was $13.0 million compared to $7.4 million during the 1997 Period and cash provided by operating activities of $0.9 million in Fiscal 1997.

     The cash used in operating activities during the 1998 Year was a result of:

     o    our net loss of $46.0 million;

     o $3.4 million of cash used in operating activities of discontinued operations; offset by:

     o    non-cash charges of:

               - $22.7 million loss recorded for impairment of long-lived assets;

               -    $9.6 million of depreciation and amortization expense;

               - $0.8 million of minority interest in income of majority owned entities;

               - $0.7 million of losses recorded on properties sold to our development joint ventures;

               -    $0.6 million of provisions for doubtful accounts.

     o    $2.0 million increase in net liabilities.

     The cash used in operating activities during the 1997 Period was a result of:

     o    our net loss of $22.1 million;

     o $4.3 million of cash used in operating activities of discontinued operation;

     o $5.5 million of non-cash gain from the sale of our 50% interest in two LLCs; offset by:

     o    non-cash charges of:

               -    $13.6 million loss related to discontinued operations;

               -    $4.9 million of depreciation and amortization expense;

               - $0.8 million of minority interest in income of majority owned entities;

               -    $0.6 million of provisions for doubtful accounts.

     o    $4.6 million increase in net liabilities.

     The cash provided by operating activities during Fiscal 1997 was a result of:

     o    our net loss of $1.8 million;

     o $2.7 million of cash used in operating activities of discontinued operations;

     o    $1.3 million increase in net assets; offset by:

     o    non-cash charges of:

               - $0.9 million loss recorded for reserves related to discontinued operations;

               -    $4.4 million of depreciation and amortization expense;

               - $0.8 million of minority interest in income of majority owned entities;

               - $0.4 million of extraordinary loss from early extinguishment of debt;

               -    $0.2 million of provisions for doubtful accounts.


      For the 1998 Year cash used in investing activities was $78.1 million as compared with cash provided by investing activities of $11.9 million during the 1997 Period and cash used in investing activities of $59.3 million during Fiscal 1997.

     The cash used in investing activities during the 1998 Year was a result of:

     o $71.7 million related to the acquisition of five Owned ALCs, two Leased ALCs and four management contracts;

     o    $12.3 million of purchases of property, furniture and equipment;

     o $1.3 million of payments to increase cash security deposits on our leased ALCs;

     o $0.7 million for costs associated with development properties, investments in joint ventures and a deposit related to the purchase of additional ALCs; offset by:

     o $7.2 million of net proceeds received from the sale of two Owned ALCs and two land sites to our development joint ventures; and

     o $0.7 million distribution received from our investment in Senior Income Fund LP.

     The cash provided by investing activities during the 1997 Period was a result of:

     o    $24.2 million from the sale of our 50% interests in two LLCs;

     o $3.6 million distributions received from our investment in Senior Income Fund LP;

     o    $1.9 million of proceeds from the sale and leaseback of communities;

     o $1.7 million release of restricted cash as collateral for letters of credit pledged as security deposits of Leased ALCs; offset by:

     o    $18.6 million of purchases of property, furniture and equipment;

     o    $0.5 million for the purchase of units in Senior Income Fund LP;

     o $0.3 million of payments to increase cash security deposits on our leased ALCs; and

     o    $0.1 million for costs associated with development properties;

     The cash used in investing activities during Fiscal 1997 was a result of:

     o    $73.9 million of purchases of property, furniture and equipment;

     o    $18.6 million of purchases of limited partnership units; offset by:

     o    $29.1 million of proceeds from the sale/leaseback of four ALCs;

     o $3.0 million release of restricted cash as collateral for letters of credit pledged as security deposits of Leased ALCs;

     o    $0.9 million release of cash security deposits on our leased ALCs; and

     o $0.2 million for a refund of costs associated with development properties.

     For the 1998 Year cash provided by financing activities was $0.2 million as compared to $82.6 during the 1997 Period and $66.7 million during Fiscal 1997.

     The cash provided by financing activities during the 1998 Year was a result of:

     o    $4.4 million additional draw on a note payable;

     o    $0.2 million of proceeds received from issuance of common stock;
          offset by:

     o $2.6 million for issuance costs associated with our conversion of the Prometheus Notes;

     o $0.8 million of distributions paid to our minority partners in certain majority owned entities;

     o    $0.7 million of repayments of notes payable;

     o    $0.3 million of payments for loan and line of credit fees.

     The cash provided by financing activities during the 1997 Period was a result of:

     o    $60.0 million proceeds from the issuance of the Prometheus Notes;

     o $24.8 million of proceeds received from issuance of common stock, net of issuance costs; offset by:

     o    $1.5 million of repayments of notes payable; and

     o    $0.7 million of distributions paid from our majority owned entities.


     The cash provided by financing activities during Fiscal 1997 was a result of:

     o $55.2 million of proceeds from the issuance of the 2006 Notes, net of issuance costs;

     o    $31.1 million of borrowings under notes payable;

     o $0.7 million of proceeds received from issuance of common stock, net of issuance costs; offset by:

     o $18.6 million of repayments of notes payable and the redemption of the 1999 Notes; and

     o    $1.7 million of repurchases of convertible subordinated notes.

     On June 24, 1996, we obtained a $35 million commitment from Bank United of Texas for the construction or acquisition of ALCs. The terms of the commitment provide for interest at 2.75% over the thirty day LIBOR rate. Of the commitment, a $20 million sub-limit has been established for the construction of ALCs. As of December 31, 1998, we had outstanding indebtedness of $8.8 million used as mortgage financing of existing ALCs. Additionally, we had guaranteed a $7.7 million loan borrowed by an Affiliated Partnership for the construction of a new ALC.

     On September 10, 1996, we obtained a $10 million revolving line of credit with Imperial Bank to be used for acquisition, development, the provision of letters of credit and general corporate purposes. Advances under this line of credit are priced at the Imperial Bank prime rate plus 0% to .5% or LIBOR plus 2.0% to 2.5% based upon our achievement of financial ratios. On November 10, 1998, Imperial amended the line of credit agreement to require that we provide collateral for outstanding standby letter of credit obligations. In return for this modification, Imperial removed all debt service covenants and reduced the required minimum net worth and minimum current ratio requirements through June 30, 1999, the last quarterly measurement date under the existing line of credit agreement. While there can be no assurances that we will be able to comply with these reduced financial covenant requirements, we believe that we will be able to comply with the modified covenants through maturity of the agreement. As of December 31, 1998, we had used $4.4 million of this line of credit for the provision of letters of credit used as Leased ALC security deposits. The line of credit is collateralized by an owned ALC.

     We believe that our existing liquidity, ability to sell ALCs and land sites which do not meet our financial objectives or geographic clustering strategy, and ability to refinance certain Owned ALCs and investments will provide adequate resources to meet our current operating and investing needs and support our current growth plans for the next 12 months. We do not currently generate sufficient cash from operations to fund recurring working capital requirements. We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our growth strategy, including the acquisition and development of ALCs as well as other capital expenditures and to provide additional funds to meet increased working capital requirements.

YEAR 2000

General

     We use computer programs that were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this was to occur with any of our computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. We have developed a comprehensive program to test and modify our information technology to address the Year 2000 Issue. We believe that our program is on schedule for completion by the end of 1999, and that there will be no material impact on our business, results of operations, financial position or liquidity as a result of Year 2000 Issues.

Program

     Our program is focused on the following three main projects:

     o information technology infrastructure - all of our hardware and software systems;

     o community maintenance - community specific systems, including alarms (security, fire and emergency call), elevator, phone, HVAC, and other systems; and

     o    third party suppliers/vendors.

     For each component, we are addressing the Year 2000 Issues in the following six phases:

     o    taking inventory of systems with potential Year 2000 Issues;

     o    assigning priorities to systems identified with Year 2000 Issues;

     o    assessing items which may have a material effect on our operations;

     o    testing items assessed as material;

     o    replacing or repairing material non-compliant items; and

     o    designing and implementing business continuation plans.

     We have initiated communications with the third-party providers of certain of our administrative services, as well as our significant suppliers of services and products, to determine the extent to which we are vulnerable to those parties' failures to remediate their own Year 2000 Issues. We completed our evaluation of those suppliers during the third quarter of 1998. We do not presently believe that third party Year 2000 issues will have a material adverse effect on us. However, there can be no guarantee that the systems of other companies on which our operations or systems rely will be remedied on a timely basis or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on us.

 Costs

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

Risks

     We believe that our Year 2000 program will be completed by the end of the second quarter of 1999. Our program's schedule is based on a number of factors and assumptions, such as:

     o    the accuracy and completeness of responses to our inquiries; and

     o    the availability of skilled personnel to complete the program.

     Our program's schedule could be adversely impacted if any of the factors and assumptions is incorrect. The failure to correct a material Year 2000 Issue could result in an interruption in our normal business operations. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and our inability to implement such changes could have a material adverse effect on our business, operating results, and financial condition.

     We intend to determine if contingency plans are needed for any aspect of our business with respect to Year 2000 Issues (including most likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the second quarter of 1999.

IMPACT OF INFLATION AND CHANGING PRICES

     Operating revenue from ALCs we operate is the primary source of our revenue. These ALCs are affected by rental rates which are highly dependent upon market conditions and the competitive environments where the communities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance we will be able to continue to do so, we have been able historically to offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized start-up or organizational costs. We plan to adopt the provisions of SOP 98-5 in the first quarter of 1999. The carrying amounts of capitalized start-up costs are approximately $1.3 million as of December 31, 1998.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate performance and make resource allocation decisions on a community by community basis. Accordingly, each community is considered an "operating segment" under SFAS 131. However, SFAS 131 did not have an impact on the financial statements because the communities have similar economic characteristics, as defined by SFAS 131, and meet the criteria for aggregation into one "reportable segment".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 1998. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $340,000.

     The table below details the principal amount and the average interest rates of notes payable in each category based upon the expected maturity dates. The fair value estimates for notes payable are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of re-pricing of this debt. Our fixed rate debt consists of convertible subordinated notes payable and mortgage payables. The fixed rate debt bears interest at rates that approximate current market value.

                             EXPECTED MATURITY DATA

                                                                                                           Fair
                            1999      2000      2001       2002       2003     Thereafter       Total      Value
                          --------   ------    ------    -------     ------    ----------      -------    -------
                                                      (DOLLARS IN THOUSANDS)

Fixed rate debt .......  $12,362      $ 459    $ 166     $   179     $ 194      $62,522        $75,882     $75,882
Average interest rate ..    9.35%      9.04%    7.86%       7.86%     7.86%        6.84%

Variable rate debt ..... $ 9,307      $ 578    $ 602     $18,989     $ 234      $ 4,252        $33,962     $33,962
Average interest rate ..    8.30%      8.40%    8.39%       8.24%     8.50%        8.50%

     We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operation or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and the Independent Auditors' Report are listed at Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by these Items is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year covered by this Report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of the report:

     (1) Financial Statements. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                        PAGE
                                                        ----
Independent Auditors' Report                            F-1
Consolidated Balance Sheets                             F-2
Consolidated Statements of Operations                   F-3
Consolidated Statements of Shareholders' Equity         F-4
Consolidated Statements of Cash Flows                   F-5
Notes to Consolidated Financial Statements              F-7

     (2) Financial Statement Schedules. Schedule II-Valuation and Qualifying Accounts. Other Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K. We filed the following reports with the Securities and Exchange Commission ("SEC") on Form 8-K during the quarter ended December 31, 1998:

     (1) Our current report on Form 8-K filed with the SEC on December 10, 1998 reported under Item 5, concerning the ruling from the Superior Court of the State of California in favor of LFREI on their cross-complaint against us, concluding that the standstill obligations under the stockholders agreement with us terminated as of April 1998.

(c) EXHIBITS: The following exhibits are filed as part of, or incorporated by reference into this report on Form 10-K:

    EXHIBIT
    NUMBER                                 DESCRIPTION
    ------                                 -----------
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

      3.2 By-laws of ARV Delaware, Inc., as amended, incorporated by reference to our 8-K filed October 21, 1998.

      4.1         Rights Agreement, dated May 14, 1998, between ARV Assisted
                  Living Inc., and ChaseMellon Shareholder Services LLC which includes the form of Certificate of Determination of the Series D Junior Participating Preferred Stock of ARV Assisted
                  Living, Inc. as Exhibit A, the form of Right Certificate as
                  Exhibit B, and the Summary of Rights to Purchase Preferred
                  Shares as Exhibit C, incorporated by reference to our 10-Q filed with the Securities and Exchange Commission on May 15, 1998.

      4.2         First Amendment to the Right Agreement, dated October 21,
                  1998, by and between ARV Assisted Living Inc., and ChaseMellon
                  Shareholder Services LLC, incorporated by reference to our *-K filed October 21, 1998.

      10.1        Purchase and Sale Agreement by and between 270 Center
                  Associates, Limited Partnership and ARV Assisted Living, Inc.
                  dated as of February 12, 1998, incorporated by reference to
                  Exhibit 10.1 to our 8-K filed with the Securities and Exchange
                  Commission on May 11, 1998.

      10.2        Amendment to Purchase and Sale Agreement by and between 270
                  Center Associated, Limited Partnership and ARV Assisted
                  Living, Inc. dated as of March 2, 1998, incorporated by reference to Exhibit 10.2 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.3        Second Amendment to Purchase and Sale Agreement by and between
                  270 Center Associated, Limited Partnership and ARV Assisted
                  Living, Inc. dated as of April 10, 1998, incorporated by reference to Exhibit 10.3 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.4        Purchase and Sale Agreement by and between TH Group, Inc. and
                  ARV Assisted Living, Inc. dated as of February 12, 1998, incorporated by reference to Exhibit 10.4 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.5        Amendment to Purchase and Sale Agreement by and between TH
                  Group, Inc. and ARV Assisted Living, Inc. dated as of March 2,
                  1998, incorporated by reference to Exhibit 10.5 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.6        Second Amendment to Purchase and Sale Agreement by and between
                  TH Group, Inc. and ARV Assisted Living, Inc. dated as of April
                  10, 1998, incorporated by reference to Exhibit 10.6 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.7        Purchase and Sale Agreement by and between The Hillsdale
                  Group, LP and ARV Assisted Living, Inc. dated as of February
                  12, 1998, incorporated by reference to Exhibit 10.7 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.8        Amendment to Purchase and Sale Agreement by and between The
                  Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of
                  March 2, 1998, incorporated by reference to Exhibit 10.8 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.9        Second Amendment to Purchase and Sale Agreement by and between
                  The Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of April 6, 1998, incorporated by reference to Exhibit 10.9 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.10 Executive Employment Agreement, dated December 5, 1997, by and between ARV Assisted Living, Inc. and Howard G. Phanstiel, incorporated by reference to our 10-Q filed with the Securities and Exchange Commission on August 14, 1998.

      10.11       Amendment to Executive Employment Agreement, effective
                  December 5, 1997, by and between ARV Assisted Living, Inc. and
                  Howard G. Phanstiel, incorporated by reference to our 10-Q filed with the Securities and Exchange Commission on August
                  14, 1998.

      10.12       Executive Employment Agreement, as amended, dated June 1,
                  1998, by and between ARV Assisted Living, Inc. and Douglas M.
                  Pasquale, incorporated by reference to our 10-Q filed with the Securities and Exchange Commission on August 14, 1998.

      10.13 Employment Agreement, as amended, dated June 15, 1998, by and between ARV Assisted Living, Inc. and Patricia J. Gifford, MD, incorporated by reference to our 10-Q filed with the Securities and Exchange Commission on August 14, 1998.

      10.11 Note dated as of October 30, 1997, by the Company in favor of Prometheus, incorporated by reference to Exhibit 6 to the Amendment No. 2 to Schedule 13D filed by Prometheus and LFREI on November 7, 1997.

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

      23          Consent of KPMG LLP.

      27          Financial Data Schedule.

      99.1        Complaint in ARV Assisted Living, Inc. v. Lazard Freres Real
                  Estate Investors LLC, et al., case no. 787788, incorporated by reference to our 8-K filed with the Securities and Exchange
                  Commission on May 26, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARV ASSISTED LIVING, INC.

                                       By: /s/ DOUGLAS M. PASQUALE
                                           -------------------------------------
                                                 Douglas M. Pasquale
                                           President and Chief Executive Officer

                                       Date: March 31, 1999

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                  TITLE                                  DATE
             ---------                                  -----                                  ----
      /s/ DOUGLAS M. PASQUALE                President and Chief Executive Officer       March 31, 1999
---------------------------------------
        Douglas M. Pasquale

        /s/ ABDO H. KHOURY                   Senior Vice President and Chief             March 31, 1999
---------------------------------------      Financial Officer
            Abdo Khoury

         /s/ JOHN A. BOOTY                   Director                                    March 31, 1999
---------------------------------------
           John A. Booty

       /s/ DAVID P. COLLINS                  Director                                    March 31, 1999
---------------------------------------
         David P. Collins

       /s/ MAURICE J. DEWALD                 Director                                    March 31, 1999
---------------------------------------
         Maurice J. DeWald

       /s/ ROBERT P. FREEMAN                 Director                                    March 31, 1999
---------------------------------------
         Robert P. Freeman

        /s/ MURRY N. GUNTY                   Director                                    March 31, 1999
---------------------------------------
          Murry N. Gunty

       /s/ KENNETH M. JACOBS                 Director                                    March 31, 1999
---------------------------------------
         Kenneth M. Jacobs

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
ARV Assisted Living, Inc.:

     We have audited the accompanying consolidated balance sheets of ARV Assisted Living, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule described in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARV Assisted Living, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                              /s/  KPMG LLP

Orange County, California
March 31, 1999

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                  1998               1997
                                                                                ---------          ---------
Current assets:
  Cash and cash equivalents                                                     $  11,885          $ 102,776
  Fees receivable and other amounts due from affiliates                               757                211
  Prepaids and other current assets                                                 5,847              4,280
  Properties held for sale, net                                                    35,211                 --
                                                                                ---------          ---------
          Total current assets                                                     53,710            107,267
Property, furniture and equipment                                                 105,679            117,557
Goodwill, net                                                                      23,165                 --
Other non-current assets                                                           22,805              7,027
Net non-current assets from discontinued operations                                    --              1,234
                                                                                ---------          ---------
                                                                                $ 205,359          $ 233,085
                                                                                =========          =========

Current liabilities:
  Accounts payable                                                              $   5,142          $   6,696
  Accrued liabilities                                                              11,644              7,864
  Notes payable, current portion                                                   21,669              9,388
  Accrued interest payable                                                          1,677              1,482
  Net current liabilities from discontinued operations                              1,895              6,558
                                                                                ---------          ---------
          Total current liabilities                                                42,027             31,988
Lease liabilities                                                                   1,346                565
Deferred revenue, less current portion                                                934                369
Notes payable, less current portion                                                88,175             81,560
                                                                                ---------          ---------
                                                                                  132,482            114,482
                                                                                ---------          ---------
Commitments and contingent liabilities

Minority interest in majority owned entities                                        7,190              7,168

Series A Preferred stock, convertible and redeemable; 2,000 shares
  authorized, none issued or outstanding at December 31, 1998 and 1997                 --                 --
Shareholders' equity:
  Preferred stock, no par value. 8,000 shares authorized, none issued
     and outstanding                                                                   --                 --
  Common stock, no par value. 100,000 shares authorized; 15,873 and
   15,848 shares issued and outstanding at December 31, 1998 and 1997,
   respectively                                                                   143,178            142,945
  Accumulated deficit                                                             (77,491)           (31,510)
                                                                                ---------          ---------
          Total shareholders' equity                                               65,687            111,435
                                                                                ---------          ---------
                                                                                $ 205,359          $ 233,085
                                                                                =========          =========

          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE YEAR ENDED DECEMBER 31, 1998, THE NINE-MONTH PERIOD ENDED
           DECEMBER 31, 1997 AND THE FISCAL YEAR ENDED MARCH 31, 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        NINE-MONTH         FISCAL YEAR
                                                                     YEAR ENDED        PERIOD ENDED           ENDED
                                                                     DECEMBER 31,       DECEMBER 31,        MARCH 31,
                                                                        1998                1997               1997
                                                                      ---------          ---------          ---------
Revenue:
  Assisted living community revenue:
     Rental revenue                                                   $ 103,402          $  64,411          $  63,475
     Assisted living and other services                                  24,049             12,476             10,295
  Management fees from others                                               374                 --                 --
  Management fees from affiliates                                           742                388              1,141
                                                                      ---------          ---------          ---------
          Total revenue                                                 128,567             77,275             74,911
                                                                      ---------          ---------          ---------
Operating expenses:
  Assisted living community operating expense                            81,256             49,411             45,595
  Assisted living community lease expense                                26,628             15,773             12,872
  General and administrative                                             27,058             17,595              9,097
  Impairment loss                                                        22,727                 --                 --
  Depreciation and amortization                                           9,561              4,896              4,366
                                                                      ---------          ---------          ---------
          Total operating expenses                                      167,230             87,675             71,930
                                                                      ---------          ---------          ---------
Income (loss) from operations                                           (38,663)           (10,400)             2,981
                                                                      ---------          ---------          ---------
Other income (expense):
  Interest income                                                         1,978              1,821              1,668
  Other income, net                                                         229                321              1,402
  Gain (loss) on sale of properties                                        (674)             5,511                 --
  Interest expense                                                       (7,958)            (4,568)            (5,470)
                                                                      ---------          ---------          ---------
          Total other income (expense)                                   (6,425)             3,085             (2,400)
                                                                      ---------          ---------          ---------
Income (loss) from continuing operations before income
  taxes                                                                 (45,088)            (7,315)               581
Income tax expense                                                           54                484                297
                                                                      ---------          ---------          ---------
Income (loss) from continuing operations before minority
  interest in income of majority owned entities,
  discontinued operations, and extraordinary item                       (45,142)            (7,799)               284
Minority interest in income of majority owned entities                      839                773                783
                                                                      ---------          ---------          ---------
Loss from continuing operations                                         (45,981)            (8,572)              (499)
Loss  from  operations  of  discontinued  operations,  net of income tax expense (benefit) of $0, $1,580, and ($96) for the year ended  December 31, 1998, nine-month period ended
  December 31, 1997 and the fiscal year ended March 31,
  1997, respectively                                                         --            (13,563)              (889)
Extraordinary loss from early extinguishment of debt, net
  of income tax benefit of $231                                              --                 --               (386)
                                                                      ---------          ---------          ---------
          Net loss                                                    $ (45,981)         $ (22,135)         $  (1,774)
                                                                      =========          =========          =========
Basic and diluted loss per common share:
  Loss from continuing operations                                     $   (2.90)         $   (0.77)         $    (.05)
  Loss from discontinued operations                                          --              (1.21)              (.10)
  Loss from extraordinary item                                               --                 --               (.04)
                                                                      ---------          ---------          ---------
          Net loss                                                    $   (2.90)         $   (1.98)         $    (.19)
                                                                      =========          =========          =========
Weighted average common shares outstanding                               15,866             11,171              9,400
                                                                      =========          =========          =========



          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
       FOR THE YEAR ENDED DECEMBER 31, 1998, THE NINE-MONTH PERIOD ENDED
           DECEMBER 31, 1997 AND THE FISCAL YEAR ENDED MARCH 31, 1997
                                 (IN THOUSANDS)


                                                              COMMON STOCK
                                                      ---------------------------         ACCUMULATED
                                                        SHARES            AMOUNT             DEFICIT             TOTAL
                                                      ---------         ---------         ------------           -----
Balance at March 31, 1996                                 8,309         $  47,548          $  (7,601)         $  39,947
Issuance of common stock, net of issuance
  costs of $1,572                                         1,346            13,201                 --             13,201
Net loss                                                     --                --             (1,774)            (1,774)
                                                      ---------         ---------          ---------          ---------
Balance at March 31, 1997                                 9,655            60,749             (9,375)            51,374
Issuance of common stock, net issuance cost
  of $4,792                                               6,193            82,196                 --             82,196
Net loss                                                     --                --            (22,135)           (22,135)
                                                      ---------         ---------          ---------          ---------
Balance at December 31, 1997                             15,848           142,945            (31,510)           111,435
Issuance of common stock                                     25               233                 --                233

Net loss                                                     --                --            (45,981)           (45,981)
                                                      ---------         ---------          ---------          ---------
Balance at December 31, 1998                             15,873         $ 143,178          $ (77,491)         $  65,687
                                                      =========         =========          =========          =========


          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEAR ENDED DECEMBER 31, 1998, THE NINE-MONTH PERIOD ENDED
           DECEMBER 31, 1997 AND THE FISCAL YEAR ENDED MARCH 31, 1997
                                 (IN THOUSANDS)

                                                                                                     NINE-MONTH       FISCAL YEAR
                                                                                   YEAR ENDED       PERIOD ENDED          ENDED
                                                                                   DECEMBER 31,      DECEMBER 31,       MARCH 31,
                                                                                      1998              1997               1997
                                                                                    --------          --------          --------
Cash flows provided by (used in) operating activities:
  Net loss                                                                          $(45,981)         $(22,135)         $ (1,774)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Impairment losses                                                                 22,727                --                --
    Loss from discontinued operations                                                     --            13,563               889
    Loss (gain) on sale of properties                                                    674            (5,511)               --
    Extraordinary loss from early extinguishment of debt                                  --                --               386
    Depreciation and amortization                                                      9,561             4,896             4,366
    Provision for doubtful accounts and discontinued project costs                       644               597               163
    Minority interest in income of majority owned entities                               839               773               783
    Other                                                                                (35)             (277)              (90)
    Changes in assets and liabilities, net of acquisitions:
      (Increase) decrease in:
      Fees receivable and other amounts due from affiliates                             (546)              300              (141)
      Deferred tax asset                                                                  --               518              (290)
      Prepaids and other assets                                                       (1,743)              (63)           (4,439)
      Other non-current assets                                                        (1,382)               --                --
    Increase (decrease) in:
      Accounts payable and accrued liabilities                                         4,734             4,329             2,438
      Deferred revenue                                                                    --              (166)             (484)
      Accrued interest payable                                                           195              (459)            1,811
      Lease concessions                                                                  781               565                --
      Due to affiliates                                                                   --               (40)              (22)
                                                                                    --------          --------          --------
        Net cash provided by (used in) operating activities of continuing
          Operations                                                                  (9,532)           (3,110)            3,596
        Net cash provided by (used in) operating activities of discontinued
          Operations                                                                  (3,429)           (4,328)           (2,681)
                                                                                    --------          --------          --------
        Net cash provided by (used in) operating activities                          (12,961)           (7,438)              915
                                                                                    --------          --------          --------
Cash flows provided by (used in) investing activities:
  Acquisition of Hillsdale communities                                               (71,709)               --                --
  Payments of deferred project costs                                                    (258)             (128)              198
  Increase in investments in real estate held for sale                                    --                --            (3,769)
  Additions to property, furniture and equipment                                     (12,251)          (18,619)          (70,115)
  (Increase) decrease in leased property security deposits                            (1,286)             (282)              879
  (Increase) decrease in restricted cash                                                  --             1,706             3,003
  Proceeds from sale and leaseback of communities                                         --             1,871            29,052
  Purchase of limited partnership interests                                               --              (524)          (18,542)
  Proceeds from sale of LLC interests                                                     --            24,253                --
  Proceeds from sale of communities to joint venture                                   7,249                --                --
  Distributions received from limited partnership                                        660             3,570                --
  Other                                                                                 (527)               --                41
                                                                                    --------          --------          --------
        Net cash provided by (used in) investing activities                          (78,122)           11,847           (59,253)
                                                                                    --------          --------          --------

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
       FOR THE YEAR ENDED DECEMBER 31, 1998, THE NINE-MONTH PERIOD ENDED
           DECEMBER 31, 1997 AND THE FISCAL YEAR ENDED MARCH 31, 1997
                                 (IN THOUSANDS)

                                                                                                     NINE-MONTH        FISCAL YEAR
                                                                                  YEAR ENDED        PERIOD ENDED          ENDED
                                                                                  DECEMBER 31,       DECEMBER 31,        MARCH 31,
                                                                                    1998                1997               1997
                                                                                  ---------          ---------          ---------
Cash flows provided by financing activities:
  Proceeds from issuance of common stock, net of issuance costs                         233             24,806                739
  Borrowings under notes payable                                                      4,350                 --             31,081
  Repayments of notes payable                                                          (704)            (1,560)           (18,633)
  Proceeds from convertible subordinated notes, net of issuance costs                    --             60,000             55,195
  Distributions paid from majority owned entities                                      (817)              (688)                --
  Repurchase of convertible subordinated notes                                           --                 --             (1,689)
  Payment of costs associated with the conversion of subordinated notes              (2,610)                --                 --
  Other                                                                                (260)                --                 --
                                                                                  ---------          ---------          ---------
        Net cash provided by financing activities                                       192             82,558             66,693
                                                                                  ---------          ---------          ---------
        Net increase (decrease) in cash and cash equivalents                        (90,891)            86,967              8,355
Cash and cash equivalents at beginning of period                                    102,776             15,809              7,454
                                                                                  ---------          ---------          ---------
Cash and cash equivalents at end of period                                        $  11,885          $ 102,776          $  15,809
                                                                                  =========          =========          =========
  Supplemental schedule of cash flow information: Cash paid
    during the year for:
      Interest                                                                    $   9,097          $   6,351          $   4,481
                                                                                  =========          =========          =========
      Income taxes                                                                $      54          $      14          $     671
                                                                                  =========          =========          =========
  Supplemental schedule of non-cash investing and financing
    activities:
    Assumption of debt in connection with the Hillsdale acquisition               $  15,250          $      --          $      --
    Financing of leased property security deposits                                    2,625                 --                 --
    Accrual of costs associated with the conversion of subordinated notes                --              2,610                 --
    Conversion of convertible subordinated notes to common stock                         --             60,000             10,106
    Minority interests in majority owned entities                                        --                 --              7,141
    Conversion of preferred stock to common stock                                        --                 --              2,356
    Acquisition of SynCare                                                               --                 --                485



          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1998 AND 1997 AND MARCH 31, 1997

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

     ARV Assisted Living, Inc. and subsidiaries (the "Company") own, operate, acquire and develop assisted living communities that provide housing to senior citizens, some of whom require assistance with the activities of daily living such as bathing, dressing and grooming.

     At December 31, 1998, we operated 63 assisted living communities ("ALCs") in 11 states including 16 which we own ("Owned ALCs"), 39 which we operate pursuant to long-term operating leases ("Leased ALCs") and eight in which we serves as the property manager ("Managed ALCs"). Forty of the ALCs are located in California with other concentrations in Florida, Texas, the Midwest and the Northeast. We also managed three senior apartment communities, and 17 affordable senior and multifamily apartments (the "Apartment Group"), in 15 of which we serve as the general partner. However, in December 1997, our Board of Directors adopted a plan to the discontinue the operations of the Apartment Group.

Change in Fiscal Year

     We changed our fiscal year end to December 31, from March 31, effective with the period ending December 31, 1997.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which we have controlling interests, have been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

     In the preparation of our financial statements in conformity with generally accepted accounting principles, we have made estimates and assumptions that affect the following:

     o reported amounts of assets and liabilities at the date of the financial statements;

     o disclosure of contingent assets and liabilities at the date of the financial statements; and

     o    reported amounts of revenues and expenses during the reporting period.

     Actual results could differ from those estimates.

Stock-Based Compensation

     During the fiscal year ended March 31, 1997, we adopted Statement of Financial Accounting Standards 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires disclosure of the fair value and other characteristics of stock options. We have chosen under the provisions of SFAS 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Consequently, compensation related to stock options is measured as the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, we issue options to employees with a grant price equal to the market value of our common stock on the grant date. Accordingly, we have recognized no compensation expense on our stock option plans for stock options issued to employees.

Cash and Cash Equivalents

     For purposes of reporting cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Deferred Project Costs

     Deferred project costs are payments incurred prior to the acquisition of real property and are capitalized as incurred. These preacquisition costs primarily include land acquisition, legal and architectural fees, feasibility study costs and other direct costs associated with new ALC developments. Deferred project costs are transferred to property, furniture and equipment upon the successful acquisition of an assisted living community or site. If a project is discontinued, any deferred project costs are expensed.

Property, Furniture and Equipment

     Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements                                  27.5 to 35 years
Furniture, fixtures and equipment                           3 to 7 years

     Property, furniture and equipment consisted of the following (in thousands):

                                                   DECEMBER 31,
                                           ----------------------------
                                              1998               1997
                                           ---------          ---------
Land                                       $  14,699          $  14,712
Construction in progress                       3,613             15,387
Buildings and improvements                    84,094             82,180
Furniture, fixtures and equipment
                                              14,612             13,746
                                           ---------          ---------
                                             117,018            126,025
Accumulated depreciation                     (11,339)            (8,468)
                                           ---------          ---------
                                           $ 105,679          $ 117,557
                                           =========          =========

     Capitalized interest amounted to $1,004,000 for the year ended December 31, 1998, $1,065,000 for the nine-month period ended December 31, 1997 and $721,000 for the fiscal-year ended March 31, 1997.

Goodwill

     Goodwill represents the excess of the purchase price of acquired assets over the estimated fair value of the net tangible assets acquired. Goodwill is amortized on a straight-line basis over 35 years.

Accounting for Long-Lived Assets

     We review our long-lived assets for impairments when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset's fair value.

     In December 1998, our board of directors decided to sell five Owned ALCs and five development land sites located outside of California, our primary geographic focus. The fair value of the assets, based upon the offers we received from potential buyers, is below the carrying amount of the assets. We recorded an impairment loss of $19.0 million on these properties and classified them as properties held for sale. Due to restrictions imposed by a landlord, we are unable to convert the skilled nursing portion of an existing ALC to dementia care. Because of this, the projected future cash flows from this ALC are less than carrying value of the assets; therefore, we recorded a $2.9 million impairment loss. Additionally, we recorded a $0.8 million impairment loss for three Leased ALCs.

Investments

     We are the general partner in five limited partnerships, four of which are consolidated, which operate ALCs and senior apartments (ownership interests range from less than 1% to 89.5%). We are also a general partner in 15 tax credit partnerships (ownership is generally less than 1%). We account for our investment in one partnership where significant influence exists using the equity method because we have less than a controlling interest. Other investments in partnerships are accounted for using the cost method. Under the terms of the partnership agreements, profits and losses are allocated to the general and limited partners in specified ratios. We generally have unlimited liability for obligations of certain partnerships in which we are the general partner. Liabilities under these obligations have generally not been significant. We have unlimited liability under separate guarantees and have recorded significant provisions for these guarantees (see Note 3).

     On January 31, 1997, we acquired a 12.8% limited partnership interest in Senior Income Fund, L.P. ("Senior Income Fund") pursuant to a tender offer for any and all outstanding limited partnership units in Senior Income Fund. The partnership is a limited partnership that owned and operated four senior residential properties. We account for our investment in Senior Income Fund under the equity method. Effective October 1, 1997, we discontinued the recognition of income related to this investment following Senior Income Fund's announced plans to liquidate its assets and receipt of a substantial return of capital.

     In 1998, we pursued an additional development strategy by entering into our first joint ventures ("LLCs") designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 in the Hillsdale transaction and to construct four new communities on land sites we own. Participants in the joint ventures with us are a third party investor and a third party developer. The LLCs have contracted with the developer to provide development services to perform the renovation and construction. We will manage the properties operated by the joint venture for an amount equal to three percent of gross revenues. We account for our investment in the joint ventures on the equity method and losses incurred by the LLCs will be allocated disproportionately to the joint venture partners based upon their assumption of risk. We will have an option to purchase the joint venturer's interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed internal rate of return on the joint venturer's capital contribution.

Income Taxes

     We account for income taxes the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to adjust net deferred tax assets to the amount which management believes will more likely than not be recoverable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

     We recognize rental and assisted living services revenue from owned and leased communities on a monthly basis as earned. We receive fees for property management and partnership administration services from managed communities.

Assisted Living Community Sale-Leaseback Transactions

     Certain communities were sold subject to leaseback provisions. Leases were structured to ensure they meet the provisions for operating lease treatment. Gains were deferred and amortized into income over the lives of the leases.

Gain on Sale of LLC Interests

     In December 1997, we sold our interest in two limited liability companies, one of which owned a community in New York and the second of which owned a parcel of land in New Jersey. As a result of this sale, we recognized a gain on sale of approximately $5.5 million during 1997.

Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS 128 "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of potentially dilutive securities was not included for any of the periods presented as the effect was antidilutive. Potentially dilutive securities include convertible notes and stock options which convert to 4,183,442, 4,250,546 and 1,085,002 shares of common stock for the year ended December 31, 1998, the nine month period ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively. We adopted SFAS 128 during the final quarter of 1997.
The adoption of this statement did not have an impact on our financial statements.

Recent Accounting Developments

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized start-up or organizational costs. We plan to adopt the provisions of SOP 98-5 in the first quarter of 1999. The carrying amounts of capitalized start-up costs are approximately $1.3 million as of December 31, 1998.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). This standard requires that a public business enterprise report financial and descriptive information bout its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate performance and make resource allocation decisions on a community by community basis. Accordingly, each community is considered an "operating segment" under SFAS 131. However, SFAS 131 did not have an impact on the financial statements because the communities have similar economic characteristics, as defined by SFAS 131, and meet the criteria for aggregation into one "reportable segment".

Reclassifications

     We have reclassified certain prior period amounts to conform to the December 31, 1998 presentation.

(2) ACQUISITIONS

SynCare, Inc.

     In August 1996, ARV Health Care, Inc. ("ARV Health Care"), our wholly owned subsidiary, acquired all of the outstanding stock of SynCare, Inc., a California corporation and its three wholly owned subsidiaries ("GeriCare"), in a stock for stock merger valued at approximately $1.2 million. We recorded the acquisition under the purchase method of accounting at the cost of approximately $1.2 million and recorded the assets and liabilities of the merged entity at their estimated fair value. As part of the SynCare acquisition, we entered into a Holdback Escrow Agreement (the "Agreement") with the former sole shareholders of SynCare (the "Sellers"). Under the Agreement, one-half of the 85,146 shares issued to Sellers as consideration for their stock in SynCare were delivered to our General Counsel as escrowholder, defined as the "Buyer's Agent" in the Agreement. Pursuant to the Agreement, Buyer's Agent retains possession of the escrowed shares pending distribution of all or a portion of the shares to Sellers on the first, second and third anniversaries of the closing date, as determined by offsetting, as of each such anniversary, uncollected accounts receivable listed on the closing balance sheet against the reserves established on the closing balance sheet. It was a further condition to delivery of the escrowed shares to Sellers that Sellers remain our full-time employees as of each anniversary, without being terminated for cause prior to such anniversary dates. Prior to the first anniversary of the closing date, both Sellers were terminated for cause. Consequently, or accordingly, we have taken the position that the undelivered shares are our property under the Agreement, and the matter is in dispute between the parties. In December 1997, we concluded that the operation of ARV Health Care was no longer part of our strategic plan or core business and we discontinued the operations in March 1998 (see Note 3).

American Retirement Villas Properties II

     In August 1996, we acquired a 51% controlling interest in American Retirement Villas Properties II, a California limited partnership, which has five Owned ALCs and five Leased ALCs totaling 941 units. The acquisition was completed pursuant to a tender offer for limited partnership units not already owned by the Company. We acquired additional limited partnership units that increased our ownership to 52.3% at December 31, 1998.

     The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisition of American Retirement Villas Properties II took place on April 1, 1996.

                                  (UNAUDITED)
                            FOR THE FISCAL YEAR ENDED
                                MARCH 31, 1997
                            -------------------------
                             (In thousands, except
                              per share amounts)
Operating revenue                  $ 82,219
Operating expenses                 $ 78,482
Net loss                           $ (1,371)
Loss per common share              $  (0.15)

Villa Colima

     In June 1996, we purchased an aggregate 18.6% limited partner interest for $469,000 in San Gabriel Retirement Villa ("Villa Colima") for which we serve as the general partner. Subsequently, we purchased an additional 19.0% for $954,000. We acquired additional limited partnership units that increased our ownership to 60.5% at December 31, 1998.

     The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisition of Villa Colima took place on April 1, 1996.

                                   (UNAUDITED)
                             FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 1997
                             -------------------------
                               (In thousands, except
                                 per share amounts)
Operating revenue                  $ 75,299
Operating expenses                 $ 72,246
Net loss                           $ (1,749)
Loss per common share              $  (0.19)

Hillsdale Properties

     In 1998 we purchased interests in 11 senior housing communities, including a skilled nursing component in one community, all located in California, for $83.5 million. The communities acquired are as follows:

                                                                                       DATE
COMMUNITY                                    LOCATION                 UNITS          ACQUIRED
---------                                    --------                 -----          --------
OWNED
Golden Creek Inn                            Irvine, CA                 123         April 16, 1998
Hillcrest Inn                               Thousand Oaks, CA          137         April 16, 1998
Rossmore House                              Los Angeles, CA            157         May 4, 1998
The Berkshire                               Berkley, CA                 81         May 12, 1998
Encino Hills Terrace                        Encino, CA                  76         July 7, 1998
                                                                       ---
    Total owned                                                        574
                                                                       ---
LEASED
Willow Glen Villa                           San Jose, CA               188         May 18, 1998
Hillsdale Manor Retirement Center (a)       San Mateo, CA              159         July 2, 1998
                                                                       ---
    Total Owned                                                        347
                                                                       ---
MANAGED
Sterling Court (b)                          San Mateo, CA              149         April 16, 1998

Palo Alto Commons                           Palo Alto, CA              143         April 16, 1998
San Carlos Retirement Center                San Carlos, CA              85         April 16, 1998
The Altenheim                               Oakland, CA                138         April 16, 1998
                                                                       ---
    Total Managed                                                      515
                                                                       ---
    Total                                                            1,436
                                                                     =====

(a)  Includes a skilled nursing center.

(b) In addition, we acquired a twenty percent (20%) general partnership interest in WHW Associates, the fifty percent (50%) general partner of Fifty Peninsula Partners, a California limited partnership, which owns Sterling Court.

     We accounted for the above transactions using the purchase method and paid approximately $71.7 million of the purchase prices from cash on hand and assumed $15.25 million of existing mortgage financing. The terms of the loans are as follows:

     o secured by Golden Creek Inn ($2.25 million) and Hillcrest Inn ($13.0 million);

     o interest at LIBOR plus 2.50% (Golden Creek Inn) and LIBOR plus 2.25% (Hillcrest Inn);

     o monthly payments of interest only until August 1998 (Golden Creek Inn) and October 1998 (Hillcrest Inn);

     o thereafter, monthly payments of principal and interest based upon a 25-year amortization schedule; and

     o outstanding balance of the loans plus all accrued and unpaid interest is due and payable in 2002.

The purchase price paid in excess of the fair value of identifiable assets for the owned, leased and managed communities acquired aggregated approximately $23.6 million and is being amortized over the life of the related assets of 35 years.

The pro forma effect of the above acquisitions, assuming that the transactions occurred on April 1, 1997, is as follows (dollars in thousands, except per share amounts):


                                                       (UNAUDITED)
                                                                  FOR THE NINE-MONTH
                                       FOR THE YEAR ENDED            PERIOD ENDED
                                       DECEMBER 31, 1998          DECEMBER 31, 1997
                                       -----------------          ------------------
                                         (In thousands, except per share amounts)
Operating revenues                       $ 137,349                     $  93,992
Operating expenses                       $ 175,522                     $ 102,960
Net loss                                 $ (45,841)                    $ (21,636)
Loss per common share                    $   (2.89)                    $   (1.94)

(3) DISCONTINUED OPERATIONS

     In December 1997, our Board of Directors adopted a plan to discontinue the operations of GeriCare, our therapy business, and the Apartment Group (previously referred to as Tax Credit Properties). In March 1998, we reached an agreement to form a strategic alliance with a national provider of physical rehabilitation services. The alliance offers residents of ARV communities rehabilitation and wellness care services and assists those residents to age in place while us to exit the rehabilitation business. We are in negotiations with lenders for certain of the Apartment Group's tax credit partnerships to resolve outstanding issues which would increase the marketability of the partnerships and are in discussions with several potential buyers of the Apartment Group's assets. During 1998, we entered into purchase and sale agreements for the sale of 11 apartment projects. As of March 31, 1999, we have closed on the sale of three apartment projects, have 8 apartment projects under contract which we are awaiting consent to sell from limited partners or lenders and 6 other apartment projects that we plan to sell by December 31, 1999.

     Accordingly, the results of these operations for the nine-month period ended December 31, 1997, including provisions for impairments of the divisions assets, future losses from operations, anticipated future operating deficit loan funding and projected permanent loan financing deficits of $10.6 million, have been segregated from continuing operations and reported separately in the statement of operations. During the fiscal year ended March 31, 1997, we took a $2.0 million charge related to our Apartment Group. Provisions for operating deficit loan funding and permanent loan financing deficits are based on management's estimates and include assumptions for occupancy, projected revenues and expenses and timing until lease-up. Such estimates are revised as additional information and operating history is available.

     The assets and liabilities of these operations have been reflected in the balance sheet on a net basis, based substantially on the original current or long-term classification of such assets and liabilities. We allocate interest to discontinued operations based on average advances outstanding at our incremental borrowing rate of 6.75%, 6.75% and 10% for the year ended December 31, 1998, the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997.

     Operating results from discontinued operations are as follows (in thousands):

                                               FOR THE YEAR ENDED     FOR THE NINE-MONTH PERIOD      FOR THE FISCAL YEAR
                                               DECEMBER 31, 1998       ENDED DECEMBER 31, 1997       ENDED MARCH 31, 1997
                                               -----------------       -----------------------       --------------------
Revenue                                              $ --                    $  7,129                     $  5,507
Costs and expenses                                     --                      19,112                        6,492
                                                                             --------                     --------
Loss before income taxes                               --                     (11,983)                        (985)
Income tax provision (benefit)                         --                       1,580                          (96)
                                                     ----                    --------                     --------
Net loss                                             $ --                    $(13,563)                    $   (889)
                                                     ====                    ========                     ========

     The components of net assets (liabilities) of discontinued operations included in our consolidated balance sheets at December 31, 1998 and 1997 are as follows:

                                                                 DECEMBER 31,
                                                         1998                1997
                                                        -------             -------
Current:
  Cash                                                  $   405             $   132
  Accounts receivable and other                           4,378               3,171
  Accounts payable and other                               (524)             (1,460)
  Accrued liabilities                                    (6,154)             (8,401)
                                                        -------             -------
     Net current liabilities from
       discontinued operations                           (1,895)             (6,558)
                                                        -------             -------
  Non-current assets                                         --               1,234
                                                        -------             -------
     Net liabilities from discontinued
     operations                                         $(1,895)            $(5,324)
                                                        =======             =======

(4) NOTES PAYABLE

     Notes payable consist of the following at December 31 (in thousands):

                                                                                      1998                1997
                                                                                      ----                ----
Convertible subordinated notes due April 1, 2006 with interest at 6.75%
   The notes require monthly semi-annual payments of interest and are convertible to common stock at $18.57 per share. The notes, offered in a maximum amount of $57,500, may be called by us beginning in
   April 1999 at declining premiums starting at 110% of the principal
   amount                                                                           $ 57,500            $ 57,500

 Notes payable, including notes payable to banks of
 $6,140 and $6,305 at December 31, 1998, and 1997,
 respectively, bearing interest at fixed rates
 between 7.5% and 10.5%, payable in monthly
 installments of principal and interest totaling
 $155, collateralized by property, maturities
 ranging from February 1999 through July
 2035                                                                                 18,217              18,456

Notes payable to banks bearing interest at floating
   rates of LIBOR (5.55% at December 31, 1998) plus
   rates between 2.25% and 2.75% payable in monthly
   installments of interest only collateralized by
   Owned ALCs, maturities ranging from September 1999
   through October 2002                                                               28,289               8,750

Notes payable to banks, bearing interest at floating
   rates between prime (7.75% at December 31, 1998)
   plus rates between 1.0% through 2.0%, payable in
   monthly installments of principal and interest
   totaling $25 due March 2004, collateralized by an
   ALC and our corporate headquarters                                                  5,673               5,969
Other-- primarily capitalized equipment leases                                           165                 273
                                                                                    --------            --------
                                                                                     109,844              90,948
Less amounts currently payable                                                        21,669               9,388
                                                                                    --------            --------
                                                                                    $ 88,175            $ 81,560
                                                                                    ========            ========

     The future annual principal payments of the notes payable at December 31, 1998 are as follows (in thousands):

            1999                  $ 21,669
            2000                     1,037
            2001                       768
            2002                    19,169
            2003                       427
            Thereafter              66,774
                                  --------
                                  $109,844
                                  ========

     We called the previously issued convertible subordinated notes due in 1999 in the fiscal year ended March 31, 1997. Note holders who chose to redeem their notes were paid a premium of 6.7% upon redemption, totaling $261,000. Unamortized note issuance costs of $335,000 were expensed, resulting in the extraordinary loss of $386,000, net of income tax benefit. Holders of approximately $11.0 million of the notes converted the notes into 900,662 shares of common stock.

     On June 24, 1996, we obtained a $35 million commitment from Bank United for the construction or acquisition of ALCs. The terms of the commitment provide for interest at 2.75% over the thirty day LIBOR rate (5.55% at December 31, 1998). Of the commitment, a $20 million sub-limit has been established for the construction of ALCs. As of December 31, 1998 and 1997, we had outstanding indebtedness of $8.8 million used as mortgage financing of existing ALCs. Additionally, we had guaranteed a $7.7 million loan borrowed by an Affiliated Partnership for the construction of a new ALC.

     On September 10, 1996, we obtained a $10 million revolving line of credit with Imperial Bank to be used for acquisition, development, the provision of letters of credit and general corporate purposes. Advances under this line of credit are priced at the Imperial Bank prime rate plus 0% to .5% or LIBOR plus 2.0% to 2.5% based upon our achievement of financial ratios. On November 10, 1998, Imperial amended the line of credit agreement to require that we provide collateral for outstanding standby letter of credit obligations. In return for this modification, Imperial removed all debt service covenants and reduced the required minimum net worth and minimum current ratio requirements through June 30, 1999, the last quarterly measurement date under the existing line of credit agreement. While there can be no assurances that we will be able to comply with these reduced financial covenant requirements, we believe that we will be able to comply with the modified covenants through maturity of the agreement. As of December 31, 1998, we had used $4.4 million of this line of credit for the provision of letters of credit used as Leased ALC security deposits. The line of credit is collateralized by an owned ALC.

     Our Board of Directors approved the refinancing of 11 communities that are held by majority owned partnerships to:

     o take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;

     o    provide a return of equity to the limited partners;

     o    borrow against the increased value of these properties; and

     o finance the purchase of four ALCs that were previously operated under long term operating leases.

 In conjunction with this financing, we paid the lender approximately $1.7 million of fees for an interest rate lock and $0.2 for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.4 million of the interest rate lock fees in January 1999. We have included the remaining $1.5 million of fees in interest expense in the accompanying statements of income. We believe that we are entitled to a full and complete return of the rate lock fees paid. We intend to pursue a return of all fees and are investigating our legal alternatives to that end; however, there can be no assurances that additional interest rate lock fees will be recovered.

     The various debt agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, debt-to-equity and debt service coverage, among others. At December 31, 1998, we were not in compliance with minimum net worth, debt service coverage ratios and cross default covenants. We have obtained waivers for those debt covenants with which we were not in compliance. We believe that several alternatives are available to remedy the default before the next measurement date of June 30, 1999. Had we not obtained waivers, we would have been in default on $8.8 million of mortgage debt and $7.7 million of guaranteed debt.

(5) EMPLOYEE BENEFIT PLANS

ESOP

     We have an Employee Stock Ownership Plan ("ESOP") which covers all of our employees. Contributions to the ESOP are made at the discretion of our Board of Directors. For the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997, we made no contributions to the ESOP.

Savings Plan

     Effective January 1, 1997, we established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. We match 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). We match employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our expense related to the Savings Plan was approximately $195,000 and $129,000 for the year ended December 31, 1998 and the nine-month period ended December 31, 1997, respectively.

(6) STOCK OPTIONS

     We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees' ("APB 25") and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of our employee stock options usually equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

     Effective October 1, 1995, we adopted the 1995 Stock Option and Incentive Plan of ARV Assisted Living, Inc. (the Plan) for the benefit of our eligible employees, consultants and directors. The Plan is two-tiered, one for the benefit of key employees and consultants and one for the benefit of non-employee directors. The maximum number of shares which may be issued under the Plan is 15% of the total outstanding shares at the end of the fiscal year. The number of shares which may be issued for Incentive Stock Options is limited to 1,155,666 shares. As of December 31, 1998, there are 519,190 Incentive Stock Options available for issuance. Options granted under the Plan vest over periods ranging from one and one-half to five years from the date of the grant. At December 31, 1998, 141,350 of the options were eligible for exercise.

     A summary of stock options at December 31, 1998 is as follows:

                                       SHARES         SHARES UNDER
                                      AVAILABLE        OUTSTANDING          PRICE PER
                                      FOR GRANT          OPTIONS              SHARE
                                    -----------       ------------        --------------
Authorization of shares              2,381,025                 --              N/A
Options granted                     (2,350,400)         2,350,400         $4.75 - $16.25

Options exercised                           --            (25,000)        $9.00 - $10.25
Options canceled                     1,238,350         (1,238,350)        $4.75 - $15.40
                                    ----------         ----------         --------------
Balance at December 31, 1998         1,268,975          1,087,050         $4.75 - $16.25
                                    ==========         ==========         ==============

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with a weighted-average expected life of the option of 7 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of trade options, and because changes in subjective input assumptions can materially affect the fair value estimate, actual fair values may differ from those estimates.

     The following represents the estimated fair value of options granted and the assumptions used for calculation:

                                                                       NINE-MONTH
                                                  YEAR ENDED          PERIOD ENDED           FISCAL YEAR
                                               DECEMBER 31, 1998    DECEMBER 31, 1997    ENDED MARCH 31, 1997
                                               -----------------    -----------------    --------------------
Average estimated fair value per option at
  grant date                                       $   11.81           $   14.00             $   11.21
Average exercise price per option granted          $   11.81           $   14.07             $   11.21
Expected Stock volatility                              60%                 53%                   57%
Risk -- free interest rate                              4.7%                5.7%                  6.5%
Option term -- years                                   10                  10                    10
Stock dividend yield                                   --                  --                    --

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows (in thousands, except per share amounts):

                                                       NINE-MONTH
                                  YEAR ENDED          PERIOD ENDED           FISCAL YEAR
                               DECEMBER 31, 1998    DECEMBER 31, 1997    ENDED MARCH 31, 1997
                               -----------------    -----------------    --------------------
Pro forma net loss                 $(47,362)           $  (23,865)            $  (2,122)
Pro forma loss per share           $  (2.99)           $    (2.14)            $    (.23)

     A summary of our stock option activity and related information for the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997 is as follows:

                                                             DECEMBER 31,                                     MARCH 31,
                               ------------------------------------------------------------------   ----------------------------
                                          1998                                1997                              1997
                               ------------------------------   ---------------------------------   ----------------------------
                                              WEIGHTED AVERAGE                   WEIGHTED AVERAGE               WEIGHTED AVERAGE
                               OPTIONS         EXERCISE PRICE     OPTIONS         EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                               ---------      ----------------  ----------       ----------------   --------    ----------------
Outstanding-- beginning
  of the year                  1,038,002           $13.12          952,892             $12.82        775,782        $13.90
Granted                          847,500           $11.81          259,500             $14.07        389,000        $11.21
Exercised                        (25,000)           $9.33               --                 --             --            --
Forfeited                       (773,452)          $11.52         (174,390)            $12.89       (211,390)       $13.81
                               ---------                         --------                          --------
Outstanding -- end
  of year                      1,087,050           $13.33        1,038,002             $13.12        952,892        $12.82
                               =========                         =========                           =======
Exercisable at end of
  year                           141,350           $12.62          243,185             $13.69        132,393        $13.72
Weighted average fair
  value of options
  granted during the
  year                                             $11.81                              $14.07                       $11.21
                                                   ======                              ======                       ======

     At December 31, 1998, options outstanding had a weighted average life of
8.69 years.

     Subsequent to year-end, we granted approximately 75,000 additional options.

(7) INCOME TAXES

     The provision for income tax expense from continuing operations consists of the following for the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997 (in thousands):

                                        For the Year    Nine-month      Fiscal year
                                           Ended       Period Ended        Ended
                                        December 31,   December 31,      March 31,
                                            1998           1997            1997
                                        ------------   ------------    -------------
Current:
  Federal                                    $--          $ (29)          $ 364
  State                                       54             (5)             64
                                           -----          -----           -----
          Total current                       54            (34)            428
                                           -----          -----           -----
Deferred:
  Federal                                     --            440            (111)
  State                                       --             78             (20)
                                           -----          -----           -----
          Total deferred                      --            518            (131)
                                           -----          -----           -----
                                           $  54          $ 484           $ 297
                                           =====          =====           =====

     We have Federal net operating loss carryovers of $36,417,000, which expire in 2011 to 2018.

     A reconciliation of income tax expense (benefit) related to income from continuing operations at the Federal statutory rate of 34% our provision for income taxes is as follows (in thousands):

                                                                DECEMBER 31,              MARCH 31,
                                                     ------------------------------    --------------
                                                     For the Year      Nine-month       Fiscal year
                                                         Ended         Period Ended        Ended
                                                      December 31,     December 31,      March 31,
                                                         1998             1997             1997
                                                     ------------     ------------     -------------
Income tax expense (benefit) at statutory
  Rate                                                 $(15,330)        $ (2,487)        $    198
State income tax expense, net of Federal
  income taxes                                               36               48               29
Change in  valuation allowance due to
  change in assumptions at beginning of the
  year                                                       --              440             (219)
Change in  valuation allowance due to
  current year losses                                    15,000            3,878              709
Fully reserved tax benefits generated by
  discontinued  operations that will
  benefit continuing operations in the future                --           (1,133)              --
Other                                                       348             (262)            (420)
                                                       --------         --------         --------
          Total income tax expense                     $     54         $    484         $    297
                                                       ========         ========         ========

     Temporary differences giving rise to a significant amount of deferred tax assets and liabilities from continuing operations at December 31, 1998 and 1997 are as follows (in thousands):

                                                 DECEMBER 31,     DECEMBER 31,
                                                    1998             1997
                                                  --------         --------
Deferred tax assets:
  Deferred gain on sale                           $    120         $    140
  Other partnership income                             799              586
  Net operating loss carryforwards                  12,381            4,427
  Write down of properties                           9,044               --
  Other                                              1,860            1,049
                                                  --------         --------
          Gross deferred tax asset                  24,204            6,202
  Less valuation allowance                         (23,534)          (5,844)
  Deferred tax liabilities-- other                    (670)            (358)
                                                  --------         --------
          Net long-term deferred tax asset        $     --         $     --
                                                  ========         ========

     A valuation allowance is provided against net deferred tax assets when it is more likely than not that some portion of the deferred tax asset will not be realized. We have established a valuation allowance for the deferred tax asset as, in our best estimate, it is not likely to be realized in the near term.

(8) RELATED PARTY TRANSACTIONS

     Fees and other amounts receivable from affiliates of $757,000 and $211,000 at December 31, 1998 and 1997, respectively, consist of receivables related to management services we rendered and non-interest bearing expense advances to various partnerships. Amounts due from affiliates are generally expected to be repaid in subsequent years with cash from operations or from bank financing obtained by the affiliates. Related management fee revenue from affiliates totals $742,000, $388,000, and $1,141,000 during the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively.

     We are reimbursed for certain expenses such as repair and maintenance, supplies, payroll and retirement benefit expenses paid on behalf of Affiliated Partnerships. During the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively, the expenses incurred on behalf of affiliates and the related reimbursements from these affiliates amounted to approximately $12.8 million, $8.6 million and $7.1 million, respectively. We account for these reimbursements as a reduction of the related expenses.

     We lease office space under operating leases from affiliated entities which expire between 2001 and 2003. Total rental expense related to these leases for the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997 was $163,000, $112,000 and $141,000, respectively.

     To address certain structural issues in connection with tax credit partnerships, Pacific Demographics Corporation ("Pacific Demographics") (formerly ARVTC, Inc.), was formed in August 1994 by Messrs. Booty, Collins and Espley-Jones, as well as three other former officers, to provide certain development services for these partnerships in exchange for cash and deferred development fees generated by the tax credit partnerships. In order to lessen potential conflicts of interest, in July 1995, our then principal shareholders, who included but were not limited to Messrs. Booty, Collins and Espley-Jones sold Pacific Demographics, Inc. to us for $100,000 in cash. In addition, they formed a general partnership, Hunter Development ("Hunter"), and became co-developers with Pacific Demographics and retained the right to receive 20% of all developer fees up to a maximum of $850,000. Subsequently each of the general partners of Hunter assigned his interest in Hunter to Redhill Development, LLC. Of the maximum amount of $850,000 which could be distributed, $300,428 has been distributed to date of which Messrs. Booty, Collins and Espley-Jones have received $111,627, $65,714 and $37,153, respectively.

     John A. Booty, our former President and current member of the Board of Directors, provided us consulting services, between October 1996 and September 1997, for which we paid a varying sum not to exceed $30,000 per month for development and acquisition consulting services. During the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997, Mr. Booty was paid $175,000 and $180,000 for consulting services, respectively. No consulting fees were paid to Mr. Booty during the year ended December 31, 1998.

     We use the services of J&D Design, as well as others, for interior design work at our communities. The principal of J&D Design is Joan Davidson, wife of former Senior Vice President Eric Davidson and daughter-in-law of the former Chairman, President and Chief Executive Officer, Gary Davidson. Services provided by J&D Design include design work and the purchase of furniture, fixtures and equipment ("FF&E") for developed ALCs and rehabilitation of existing or newly acquired ALCs. We paid J&D Design approximately $560,000, $755,000 and $431,000 for the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively, a portion of which was for design services and a portion of which was for reimbursement of costs for FF&E.

     Mr. R. Bruce Andrews, a former member of our Board of Directors, is President of Nationwide Health Properties, Inc. ("NHP"), a health care REIT. NHP is the owner of 16 ALCs we lease. Of that number, leases for 13 ALCs were entered into prior to November 29, 1995, the date Mr. Andrews became a Board member, and leases for three ALCs were entered into during Mr. Andrews' tenure as a board member. Aggregate lease payments under these leases were approximately $11.3 million, $8.2 million and $10.3 million for the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively.

     John J. Rydzewski, a former member of our Board of Directors and Compensation Committee, is a principal in the investment banking firm of Benedetto, Gartland and Company, Inc. ("BG&C"). We retained BG&C to provide advice concerning our investment in Senior Income Fund L.P., a Delaware limited partnership owning four congregate care facilities in Southern California. We paid

BG&C approximately $206,000 during the fiscal year ended March 31, 1997. No amounts were paid to BG&C during the year ended December 31, 1998 and the nine month period ended December 31, 1997.

(9) SHAREHOLDERS' EQUITY

Sale of Shares to Prometheus

     In July 1997, we sold approximately 1.9 million shares of our common stock to Prometheus Assisted Living LLC ("Prometheus"), an affiliate of Lazard Freres Real Estate Investors, LLC ("Lazard" or "LFREI") for $26.9 million. In October 1997, we issued $60 million of Convertible Subordinated Notes (the "Notes") to Prometheus. The Notes were convertible into approximately 3.5 million shares of our common stock at $17.25 per share. We had the option to call the Notes at any time, and on December 5, 1997, the Board approved the redemption of the Notes. Per the terms of the Notes, the redemption was made through issuance of our common stock. Including a 23.214% optional redemption premium and accrued interest to date, the issuance amounted to approximately 4.3 million shares. As a result of these two transactions, we raised additional capital, net of costs, of $82.2 million.

Warrants

     At December 31, 1997, we had outstanding warrants issued to selling brokerage firms in connection with our convertible subordinated notes which give the holders the option to purchase an aggregate maximum of 116,152 shares of common stock at $12.16 per share. These warrants were exercisable at any time at the option of the holder within three years of the date of issuance, the latest of which was July 31, 1995. As of December 31, 1998, warrants to purchase 28,415 shares of Common Stock were exercised and all other warrants are expired.

Shareholders Rights Plan

     In May 1998, we adopted a shareholders rights plan under which we have declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of our common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or more of our stock or announces a tender offer for 10% of the common stock. When exercisable, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right's then-current exercise price, a number of our common shares having a market value at the time of twice the Right's exercisable price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. On October 21, 1998, we adopted an amendment to our shareholders rights plan, whereby if LFREI or its affiliates becomes the owner of 50 percent or more of our commons stock, the rights of our shareholders under the rights plan become exercisable.

(10) REDEEMABLE PREFERRED STOCK

     As of February 7, 1996, we exercised our right to redeem all outstanding shares of the Series A 8% cumulative convertible redeemable preferred stock on May 9, 1996. Preferred shareholders had the option of converting their shares into Common Stock at any time prior to April 29, 1996. As of March 31, 1996, 48.6% of the shareholders had converted their Preferred Stock into 319,664 shares of Common Stock. During the fiscal year ended March 31, 1997, the balance of the shareholders converted their preferred stock into 338,141 shares of common stock.

(11) ASSISTED LIVING COMMUNITY LEASES

     At December 31, 1998, we leased 39 ALCs. The ALC leases expire from 2006 to 2017, and contain two to three renewal options ranging from five to ten years.

     During the fiscal year ended March 31, 1997, we sold four owned ALCs to a subsidiary of Meditrust for proceeds of $29.1 million and simultaneously entered into long-term operating leases. The minimum annual payments for these leases are $2.9 million, subject to future increase as described below. The leases are for terms of 15 years, with renewal options to extend under similar terms for five years each. No gain was recognized on the transaction.

     Generally, leases for Leased ALCs owned by a common landlord contain cross default provisions permitting the lessor to declare a default under all leases in the event of default on one lease. The lease agreements with each landlord are interconnected in that we will not be entitled to exercise our right to renew one lease with a particular landlord without exercising our right to renew all other leases with that landlord. Also, leases with each landlord contain certain cross default provisions. Therefore, in order to exercise all lease renewal terms, we will be required to maintain and rehabilitate the Leased ALCs on a long-term basis. We anticipate that similar renewal and cross-default provisions will be included in leases with other landlord.

     Minimum lease payments required under assisted living community operating leases in effect at December 31, 1998 are as follows:

                YEAR ENDED DECEMBER 31:                           (IN THOUSANDS)
                -----------------------                           -------------
                1999                                                 $29,416
                2000                                                  29,434
                2001                                                  29,510
                2002                                                  29,695
                2003                                                  29,770
                Thereafter                                           216,860
                                                                    --------
                                                                    $364,685
                                                                    ========

     Certain of the leases require the payment of additional rent based on a percentage increase of gross revenues. Such amounts were not material. Leases are subject to increase based upon changes in the consumer price index or gross revenues, subject to certain limits, as defined in the individual lease agreements.

(12) LIQUIDITY

     We believe that our existing liquidity, ability to sell assisted living communities and land sites which do not meet our financial objectives or geographic clustering strategy, and ability to refinance certain assisted living communities will provide adequate resources to meet our current operating and investing needs and support our current growth plans for the next 12 months. We do not currently generate sufficient cash from operations to fund recurring working capital requirements. We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our growth strategy, including the acquisition and development of assisted living communities as well as other capital expenditures and to provide additional funds to meet increased working capital requirements.

(13) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

     We have guaranteed the indebtedness at December 31, 1998, of certain affiliated partnerships as follows:

                                                         (IN THOUSANDS)
Notes secured by real estate                                $29,749
Land and construction loans associated with the
  development and construction of affordable housing
  apartments                                                $23,765

     The maximum aggregate amount of guaranteed indebtedness is $55.7 million at December 31, 1998. We have guaranteed tax credits for certain partnerships in the aggregate amount of $78.4 million, excluding interest, penalties or other charges which might be assessed against the partners. We have provided development and operating deficit guarantees for certain Affiliated Partnerships. In December 1997, our Board of Directors adopted a plan to discontinue operations of the Apartment Group. As of December 31, 1997, we recorded an $8.6 million charge for development and operating deficit guarantees and permanent loan shortfalls.

     In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued.

     In the past we provided standby letters of credit as security deposits with most of our landlords. In December 1998, we provided cash in exchange for the release of the standby letters of credit to our largest landlord, Nationwide Health Properties, Inc. ("NHP"). For a period of time that is extended on a month to month basis, NHP has granted a temporary reduction in some of the security deposits totaling approximately $1.8 million. We anticipate funding the temporary reduction during 1999.

     At December 31, 1998, we have used $4.4 million of our line of credit with Imperial Bank in the form of non-cash advances to provide letters of credit used as security deposits for leased ALCs. This line of credit is collateralized by an owned ALC.

     At December 31, 1998, we leased office space under various operating leases expiring from 2001 to 2003, some of which are from affiliated entities (see Note 8). Non-cancelable operating lease commitments for office space at December 31, 1998 are:

YEAR ENDED DECEMBER 31:                    (IN THOUSANDS)
-----------------------                   ---------------
     1999                                            $273
     2000                                             283
     2001                                             294
     2002                                             305
     2003                                             238
                                                      ---
          Total                                    $1,393
                                                   ======

     Rent expense for all leased office space amounted to $474,000, $257,000 and $333,000 for the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively.

CONTINGENCIES

     On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which we are the managing general partner and a majority limited partner, filed lawsuits in the Superior Court for the State of California, County of Santa Clara, seeking declaratory judgment against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). ARVP II leased the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute arose as to the amount of rent due during the 10-year lease renewal periods, which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. Two other communities leased by ARVP II, the Retirement Inn of Fremont and the Retirement Inn at Burlingame are owned by entities, which are related to the entities that own the Campbell and Sunnyvale communities. The parties have mutually negotiated the terms of a purchase agreement involving the sale of the landlord's fee interest in the four communities to ARVP II and settlement of all claims. On March 2, 1999, through a wholly owned subsidiary, ARVP II obtained financing and purchased, through its wholly owned subsidiary, ARVP II, LLC, the landlords' interests in four communities for approximately $14.3 million, and the litigation has been dismissed.

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

     On May 12, 1998, we filed a lawsuit in the Superior Court for the State of California, County of Orange, seeking to enjoin Kapson Senior Quarters Corp. ("Kapson"), a controlled affiliate of Lazard Freres Real Estate Investors LLC ("LFREI") from acquiring Atria Communities ("Atria"), a then unaffiliated competitor. Atria was also named as a defendant in the suit, as were three LFREI representatives on our Board of Directors, Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty. We alleged that LFREI was violating both its contractual and fiduciary duties to us if it allowed Kapson to proceed with the acquisition without first offering us the right to be the acquiring party and then, if we declined, obtaining our permission to consummate this acquisition.

     The lawsuit also sought to enforce rights we believed we obtained as part of a strategic alliance with LFREI with respect to existing Kapson facilities. When we previously consented to LFREI's acquisition of Kapson, the two companies signed a letter agreement that was designed to make available to our shareholders some of the potential benefits of the Kapson acquisition. Thus, under its agreement, LFREI was obligated to negotiate in good faith with us to identify commercially reasonable terms on which we would lease or manage the existing Kapson facilities. However, since LFREI's acquisition of Kapson, we alleged, LFREI had failed to negotiate in good faith. On July 30, 1998, our compliant was amended to add Lazard Freres as a party to include allegations of fraud against Lazard, LFREI and Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty.

     On June 9, 1998, LFREI filed a cross-complaint against us, alleging that our preliminary communications with several potential sources of capital to assist us in financing the acquisition of Atria in the event that LFREI honored our right of first offer or was ordered to do so by the court constituted an early termination event under the Amended and Restated Stockholders Agreement dated as of October 29, 1997, by and among LFREI, Prometheus and us (the "Amended Stockholders Agreement"). LFREI also contended that certain standstill provisions under the Amended Stockholders Agreement had terminated.

     On August 14, 1998, the Judge in the trial ruled from the bench against us and in favor of all defendants on LFREI's motion for judgment on all of our causes of action.

     On October 21, 1998, we announced that a "Termination Event", as defined in the Amended Stockholders Agreement, occurred on October 12, 1998, when Prometheus no longer beneficially owned our common stock having a market value of at least $25 million. As a result of the Termination Event, Prometheus' and LFREI's standstill obligations would have terminated on January 11, 1999. However, on December 7, 1998, the Superior Court of the State of California, County of Orange issued an order in favor of LFREI concluding that their standstill obligations terminated as of April 1998.

     On December 18, 1998, Prometheus filed a lawsuit in the Delaware Chancery Court against the Company and two of our directors, Howard G. Phanstiel and John
A. Booty. The lawsuit seeks a determination that our annual meeting of stockholders held in June 1998 was invalid because we failed to reach a quorum and that, accordingly, the election of the named individual directors was invalid.

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

(14) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of our financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, fees receivable and other amounts due from affiliates and, accounts payable, accrued liabilities and accrued interest payable, approximate fair value due to the short-term nature of these instruments. The notes payable bear interest at rates that approximate current market rates. Therefore, we believe that the carrying value approximates fair value.

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                FOR THE QUARTER ENDED
                                         -------------------------------------------------------------
                                         DECEMBER 31      SEPTEMBER 30       JUNE 30          MARCH 31
                                         -----------      ------------       -------          --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                 1998
Total revenue                             $ 35,249         $ 34,887         $ 31,104         $ 27,327
Loss from operations                       (29,046)          (3,998)          (2,951)          (2,668)
Net loss                                   (32,913)          (5,608)          (4,445)          (3,015)
Basic and diluted loss per share             (2.08)           (0.35)           (0.28)           (0.19)

                1997
Total revenue                             $ 26,730         $ 23,735         $ 24,810         $ 23,082
Income (loss) from operations               (7,927)          (2,769)             296              175
Net loss                                   (17,250)          (4,083)            (802)          (2,642)
Basic and diluted loss per share             (1.35)           (0.37)           (0.08)           (0.27)

FINAL QUARTER TRANSACTIONS AND ADJUSTMENTS

     In December 1998, our board of directors decided to sell five Owned assisted living communities and five development land sites located outside of California, our primary geographic focus. The fair value of the assets, based upon the offers we received from potential buyers, is below the carrying amount of the assets. We recorded an impairment loss of $19.0 million on these properties and classified them as properties held for sale. The projected future cash flows from four assisted living communities are less than carrying value of the assets; therefore, we recorded a $3.7 million impairment loss. Additionally, during the fourth quarter in the year ended December 31, 1998, we recorded an accrual for litigation exposure related to our lawsuits with LFREI totaling $1.0 million and severance costs incurred in connection with the resignation of two senior executives of $1.2 million.

     In December 1997, our Board of Directors adopted a plan to discontinue the operations of GeriCare (SynCare) and the Apartment Group. As part of the plan to dispose of these assets, we recorded a provision of $10.6 million. Of that provision, $8.6 million relates to amounts we expect to incur in funding shortfalls in projected permanent financing on the assets of the Apartment Group as well as anticipated operating losses to be incurred before disposal and the write-down of certain assets. The remaining provision of $2.0 million relates to anticipated operating losses on GeriCare, as well as the write-off of its intangible assets.

     The operating results for the final quarter in the nine-month period ended December 31, 1997, include the expenses incurred in connection with our proxy contest with Emeritus Corporation of $1.6 million, severance costs of $1.1 million incurred in connection with the retirement of two senior executives which were approved by our Compensation Committee in December 1997, the write-off of $1.1 million of costs incurred in connection with the accounting software conversion, which was abandoned in February 1998 upon discovering numerous application errors in the software package it purchased, and an impairment provision of $150,000 following Senior Income Fund's announced plans to liquidate its assets and receipt of a substantial return of capital.

(16) SUBSEQUENT EVENTS (UNAUDITED)

     On March 2, 1999, ARVP II obtained financing and, through its wholly owned subsidiary ARVP II, LLC, purchased the landlord's interest in four previously leases communities for approximately $14.3 million.

     As of March 18, 1999, we entered into purchase and sale agreements for the sale of five owned ALCs located outside of California for approximately $32.3 million and on March 30, 1999, we completed the sale of three of five communities, with the remaining two communities anticipated to close during the second and third quarters of 1999.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEAR ENDED DECEMBER 31, 1998, THE NINE-MONTH PERIOD ENDED
           DECEMBER 31, 1997 AND THE FISCAL YEAR ENDED MARCH 31, 1997
                                 (IN THOUSANDS)

                                   BALANCE AT                                        BALANCE AT
DESCRIPTION                    BEGINNING OF YEAR        ADDITIONS      DEDUCTIONS   END OF YEAR
-----------                     -----------------       ---------      ----------   -----------
Allowance for Other Assets:
  March 31, 1997                   $    65              $    86        $    38        $   113
  December 31, 1997                    113                   90            203             --
  December 31, 1998                     --                  376             68            308
Discontinued operations:
  March 31, 1997                       264                3,489            504          3,249
  December 31, 1997                  3,249               11,212          1,640         12,821
  December 31, 1998                 12,821                  645          1,857         11,609

                 See accompanying independent auditors' report.

    EXHIBIT
    NUMBER                                 DESCRIPTION
    ------                                 -----------
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

      3.2 By-laws of ARV Delaware, Inc., as amended, incorporated by reference to our 8-K filed October 21, 1998.

      4.1         Rights Agreement, dated May 14, 1998, between ARV Assisted
                  Living Inc., and ChaseMellon Shareholder Services LLC which includes the form of Certificate of Determination of the Series D Junior Participating Preferred Stock of ARV Assisted
                  Living, Inc. as Exhibit A, the form of Right Certificate as
                  Exhibit B, and the Summary of Rights to Purchase Preferred
                  Shares as Exhibit C, incorporated by reference to our 10-Q filed with the Securities and Exchange Commission on May 15, 1998.

      4.2         First Amendment to the Right Agreement, dated October 21,
                  1998, by and between ARV Assisted Living Inc., and ChaseMellon
                  Shareholder Services LLC, incorporated by reference to our *-K filed October 21, 1998.

      10.1        Purchase and Sale Agreement by and between 270 Center
                  Associates, Limited Partnership and ARV Assisted Living, Inc.
                  dated as of February 12, 1998, incorporated by reference to
                  Exhibit 10.1 to our 8-K filed with the Securities and Exchange
                  Commission on May 11, 1998.

      10.2        Amendment to Purchase and Sale Agreement by and between 270
                  Center Associated, Limited Partnership and ARV Assisted
                  Living, Inc. dated as of March 2, 1998, incorporated by reference to Exhibit 10.2 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.3        Second Amendment to Purchase and Sale Agreement by and between
                  270 Center Associated, Limited Partnership and ARV Assisted
                  Living, Inc. dated as of April 10, 1998, incorporated by reference to Exhibit 10.3 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.4        Purchase and Sale Agreement by and between TH Group, Inc. and
                  ARV Assisted Living, Inc. dated as of February 12, 1998, incorporated by reference to Exhibit 10.4 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.5        Amendment to Purchase and Sale Agreement by and between TH
                  Group, Inc. and ARV Assisted Living, Inc. dated as of March 2,
                  1998, incorporated by reference to Exhibit 10.5 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.6        Second Amendment to Purchase and Sale Agreement by and between
                  TH Group, Inc. and ARV Assisted Living, Inc. dated as of April
                  10, 1998, incorporated by reference to Exhibit 10.6 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.7        Purchase and Sale Agreement by and between The Hillsdale
                  Group, LP and ARV Assisted Living, Inc. dated as of February
                  12, 1998, incorporated by reference to Exhibit 10.7 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.8        Amendment to Purchase and Sale Agreement by and between The
                  Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of
                  March 2, 1998, incorporated by reference to Exhibit 10.8 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.9        Second Amendment to Purchase and Sale Agreement by and between
                  The Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of April 6, 1998, incorporated by reference to Exhibit 10.9 to our 8-K filed with the Securities and Exchange Commission on May 11, 1998.

      10.10 Executive Employment Agreement, dated December 5, 1997, by and between ARV Assisted Living, Inc. and Howard G. Phanstiel, incorporated by reference to our 10-Q filed with the Securities and Exchange Commission on August 14, 1998.

      10.11       Amendment to Executive Employment Agreement, effective
                  December 5, 1997, by and between ARV Assisted Living, Inc. and
                  Howard G. Phanstiel, incorporated by reference to our 10-Q filed with the Securities and Exchange Commission on August
                  14, 1998.

      10.12       Executive Employment Agreement, as amended, dated June 1,
                  1998, by and between ARV Assisted Living, Inc. and Douglas M.
                  Pasquale, incorporated by reference to our 10-Q filed with the Securities and Exchange Commission on August 14, 1998.

      10.13 Employment Agreement, as amended, dated June 15, 1998, by and between ARV Assisted Living, Inc. and Patricia J. Gifford, MD, incorporated by reference to our 10-Q filed with the Securities and Exchange Commission on August 14, 1998.

      10.11 Note dated as of October 30, 1997, by the Company in favor of Prometheus, incorporated by reference to Exhibit 6 to the Amendment No. 2 to Schedule 13D filed by Prometheus and LFREI on November 7, 1997.

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

      23          Consent of KPMG LLP.

      27          Financial Data Schedule.

      99.1        Complaint in ARV Assisted Living, Inc. v. Lazard Freres Real
                  Estate Investors LLC, et al., case no. 787788, incorporated by reference to our 8-K filed with the Securities and Exchange
                  Commission on May 26, 1998.