Form 10-K405/A
period 1998-12-31
ARV ASSISTED LIVING INC
filed 1999-04-30
CIK 949322

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

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

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of March 25, 1999, the aggregate market value of the voting stock held by non-affiliates of registrant was $28,971,032 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of March 25, 1999 was 15,873,498.

================================================================================

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The following table set forth certain information regarding our executive officers and directors as of March 31, 1999.

                        NAME                 AGE                   POSITION WITH THE COMPANY
                        ----                 ---                   -------------------------
               Douglas M. Pasquale           44        Chief Executive Officer, President, Chief Operating
                                                       Officer and Director
               Patricia J. Gifford           51        Senior Vice President and Chief Medical Officer
               Abdo Khoury                   49        Senior Vice President, Chief Financial Officer and
                                                       Secretary
               John A. Booty                 60        Director
               Robert P. Freeman             54        Director
               David P. Collins              61        Director
               Kenneth M Jacobs              40        Director
               Maurice J. Dewald             59        Director
               Murry N. Gunty                32        Director

     DOUGLAS M. PASQUALE. Mr. Pasquale was appointed chief executive officer on March 29, 1999. He joined us as president and chief operating officer on June 1, 1998, and was named a director in October 1998. Prior to joining the Company, Mr. Pasquale was employed for 12 years by Richfield Hospitality Services, Inc., and Regal Hotels International-North America, a leading hotel ownership and hotel management company based in Englewood, CO. He served as its president and chief executive officer from 1996 to 1998 and as chief financial officer from 1994 to 1996.

     PATRICIA J. GIFFORD, M.D. Dr. Gifford, a geriatrician, was appointed senior vice president and chief medical officer on June 12, 1998. Prior to joining the company she served as medical director for the Monarch Healthcare medical group, an independent practice association made up of 130 primary care physicians in Southern California. She joined Monarch in 1996 as clinical director, Subacute Service. From 1995 to 1998 Dr. Gifford also served as medical director of Wellness and Geriatrics for Saddleback Memorial Medical Center in Laguna Hills, CA, a role that became a part-time position when she joined Monarch. From 1995 to 1997, she also served part-time as medical director of the Freedom Village Continuing Care Residential Community in Lake Forest, CA. Dr. Gifford was clinical director of Geriatrics at Huntington Memorial Hospital in Pasadena, CA from 1990 to 1995.

     ABDO H. KHOURY. Mr. Khoury was appointed senior vice president and chief financial officer on March 30, 1999. Previously he had served the Company as vice president, asset strategy and treasury, since January 1999, and as president of the Apartment Division since coming to the Company in May 1997. Mr. Khoury's prior background includes more than 25 years in accounting and real estate. He was a principal with Financial Performance Group in Newport Beach, CA, from 1991 to 1997.

     JOHN A. BOOTY. Mr. Booty, one of our founders, retired in September 1996 after serving as president since the Company's inception in 1985. Since his retirement he has served as a consultant to the Company. He also served as interim president from October 1997 to January 1998 and as interim chief executive officer from October 1997 to December 1997. He has served as a director of the Company since 1985.

     ROBERT P. FREEMAN. Mr. Freeman, a private investor, was a principal and chief investment officer of Lazard Freres Real Estate Investors LLC, as well as a managing director of Lazard Freres & Co. LLC, from 1992 through April 1999. He currently is a director of American Apartment Communities, Atlantic American Properties Trust, Commonwealth Atlantic Properties, The Fortress Group and Kapson Senior Quarters Corp. He has served as a director of the Company since 1997.

     DAVID P. COLLINS. Mr. Collins has served the Company in several capacities since 1981. He currently is president of ARV Assisted Living International, Inc., our wholly owned subsidiary. He has served as a director of the Company since 1985.

     KENNETH M. JACOBS. Mr. Jacobs is a managing director in the Banking Group of Lazard Freres & Co., LLC, a position he has held since 1991. He has served as a director of the Company since 1997.

     MAURICE J. DEWALD. Mr. DeWald is chairman and chief executive officer of Verity Financial Group, Inc., a firm he founded in 1992. He currently is a director of Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California and Monarch Funds. He has served as a director of the Company since 1995.

     MURRY N. GUNTY. Mr. Gunty, a private investor, was a principal of Lazard Freres Real Estate Investors LLC, from 1995 through April 1999. From 1993 to 1995 he was associated with J. E. Robert Company, a real estate investment company. He currently is a director of Atlantic American Properties Trust, Kapson Senior Quarters Corp., The Fortress Group and The Rubenstein Company. He has served as a director of the Company since 1997.

INFORMATION ON COMMITTEES OF THE BOARD AND MEETINGS

      The Board established a Compensation Committee and an Audit Committee at or about the time of the initial public offering of our common stock in October 1995. In addition, our Board has occasionally appointed special committees of one or more directors to analyze and/or take action on items of interest to the Board.

      The Compensation Committee establishes salaries, incentives and other forms of compensation for directors and executive officers, administers the 1995 Stock Option and Incentive Plan (the "1995 Stock Option Plan") and recommends policies relating to benefit plans. During the year ended December 31, 1998, the Compensation Committee consisted of John J. Rydzewski, Maurice J. DeWald and Murry N. Gunty. The Compensation Committee met 11 times during the year ended December 31, 1998 and at least two members were in attendance at every meeting.

      The Audit Committee reviews our accounting practices, internal accounting controls and financial results and oversees the engagement of our independent auditors. The Audit Committee, during the year ended December 31, 1998, consisted of Maurice J. DeWald, R. Bruce Andrews and Robert P. Freeman. The Audit Committee met two times in year ended December 31, 1998 and at least two members were in attendance at every meeting.

      During the year ended December 31, 1998, there were 13 meetings of the Board and all directors attended at least 75% of the meetings of the Board.

COMPENSATION OF DIRECTORS

      Prior to January 28, 1998, non-employee directors received $12,000 as an annual retainer, paid quarterly in advance, and $500 for each meeting of the Board or committee of the Board that they attended. Commencing January 28, 1998, the annual retainer was increased to $18,000 and the per meeting fee to $1,000. In addition, an annual committee chairmanship fee of $3,000 was added as of January 28, 1998. In October 1995, the Company established the 1995 Stock Option Plan which provides, among other things, that each non-employee director who is initially elected or appointed to the Board will, upon such election or appointment, be automatically granted an option to purchase 10,000 shares of Common Stock, vesting at the rate of 2,500 per year measured from the date of grant, at an exercise price equal to the fair market value of the Common Stock on the date of grant. In addition, every fourth year following the date on which such non-employee director is elected or appointed, on the date of the annual meeting of the shareholders of the Company, if such person has continuously served as a non-employee director, such non-employee director shall automatically receive an option to purchase 10,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant, vesting at the rate of 2,500 per year measured from the date of grant. In addition, as of January 28, 1998, each non-employee director participates in a stock-based cash compensation plan that is intended to provide them with compensation on a deferred basis and link their interests more directly with those of our shareholders. Under the plan, 2,500 "stock units" (each stock unit is deemed to be equivalent to one outstanding share of Common Stock) are credited on each January 1 to each non-employee director who served as a non-employee director for the entire preceding calendar year. Stock units are payable in cash based on the fair market value of the Common Stock at the time the payment is triggered and are fully vested at the time of crediting. Stock units become payable on the first to occur of:

     -    three years after the date such stock units were first credited;
     -    a change of control of the Company, as defined by the plan;
     - the director's no longer serving as a member of our Board of Directors (for any reason); or
     -    termination of the plan.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information with respect to compensation earned by individuals who served as Chief Executive Officer and the four next most highly compensated executive officers whose annual salary and bonus exceeded $100,000, and two additional individuals (the "Named Executive Officers") for the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997. In October 1997, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the nine-month period ended December 31, 1997 (denoted below as 1997T) is the transition period beginning April 1, 1997 and ending December 31, 1997.

                                                                                                  LONG-TERM
                                                              ANNUAL COMPENSATION                COMPENSATION           OTHER
                   NAME AND                          -------------------------------------     AWARDS SECURITIES      COMPENSATION
              PRINCIPAL POSITION                     YEAR         SALARY (1)         BONUS    UNDERLYING OPTIONS(1)    (2)(3)(4)
              ------------------                     ----         ----------         -----    ---------------------    ---------
     Howard G. Phanstiel,                             1998       $  354,167       $  189,578          100,000         $1,008,360
        Chairman and Chief Executive Officer          1997T          16,186               --          150,000                685
        (appointed December 5, 1997 and               1997               --               --               --                 --
        resigned March 24, 1999)
     Douglas M. Pasquale                              1998          175,000          137,500          150,000              4,586
        President and Chief Operating Officer         1997T              --               --               --                 --
         (appointed June 1, 1998)                     1997               --               --               --                 --
     Sheila M. Muldoon,                               1998          185,000           37,500           25,000            194,249
        Senior Vice President, General Counsel        1997T         132,250           15,583               --              4,502
        and Secretary                                 1997          156,981            7,000           20,000              2,624
        (resigned March 19, 1999)
     Abdo H. Khoury                                   1998          125,000           17,314            7,500              8,868
        Vice President, Asset Strategy                1997T          30,000            3,000           22,500             60,983
        And Treasury                                  1997               --               --               --                 --
     Patricia J. Gifford                              1998          108,333           30,000           30,000              2,229
        Vice President, Chief Medical                 1997T              --               --               --                 --
        Officer                                       1997               --               --               --                 --
        (appointed June 12, 1998)
     Graham P. Espley-Jones,                          1998          122,500               --           10,000            602,738
        Executive Vice President and                  1997T         149,587           33,242               --              7,303
        Chief Financial Officer                       1997          193,882               --           10,000              7,226
        (resigned July 31, 1998)
     Eric K. Davidson,                                1998          134,135           25,783            5,000             45,439
        Senior Vice President                         1997T         112,500           33,783               --              6,149
        (resigned September 30, 1998)                 1997          132,230            6,167           20,000              5,741

------------
(1) Amounts shown include cash compensation earned by the executive officers. The amounts do not include the value of certain perquisites that in the aggregate did not exceed the lesser of either $50,000 or 10 percent of the total annual salary and bonus reported for the named executive officer.

(2) Includes payments for consulting services provided (after resignation) during the year ended December 31, 1998, by Mr. Espley-Jones of $30,648. During the nine-month period ended December 31, 1997, we paid consulting fees to Mr. Khoury for services prior to his employment of $59,624.

(3) Also includes premiums for term life, medical, dental and disability insurance purchased for the benefit of certain of the Named Executive Officers in the following amounts: Mr. Phanstiel -- $8,360, $685 and $0; Mr. Pasquale -- $4,586, $0 and $0; Ms. Muldoon -- $9,249, $4,502 and
        $2,624; Mr. Khoury -- $8,868, $1,359 and $0; Dr. Gifford -- $2,229, $0
        and $0; Mr. Espley-Jones -- $7,859, $7,303 and $7,226; and Mr. Davidson -- $6,687, $6,149 and $5,741 for the year ended December 31, 1998, the nine-month period ended December 31, 1997, and the fiscal year ended March 31, 1997, respectively. These amounts represent insurance premiums we paid over what we pay for other similarly situated employees.

(4) Includes payments and accruals in accordance with Separation Agreements (see "-- Employment Agreements"): Mr. Phanstiel -- $1,000,000; Ms. Muldoon -- $185,000; Mr. Espley-Jones -- $564,231 and Mr. Davidson -- $38,752.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth-certain information regarding options granted during the year ended December 31, 1998 to the Named Executive Officers pursuant to the 1995 Stock Option Plan.

                                                                                                      POTENTIAL REALIZABLE
                                                                                                         VALUE AT ASSUMED
                                  NUMBER OF       PERCENT OF                                           ANNUAL RATES OF STOCK
                                 SECURITIES      TOTAL OPTIONS                                        PRICE APPRECIATION FOR
                                 UNDERLYING       GRANTED TO       EXERCISE                               OPTION TERM(3)
                                  OPTIONS        EMPLOYEES IN       PRICE          EXPIRATION       ----------------------------
     NAME                         GRANTED(1)     FISCAL YEAR(2)    PER SHARE          DATE              5%                10%
     ----                        -----------     --------------    ---------     ---------------    ----------        ----------
     Howard G. Phanstiel .....     100,000            11.9%          $16.00      January 1, 2008    $1,006,231        $2,549,988
     Douglas M. Pasquale .....     150,000            17.9%           11.13         June 1, 2008     1,049,940         2,660,753
     Sheila M. Muldoon .......      25,000             3.0%           13.75       March 19, 2008       216,183           547,849
     Patricia J. Gifford .....      30,000             3.6%           11.75        June 15, 2008       221,685           561,794
     Abdo H. Khoury ..........       7,500             0.9%           13.75       March 19, 2008        64,855           164,355

------------
(1) These options were granted for a term of 10 years, subject to termination in certain events related to termination of employment, and become exercisable in four annual installments beginning in 2001.

(2) In 1998, we granted options to employees to purchase an aggregate of 837,500 shares under the 1995 Stock Option Plan and this number was used in calculating the percentage set forth in this column. During 1998, options to purchase 773,452 shares under the 1995 Stock Option Plan were canceled due to termination of employment.

(3) Assumed rates of stock price appreciation are calculated based on requirements promulgated by the Securities and Exchange Commission and are for illustrative purposes only. Actual stock prices will vary from time to time based upon market factors and our financial performance. There can be no assurance that the assumed rates of appreciation will be achieved.

 FISCAL YEAR-END OPTION VALUES.

      None of the Named Executive Officers exercised options during the year ended December 31, 1998. The following table sets forth certain information regarding options held as of the end of such fiscal year by each of the Named Executive Officers.

                                                                 NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                  SHARES                        UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                                 ACQUIRED                     OPTIONS AT FISCAL YEAR-END            AT FISCAL YEAR-END(1)
                                   ON         VALUE         ------------------------------      ------------------------------
     NAME                       EXERCISE    REALIZED        EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
     ----                       --------    --------        -----------      -------------      -----------      -------------
     Howard G. Phanstiel           --           --                --           250,000           $     --           $     --
     Douglas M. Pasquale           --           --                --           150,000                 --                 --
     Sheila M. Muldoon             --           --            10,000            45,000                 --                 --
     Patricia J. Gifford           --           --                --            30,000                 --                 --
     Abdo H. Khoury                --           --                --            30,000                 --                 --

------------
(1) Options are "in-the-money" if the fair market value of the underlying securities on that date exceeds the exercise price of the option. Based on the last sale price of $6.13 per share of Common Stock on December 31, 1998 (as reported on the American Stock Exchange), none of the options held by the Named Executive Officers were "in the money" at year end.

 EMPLOYMENT AGREEMENTS

      We have entered into employment agreements with each of the Named Executive Officers.

      On December 5, 1997, we entered into an employment agreement with Howard
G. Phanstiel, which was amended and restated as of December 21, 1998. Mr. Phanstiel's employment agreement required him to devote his full productive time to the Company during the term of the agreement, unless otherwise permitted by the Board, and to refrain from competing with us in the business of assisted living or long-term healthcare for a period of one year following expiration of the term of the agreement.

     Mr. Phanstiel's employment agreement as amended provided for a base salary, performance-based increases in the base salary each year beginning in 1999, a guaranteed bonus of $93,750 payable July 1, 1998, 1999, 2000 and 2001, and additional bonuses based on the achievement of agreed-upon targets in the range of 30% to 90% of his base salary. Mr. Phanstiel was granted an option to purchase 150,000 shares of Common Stock upon the execution of his employment agreement and, as of January 2, 1998, received an additional option to purchase 100,000 shares of Common Stock. Mr. Phanstiel's employment agreement provides that we could terminate Mr. Phanstiel without cause by making him a payment equal to the greater of:

     - the two times the sum of his current annual base salary plus target bonus (defined as 60% of his then current base salary); or
     - the sum of his current annual base salary plus divided by 12 and multiplied by the number of remaining months from termination and December 5, 2001, plus target bonuses through that date; and
     - the payment of premiums for COBRA benefits for the maximum period of eligibility.

     The agreement further provided that if Mr. Phanstiel voluntarily terminates his employment, he would receive a lump-sum payment equal to three months' base salary. The covenant not to compete discussed above is not applicable, however, in the event severance pay is waived. On March 24, 1999, Mr. Phanstiel resigned as Chief Executive Officer and Chairman of the Board pursuant to a separation agreement with us.

     On June 1, 1998, we entered into an employment agreement with Douglas
M. Pasquale. Mr. Pasquale's employment agreement has an initial termination date of June 1, 2001; provided, however, that if we have not given Mr. Pasquale written notice of our intent to terminate the agreement at least two years prior to the termination date, the term will automatically be extended for successive periods of one year. Mr. Pasquale's employment agreement requires him to devote his full productive time to the Company during the term of the agreement, unless otherwise permitted by the Board, and to refrain from competing with us in the business of assisted living or long-term healthcare for a period of one year following expiration of the term of the agreement.

     Mr. Pasquale's employment agreement provides for a base salary, performance-based increases in the base salary each year beginning in 1999, a guaranteed bonus of 37.5% of his base salary, and additional bonuses based on the achievement of agreed-upon targets. Mr. Pasquale was granted an option to purchase 150,000 shares of Common Stock upon the execution of his employment agreement and an additional 90,000 shares as of January 2, 1999. Mr. Pasquale's employment agreement is being renegotiated in light of his promotion to Chief Executive Officer and the option to acquire 90,000 shares has not been issued. Mr. Pasquale's employment agreement provides that we may terminate Mr. Pasquale without cause by making him a payment equal to the greater of:

     - the sum of his current annual base salary plus target bonus plus any additional bonus paid in the last twelve months; or
     - the sum of his current annual base salary plus his minimum bonus divided by 12 and multiplied by the number of remaining months under the employment agreement plus any additional bonus paid in the last twelve months; and
     - the payment of premiums for COBRA benefits for the maximum period of eligibility.

     The agreement further provides that if Mr. Pasquale's voluntarily terminates his employment, he will receive a lump-sum payment equal to three months' base salary. The covenant not to compete discussed above is not applicable, however, in the event severance pay is waived.

     On April 23, 1997, we entered into a written employment agreement, as amended, with Ms. Muldoon. The agreement required Ms. Muldoon to devote her full productive time to the Company during the term of the agreement, unless otherwise permitted by the Board, and to refrain from competing with us in the business of assisted living or long-term healthcare for a period of one year following expiration of the term of the agreement. The agreement included provisions for a base salary paid on a monthly basis, annual increases in Base Salary and bonuses no later than December 31 of each year, both as determined at the discretion of the Compensation Committee following receipt of recommendations therefore from our management. Ms. Muldoon was granted certain stock options. We had the right to terminate Ms. Muldoon without cause by making her a cash payment equal to one year's base salary. On March 19, 1999, Ms. Muldoon resigned as our Senior Vice President and General Counsel pursuant to a separation agreement with us. She continues to advise us under the terms of a consulting agreement that expires on May 31, 1999 unless earlier terminated by either party.

     During 1998, we entered into written employment agreements with Mr. Khoury and Dr. Gifford. These agreements require Mr. Khoury and Dr. Gifford to devote their full productive time to the Company during the term of the agreement, unless otherwise permitted by the Board, and to refrain from competing with us in the business of assisted living or long-term healthcare for a period of one year following expiration of the term of the agreements. The agreements include provisions for a base salary paid on a monthly basis, annual increases in Base Salary and bonuses no later than December 31 of each year, both as determined at the discretion of the Compensation Committee following receipt of recommendations therefore from our management. Mr. Khoury and Dr. Gifford have also been granted certain stock options.

Change in Control Arrangements.

      To better assure that the Named Executive Officers would continue to provide independent leadership consistent with our best interests in the event of an actual or threatened change of control of the Company, the employment agreements of each of the Named Executive Officers provide certain protections in the event of a change in control. A "change in control" of the Company is defined as a change in ownership such that any one person, or more than one person acting as a group, would have possession of more than 50% of the total fair market value or the total voting power of the our capital stock; or a change in effective control of the Company such that any one person or more than one person acting as a group would acquire ownership of capital stock possessing 50% or more of our voting power, or a majority of the members of the Board was replaced during any 12 month period by directors whose appointment or election was not endorsed by a majority of the members of the Board prior to the date of such appointment or election; or a change in the ownership of a substantial portion of our assets such that any one person or more than one person acting as a group would acquire, within a 12 month period, assets from us having a total fair market value equal to or more than 33 1/3% of the total fair market value of all of our assets immediately prior to such acquisitions. Upon any "change in control," the Named Executive Officers other than Mr. Pasquale whose employment agreements have not otherwise been terminated are entitled to receive lump sum payments equal to one times the total compensation received during the immediately preceding calendar year in the event their employment is terminated, voluntarily or involuntarily, within three months thereafter. In addition, the stock option agreements between the Company and the Named Executive Officers include a provision authorizing the Compensation Committee to accelerate vesting of the options, and the Compensation Committee has authorized such vesting acceleration in the Employment Agreements discussed above in the event of a change in control.

     Mr. Pasquale's employment agreement also provides for certain protections in the event of a change in control. Mr. Pasquale's employment agreement defines a "change in control" as any of the following:

          -    the acquisition by any person or group of greater than 50% of the combined voting power of our outstanding voting securities;
          -    the acquisition by any person other than Prometheus of greater than 20% of our outstanding voting securities if the Board determines that a change of control has occurred;
          - the replacement of a majority of the members of the Board during any 12 month period by directors whose appointment or election was not endorsed by a majority of the members of the Board prior to the date of such appointment or election; or
          - the date on which any person acquired assets from us that have total fair market value equal to or more than 33 1/3% of the total fair market value of all of our assets.

     Following a change of control, in the event that Mr. Pasquale's employment is terminated for any reason, with or without cause, voluntarily within nine months of the change of control, or involuntarily within 12 months of a change of control, in lieu of his severance payment, if any, the Company will pay Mr. Pasquale the sum of:

          -    his base salary and his accrued vacation pay;
          - reimbursement for expenses through the date of the change of control; and
          - three times the sum of his base salary and target bonus (equal to 60% of his base salary).

  In addition, in the event that Mr. Pasquale's employment is terminated voluntarily within nine months of a change of control or involuntarily within 12 months of a change of control, any stock options held by Mr. Pasquale will become fully vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our Compensation Committee consisted of John J. Rydzewski, Robert P. Freeman and Maurice J. DeWald during the year ending December 31, 1998. Mr. Rydzewski resigned as a member of our Board and the Compensation Committee as of January 13, 1999. No member of the Compensation Committee is or was either an officer or employee of ARV.

     THE FOLLOWING REPORT OF THE COMPENSATION COMMITTEE SHALL NOT BE DEEMED FILED FOR PURPOSES OF THE SECURITIES ACT OF 1933 OR THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, NOR SHALL IT BE DEEMED TO BE INCORPORATED BY
REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS 10-K INTO ANY FILINGS OF THE COMPANY PURSUANT TO EITHER OF THE SUCH ACTS, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES THE REPORT BY REFERENCE THEREIN.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      Decisions regarding compensation of our executive officers, including those related to stock and stock options, are considered by the Compensation Committee, based upon the recommendations and analysis performed by our senior management. The Compensation Committee (the "Committee") is currently composed of Maurice J. DeWald and Robert P. Freeman. Until January 12, 1999, when he resigned from our Board of Directors, the Committee was chaired by John J. Rydzewski. Subsequent to January 12, 1999, Maurice J. DeWald has chaired the committee.

      In the recent past, ARV has undergone a period of transition. A new professional management team was retained over the past year to develop and implement strategies for growth and profitability, implement needed management systems and processes, and build value for shareholders. Uncertainty resulting from a number of issues negatively influenced the effectiveness of ARV's compensation arrangements and increased the difficulty of attracting and retaining qualified key employees.

     Existing compensation practices had evolved on an "ad hoc" basis. The terms and provisions of senior management hiring packages had been individually negotiated and varied from one individual to another. Increases in base salary, bonus and stock option programs were based on recommendations of management without any strict criteria regarding company performance or industry standards.

Compensation Study

     In the fall of 1998, the Committee retained a nationally known compensation consulting firm to review our compensation programs. Objectives of the study included:

          -    an assessment of ARV's current compensation practice;
          - recommendations for a philosophical underpinning and framework for the design and administration of an appropriate compensation program going forward; and
          - a review of existing employment agreements to assess market competitiveness.

      Key recommendations arising from the study included:

          - adoption of a compensation framework for ARV's senior management team that will help to manage the level, mix and focus of compensation appropriately going forward;
          - establishment of base salary grades for corporate office employees to provide a more consistent basis for the administration of individual salary levels;
          - formalization of annual bonus opportunities in the form of a basic management incentive plan that provides specified incentive opportunities contingent on the level of achievement against pre-established goals and performance objectives supporting ARV's business objectives; and
          - adoption of consistent guidelines for the award of stock options to key employees.


     The review of the employment agreements in force found that base salary practices were within the competitive range of industry practice. Formal salary ranges have been adopted to provide continuing consistent, competitive administration. Pursuant to the consultant's recommendation, a formal bonus program has been implemented which follows general industry competitive practice. Stock option guidelines have been developed to administer competitive grants on a go-forward basis.

Employment Agreements for Named Executive Officers

     The basic compensation for Howard G. Phanstiel Chief Executive Officer and Chairman of the Board is as specified in his employment agreement, which was approved by the Committee on December 5, 1997, and amended as of December 21, 1998, again as approved by the Committee. Under Mr. Phanstiel's amended employment agreement, there was no set term of employment. However, upon termination of the agreement without cause, Mr. Phanstiel was to receive the greater of (i) an amount equal to two years' base pay and target bonus, or (ii) an amount equal to the sum of Mr. Phanstiel's then monthly base pay times the number of months remaining until December 5, 2001, plus a target bonus through such termination date. For purposes of termination, "target bonus" was defined as 60% of Mr. Phanstiel's base pay. Pursuant to the terms of a separation agreement, Mr. Phanstiel resigned as Chief Executive Officer and Chairman of the Board in March 1999.

     The basic compensation level for Douglas M. Pasquale as President and Chief Operating Officer is specified in his employment agreement, which was approved by the Committee on June 1, 1998. Mr. Pasquale's employment agreement has an initial termination date of June 1, 2001; provided, however, that if the Company does not notify Mr. Pasquale in writing of its intent to terminate the agreement at least two years before the termination date, the term will automatically be extended for successive periods of one year. Mr. Pasquale's employment agreement is being renegotiated in light of his promotion to Chief Executive Officer following the resignation of Howard G. Phanstiel.

     The basic compensation for Graham Espley-Jones for Fiscal 1998 was set prior to the Company's initial public offering and prior to the creation of the Committee. As a privately-help company, the Company's compensation procedures were determined by the Board of Directors and were informal. Commencing on October 1, 1995, Mr. Espley-Jones, then our Chief Financial Officer, entered into a three-year employment agreement ending September 30, 1998, subject to automatic renewal unless otherwise notified. During the fiscal year ended March 31, 1997 and in July of 1997, Mr. Espley-Jones' agreement was amended to state that he receive at least two years' notice prior to the termination date. Under a separation agreement with the Company, Mr. Espley-Jones resigned as Chief Financial Officer effective July 31, 1998. Following his resignation, the Company and Mr. Espley-Jones entered into a consulting agreement under which Mr. Espley-Jones was paid an hourly rate (with an incentive compensation component for successful completion of stated objectives within the stated time frame) for services rendered. The consulting agreement was terminated in February 1999.

     The basic compensation level for Patricia J. Gifford, M.D., is specified in her employment agreement, which was approved by the Committee on June 15, 1998. Dr. Gifford's employment agreement has an initial termination date of June 15, 2000. Under this agreement, she may be terminated without cause upon payment to her of an amount equal to the remaining amount of her base salary that would have been paid if employment continued through the end of the initial two-year term.

     The compensation level for the remaining two Named Executive Officers, Sheila M. Muldoon and Abdo Khoury, both of whom were given written employment agreements, are examined yearly when the Compensation Committee reviews the compensation of all officers and highly compensated employees of the Company. Ms. Muldoon's agreement, as amended, commenced April 23, 1997. Under this agreement, she could be terminated without cause upon payment to her of an amount equal to 12 months' base salary. Pursuant to the terms of a separation agreement and consulting agreement, Ms. Muldoon resigned as Senior Vice President, Secretary and General Counsel in March 1999 and acts as Special Counsel to the President until the happening of certain stated events or May 31, 1999, whichever is earlier. Mr. Khoury's agreement commenced December 5, 1997, and is being re-evaluated since his promotion to Senior Vice President, Chief Financial Officer and Secretary in March 1999.

Fiscal 1998 Executive Compensation Components

Executive compensation consists of three components: base salary, bonus and long-term incentive awards.

BASE SALARY. Base salaries for the named Executive Officers were established in their respective employment contracts, resulting in payment, during Fiscal 1998 of $354,167, $175,000, $122,500, $108,333, $185,000 and $125,000 to Mr.
Phanstiel, Mr. Pasquale, Mr. Espley-Jones, Dr. Gifford, Ms. Muldoon and Mr. Khoury respectively. The salaries of all Named Officers are subject to performance-based increases in each year.

BONUS. Mr. Phanstiel was entitled to a guaranteed bonus of $93,750 and additional bonuses based on achievement of agreed-upon targets in the range of $31,250 to $156,250. Mr. Pasquale is entitled to a guaranteed bonus of $112,500 and additional bonuses based on achievement of agreed-upon targets up to a maximum of $112,500.

     For Fiscal 1998, Dr. Gifford was paid a guaranteed bonus of $30,000 as stated in her employment agreement.

     Regarding the remaining Named Officers, for Fiscal 1998, bonuses were awarded at the discretion of management, subject to the approval of the Committee. In Fiscal 1998, no bonus was paid to Mr. Espley-Jones. Bonuses of $37,500 and $17,314 were paid to Ms. Muldoon and Mr. Khoury, respectively, in recognition of performance in 1998.

Long Term Incentive Awards. Stock options are granted to provide a long-term incentive opportunity that is directly linked to shareholder value. Under his employment agreement, Howard G. Phanstiel was granted an option to purchase 100,000 shares of ARV common stock during Fiscal 1998, at an exercise price equal to the market value on the date of grant ($16). The option would have become exercisable in 25% annual increments on October 17, 1999, 2000, 2001 and 2002, respectively. Mr. Phanstiel's options to purchase ARV stock terminated on his resignation.

     As part of his employment agreement, Douglas M. Pasquale was granted an option to purchase 150,000 shares of common stock during Fiscal 1998. The exercise price is equal to the market value of the Common Stock on the date of grant ($11.13) and the option becomes exercisable in 25% annual increments on June 1, 2000, 2001, 2002 and 2003, respectively.

     Under her employment agreement, Dr. Gifford was granted an option to purchase 30,000 shares of common stock during Fiscal 1998. The exercise price is equal to the market value of our common stock on the date of the grant ($11.75) and the option becomes exercisable in 25% annual increments on June 15, 2000, 2001, 2002, and 2003, respectively.

     Ms. Muldoon and Mr. Khoury were granted options to purchase 25,000 and 7,500 shares, respectively, during Fiscal 1998. The exercise price is equal to the market value of our common stock on the date of the grant ($13.75) and the options become exercisable in 25% annual increments on March 19, 2000, 2001, 2002, and 2003, respectively. Ms. Muldoon's options to purchase ARV stock terminated on her resignation.

     In Fiscal 1998, we granted stock options to 94 employees, 8 of whom were hired in that period.

Policy with Respect to Section 162(m)

     Section 162(m) of the Code includes potential limitations on the deductibility for federal income tax purposes of compensation in excess of $1 million paid or accrued with respect to any of the executive officers whose compensation is required to be reported in the Company's proxy statement. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. For fiscal 1998, the Committee does not contemplate that there will be any such nondeductible compensation.


                         COMPENSATION COMMITTEE

                         MAURICE J. DEWALD, CHAIR
                         ROBERT P. FREEMAN


     THE FOLLOWING PERFORMANCE GRAPH SHALL NOT BE DEEMED FILED FOR PURPOSES OF THE SECURITIES ACT OF 1933 OR THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, NOR SHALL IT BE DEEMED TO BE INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS 10-K INTO ANY FILINGS OF THE COMPANY PURSUANT TO EITHER OF THE SUCH ACTS, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES THE GRAPH BY REFERENCE THEREIN.

Performance Graph

     The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Common Stock against the cumulative total return of a peer group of nine assisted living companies selected by the Company (the "Peer Group") and the AMEX Market Value Index, each for the period from October 19, 1995 to December 31, 1998. The performance graph assumes the investment of $100 on October 19, 1995 in the Common Stock and in each index (except the AMEX Market Value Index, which assumes investment on September 30,
1995), and that all dividends were reinvested.

     The Peer Group consists of Alternative Living Services, Inc.; Assisted Living Concepts, Inc.; Carematrix Corporation; Greenbriar Corporation; Emeritus Corporation; Just Like Home, Inc.; Karrington Health, Inc.; Regent Assisted Living, Inc.; and Sunrise Assisted Living, Inc. All of the companies in the Peer Group are weighted by their respective market capitalization. Atria
Communities, Inc. was deleted from the Peer Group in 1998 because it became a private company.

                COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*
  AMONG ARV ASSISTED LIVING INC., THE AMEX MARKET VALUE INDEX AND A PEER GROUP




Peer Group Cumulative Return                      Weighted Cumulative Total Return
                                           ----------------------------------------------
(Weighted Average by Market Value)         10/19/95   3/96      3/97      12/97     12/98
ARV Assisted Living, Inc.                    100       121        70       114        44

Peer Group Weighted Average                  100       115        84       125       129

AMEX Market Value                            100       105       107       130       132

-----------------
*  $100 INVESTED ON 10/19/95 IN STOCK OR 9/30/95
   IN INDEX -- INCLUDING REINVESTMENT OF DIVIDENDS.
   FISCAL YEAR ENDING DECEMBER 31.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 25, 1999 (based on a total of 15,873,498 outstanding shares of Common Stock) by each of our directors, each of the Named Executive Officers and all executive officers and directors as a group. Except as otherwise indicated, we believe the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

     Amounts and percentages listed below include warrants and options that are exercisable within 60 days of March 25, 1999.


                                                                             AMOUNT OF
                                                                        SHARES BENEFICIALLY        PERCENTAGE OF SHARES
                  NAME AND ADDRESS OF BENEFICIAL OWNER(1)                     OWNED                 BENEFICIALLY OWNED
                  ---------------------------------------               -------------------         ------------------
     Prometheus Assisted Living LLC(2) ...........................            7,595,069                    47.9%
     Robert P. Freeman (2) .......................................                2,500                       *
     Murry N. Gunty (2) ..........................................                2,500                       *
     Kenneth M. Jacobs (2) .......................................                2,500                       *
     John A. Booty(3)(4) .........................................              519,356                     3.3%
     David P. Collins(3)(5) ......................................              510,815                     3.2%
     Douglas M. Pasquale .........................................                2,000                       *
     Abdo H. Khoury ..............................................                  500                       *
     Patricia J. Gifford .........................................                    0                       *
     Maurice J. DeWald(6) ........................................               11,000                       *
     All directors and executive officers as a group (9 persons)..            8,646,240                    54.4%

------------

*    Less than 1%.

(1) Except where otherwise noted, the address of the Company's directors and executive officers is c/o ARV Assisted Living, Inc., 245 Fischer Avenue, Costa Mesa, California 92626.

(2) Messrs. Freeman and Gunty are each Directors of Kapson Senior Quarters and The Fortress Group, and prior to April 1999 were Principals of LFREI, the managing member of Prometheus. Mr. Jacobs is a Managing Director of Lazard Freres & Co, LLC, the managing member of LFREI. Mr. Jacobs has voting and investment power over the securities held by Prometheus and may be deemed to beneficially own Prometheus' shares. Mr. Jacobs disclaims beneficial ownership of Prometheus' shares except to the extent of his pecuniary interest therein. Each of Messrs. Freeman, Gunty and Jacobs has 2,500 options exercisable within 60 days of March 25, 1999.

(3) Excludes 329,600 shares owned of record by our employee stock ownership plan (the "ESOP"), of which Messrs. Pasquale and Khoury are trustees.

(4) Of the 519,356 shares beneficially owned by Mr. Booty, 359,028 shares are held by the Booty Family Trust (as to which Mr. Booty has shared voting and investment power), 1,328 shares are held in Mr. Booty's name alone, 79,500 shares are owned by the Karen A. Booty Charitable Remainder Trust of which Mr. Booty has sole voting and investment power, and the remaining 79,500 shares are owned by the John A. Booty Charitable Remainder Uni Trust (of which Mr. Booty has sole voting and investment power).

(5) Of the 510,815 shares beneficially owned by Mr. Collins, 98,678 are held of record by the D & V Collins Family Limited Partnership (as to which Mr. Collins has shared voting and investment power), 410,501 shares are held by the Collins Family Community Property Trust (as to which Mr. Collins has shared voting and investment power) and 9,743 shares are held by the David
     P. Collins Annuity Trust. Excludes 8,993 shares beneficially owned by Mr. Collins held of record by the ESOP on December 31, 1998.

(6) Of the 11,000 shares beneficially owned by Mr. DeWald, as non-employee directors, Mr. Dewald holds 3,500 and 7,500 are options exercisable within 60 days of March 25, 1999.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  As of March 25, 1999, the following persons are known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock. The numbers shown on the table should be interpreted in light of the related footnote.

                                     NAME AND ADDRESS OF                  AMOUNT AND NATURE OF
    TITLE OF CLASS                     BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP       PERCENT OF CLASS
    --------------                   -------------------                  --------------------       ----------------
        Common            Prometheus Assisted Living LLC (1)                   7,595,069                  47.9 %
                              Thirty Rockefeller Plaza, 63rd Floor
                              New York, NY 10020

        Common            Dimensional Fund Advisors Inc. (2)                     914,700                   5.76%
                              1299 Ocean Avenue, 11th Floor
                              Santa Monica, CA 90401

------------

(1) According to the Schedule 13D filed on January 26, 1998 by Prometheus Assisted Living LLC.

(2)  According to Schedule 13G dated February 11, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     We utilize the services of J&D Design, as well as others, for interior design work at our communities. The principal of J&D Design is Joan Davidson, wife of former Senior Vice President Eric Davidson and daughter-in-law of the former Chairman, President and Chief Executive Officer, Gary Davidson. Services provided by J&D Design include design work and the purchase of furniture, fixtures and equipment ("FF&E") for developed ALCs and rehabilitation of existing or newly acquired ALCs. We paid J&D Design approximately $560,000, $755,000 and $431,000 for the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively, a portion of which was for design services and a portion of which was for reimbursement of costs for FF&E.

     Mr. R. Bruce Andrews, a former member of our Board of Directors, is President of Nationwide Health Properties, Inc. ("NHP"), a Health Care REIT. NHP is the owner of 16 ALCs which are leased to the Company. Of that number, leases for 13 ALCs were entered into prior to November 29, 1995, the date Mr. Andrews became a Board member, and leases for three ALCs were entered into during Mr. Andrews' tenure as Board member. Lease payments have aggregated approximately $11.3 million, $8.2 million and $10.3 million for the year ended December 31, 1998, the nine-month period ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively.

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

     Robert P. Freeman, a Director of the Company, is a private investor. From 1992 through April 1999 Mr. Freeman was a Principal and Chief Investment Officer of LFREI, the managing member of Prometheus Assisted Living, LLC, as well as a Managing Director of Lazard Freres & Co., LLC, the managing member of LFREI. Murry N. Gunty, a Director of the Company, is a private investor. From 1995 through April 1999, Mr. Gunty was a Principal of LFREI, the managing member of Prometheus Assisted Living, LLC. Messrs. Freeman and Gunty both serve as Directors of Kapson Senior Quarters Corp. and The Fortress Group. Kenneth M. Jacobs, also a Director of the Company, is a Managing Director of Lazard Freres & Co., LLC, the managing member of LFREI. On October 29, 1997, Prometheus committed to purchase $60,000,000 aggregate principal amount of the Company's 6.75% Convertible Subordinated Notes due 2007. Pursuant to a related agreement, Prometheus previously purchased 1,921,012 shares of Common Stock for an aggregate purchase price of $26,894,168. In connection with these transactions, the Company entered into a registration rights agreement with Prometheus and a Stockholders Agreement with Prometheus and LFREI. Pursuant to the registration rights agreement between the Company and Prometheus, the Company granted Prometheus limited demand registration rights to facilitate the resale of certain securities owned by it and certain piggyback rights to sell a portion of its securities in connection with certain offerings of securities of the Company.

     Pursuant to the Stockholders Agreement, as amended, as of October 30, 1997, the Board was expanded to its nine members, and Messrs. Freeman, Jacobs and Gunty, each nominees of Prometheus, were appointed as our Directors. Until the occurrence of a termination event, at each annual or special meeting of our shareholders, Prometheus had the right pursuant to the Stockholders
Agreement and our Bylaws to designate three nominees to the Board if the Board is a single class or one designee per class if the Board is divided into three classes. A termination event occurred if either:

     - Prometheus no longer owns at least 5% of the Common Stock on a fully diluted basis; or
     -    Prometheus no longer owns at least $25 million of Common Stock.

     The Stockholders Agreement, as amended, further provided that during a standstill period of three years (which period is subject to early termination in certain circumstances), Prometheus would be subject to certain limitations and restrictions relating to, among other matters, acquisitions of additional shares of Common Stock (generally limiting Prometheus to beneficially owning no more than 49.9% of the shares of Common Stock on a fully diluted basis), transfers of Common Stock held by Prometheus and seeking representation on the Board other than as contemplated by the Stockholders Agreement. In addition, during the standstill period, Prometheus was required to vote all shares of Common Stock owned by it representing an aggregate ownership in excess of 35.8% of the outstanding shares of Common Stock in one of the following two manners: in accordance with the recommendation of the Board or proportionally in accordance with the votes of the other holders of Common Stock. Prometheus was also required to vote its shares of Common Stock in favor of the election of all directors nominated by our nominating committee, if any, or the Board, provided such nominations are in accordance with certain provisions of the Amended Stockholders Agreement. Prometheus currently owns 7,595,069 shares, or approximately 47.9%, of our Common Stock.

     On October 21, 1998, we announced that a termination event occurred on October 12, 1998, when the price of our common stock dropped to a point where LFREI no longer beneficially owned our common stock having a market value of at least $25 million. As a result of the termination event, LFREI's standstill obligations would have terminated on January 11, 1999. However, on December 7, 1997, the Superior Court of the State of California, County of Orange issued an order in favor of LFREI's cross complaint concluding that their standstill obligations terminated as of April 1998.

     To address certain structural issues in connection with tax credit partnerships, Pacific Demographics Corporation ("Pacific Demographics") (formerly ARVTC, Inc.), was formed in August 1994 by Messrs. Booty, Collins and Espley-Jones, as well as three former officers, to provide certain development services for these partnerships in exchange for cash and deferred development fees generated by the tax credit partnerships. In order to lessen potential conflicts of interest, in July 1995, the Company's then principal shareholders, who included but were not limited to Messrs. Booty, Collins and Espley-Jones sold Pacific Demographics, Inc. to the Company for $100,000 in cash. In addition, they formed a general partnership, Hunter Development ("Hunter"), and became co-developers with Pacific Demographics and retained the right to receive 20% of all developer fees up to a maximum of $850,000. Subsequently each of the general partners of Hunter assigned his interest in Hunter to Redhill Development, LLC. Of the maximum amount of $850,000 which could be distributed, $300,428 has been distributed to date of which Messrs. Booty, Collins and Espley-Jones have received $111,627, $65,714 and $37,153, respectively.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) EXHIBITS: The following exhibits are filed as part of, or incorporated by reference into this report on Form 10-K/A:


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

       10.11      Amendment to Executive Employment Agreement, effective
                  December 5, 1997, by and between ARV Assisted Living,

    EXHIBIT
    NUMBER                                  DESCRIPTION
    ------                                  -----------
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

       10.14 Loan and Security Agreement, dated November 16, 1998, by and between Bayspring Village, LLC, Inn at Lakewood Development,
                  LLC, Laurel Ridge Development, LLC, Lynnbrooke - Irvine, LLC and Finova Capital Corporation.

       10.15 Master Loan and Security Agreement, dated October 30, 1998, by and between Berkshire Renovation, LLC, Encino Renovation, LLC,
                  Rossmore Renovation, LLC and Finova Capital Corporation.

       10.16      Schedule to Master Loan and Security Agreement, dated October
                  30, 1998, by and between Berkshire Renovation, LLC, Encino
                  Renovation, LLC, Rossmore Renovation, LLC and Finova Capital
                  Corporation.

       10.17      Projected Cash Shortfall Protection Agreement, dated November
                  16, 1998, by and between ARV Assisted Living, Bayspring
                  Village, LLC, Inn at Lakewood Development, LLC, Laurel Ridge
                  Development, LLC, Lynnbrooke - Irvine, LLC, and Finova Capital
                  Corporation.

       10.18      Projected Cash Shortfall Protection Agreement, dated November
                  16, 1998, by and between ARV Assisted Living, Berkshire
                  Renovation, LLC, Encino Renovation, LLC, Rossmore Renovation,
                  LLC and Finova Capital Corporation.

       10.19 Purchase and Sale Agreement, dated March 19, 1999, by and between ARV Assisted Living, Inc., Bella Vita ARV, Inc., Aspen
                  Amber Park, LLC, Aspen Bella Vita, LLC, Aspen Gayton Terrace,
                  LLC and Aspen Wyndham Lakes, LLC.

       10.20 Separation and Mutual Release Agreement, dated March 23, 1999, by and between Howard G. Phanstiel and ARV Assisted Living,
                  Inc.

       10.21 Separation and Mutual Release Agreement, dated March 17, 1999, by and between Sheila M. Muldoon and ARV Assisted Living,
                  Inc.

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

                                     Date: April 30, 1999


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


                    SIGNATURE                                             TITLE                                DATE
                    ---------                                             -----                                ----
            /s/ DOUGLAS M. PASQUALE                      President and Chief Executive Officer           April 30, 1999
-----------------------------------------------
              Douglas M. Pasquale

              /s/ ABDO H. KHOURY                         Senior Vice President and Chief                 April 30, 1999
-----------------------------------------------          Financial Officer
                Abdo H. Khoury

               /s/ JOHN A. BOOTY                         Director                                        April 30, 1999
-----------------------------------------------
                 John A. Booty

             /s/ DAVID P. COLLINS                        Director                                        April 30, 1999
-----------------------------------------------
               David P. Collins

             /s/ MAURICE J. DEWALD                       Director                                        April 30, 1999
-----------------------------------------------
               Maurice J. DeWald

             /s/ ROBERT P. FREEMAN                       Director                                        April 30, 1999
-----------------------------------------------
               Robert P. Freeman

              /s/ MURRY N. GUNTY                         Director                                        April 30, 1999
-----------------------------------------------
                Murry N. Gunty

             /s/ KENNETH M. JACOBS                       Director                                        April 30, 1999
-----------------------------------------------
               Kenneth M. Jacobs

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

       10.11      Amendment to Executive Employment Agreement, effective
                  December 5, 1997, by and between ARV Assisted Living,

    EXHIBIT
    NUMBER                                  DESCRIPTION
    ------                                  -----------
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

       10.14 Loan and Security Agreement, dated November 16, 1998, by and between Bayspring Village, LLC, Inn at Lakewood Development,
                  LLC, Laurel Ridge Development, LLC, Lynnbrooke - Irvine, LLC and Finova Capital Corporation.

       10.15 Master Loan and Security Agreement, dated October 30, 1998, by and between Berkshire Renovation, LLC, Encino Renovation, LLC,
                  Rossmore Renovation, LLC and Finova Capital Corporation.

       10.16      Schedule to Master Loan and Security Agreement, dated October
                  30, 1998, by and between Berkshire Renovation, LLC, Encino
                  Renovation, LLC, Rossmore Renovation, LLC and Finova Capital
                  Corporation.

       10.17      Projected Cash Shortfall Protection Agreement, dated November
                  16, 1998, by and between ARV Assisted Living, Bayspring
                  Village, LLC, Inn at Lakewood Development, LLC, Laurel Ridge
                  Development, LLC, Lynnbrooke - Irvine, LLC, and Finova Capital
                  Corporation.

       10.18      Projected Cash Shortfall Protection Agreement, dated November
                  16, 1998, by and between ARV Assisted Living, Berkshire
                  Renovation, LLC, Encino Renovation, LLC, Rossmore Renovation,
                  LLC and Finova Capital Corporation.

       10.19 Purchase and Sale Agreement, dated March 19, 1999, by and between ARV Assisted Living, Inc., Bella Vita ARV, Inc., Aspen
                  Amber Park, LLC, Aspen Bella Vita, LLC, Aspen Gayton Terrace,
                  LLC and Aspen Wyndham Lakes, LLC.

       10.20 Separation and Mutual Release Agreement, dated March 23, 1999, by and between Howard G. Phanstiel and ARV Assisted Living,
                  Inc.

       10.21 Separation and Mutual Release Agreement, dated March 17, 1999, by and between Sheila M. Muldoon and ARV Assisted Living,
                  Inc.

       99.1       Complaint in ARV Assisted Living, Inc. v. Lazard Freres Real
                  Estate Investors LLC, et al., case no. 787788, incorporated by reference to our 8-K filed with the Securities and Exchange
                  Commission on May 26, 1998.