Form 10-Q
period 1999-03-31
ARV ASSISTED LIVING INC
filed 1999-05-17
CIK 949322

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock, no par value, as of May 11, 1999 was 15,873,498.


===============================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1999            1998
                                                                ---------      ------------
Current assets:
  Cash and cash equivalents ..............................      $  13,099       $  11,885
  Fees receivable and other amounts due from affiliates ..          1,084             757
  Prepaids and other current assets ......................          5,022           5,857
  Properties held for sale, net ..........................         13,952          35,211
                                                                ---------       ---------
          Total current assets ...........................         33,157          53,710
Property, furniture and equipment, net ...................        119,107         105,679
Goodwill, net ............................................         22,996          23,165
Operating lease security deposits ........................         11,834           5,219
Other non-current assets .................................         18,714          17,586
                                                                ---------       ---------
                                                                $ 205,808       $ 205,359
                                                                =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................      $   2,873       $   5,142
  Accrued liabilities ....................................         14,032          11,644
  Notes payable, current portion .........................         12,194          21,669
  Accrued interest payable ...............................            366           1,677
  Net current liabilities from discontinued operations ...          2,167           1,895
                                                                ---------       ---------
          Total current liabilities ......................         31,632          42,027
Lease liabilities ........................................          1,701           1,346
Deferred revenue, less current portion ...................            898             934
Notes payable, less current portion ......................        102,515          88,175
                                                                ---------       ---------
                                                                  136,746         132,482
                                                                ---------       ---------
Commitments and contingent liabilities

Minority interest in majority owned entities .............          7,409           7,190
                                                                ---------       ---------

Series A preferred stock, convertible and redeemable;
  2,000 shares authorized, none issued or
  outstanding at March 31, 1999 and
  December 31, 1998 ......................................             --              --
Shareholders' equity:
  Preferred stock, no par value. Authorized
    8,000 shares, none issued and outstanding ............             --              --
  Common stock, no par value. Authorized
     100,000 shares; issued and outstanding
     15,873 shares at March 31, 1999
     and December 31, 1998 ...............................        143,178         143,178
  Accumulated deficit ....................................        (81,526)        (77,491)
                                                                ---------       ---------
          Total shareholders' equity .....................         61,653          65,687
                                                                ---------       ---------
                                                                $ 205,808       $ 205,359
                                                                =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
                                                                1999           1998
                                                              --------       --------
Revenue:
  Assisted living community revenue:
    Rental revenue .....................................      $ 28,623       $ 22,158
    Assisted living and other services .................         6,900          4,980
    Management fees from others ........................            47             --
    Management fees from affiliates ....................           237            189
                                                              --------       --------
                   Total revenue .......................        35,807         27,327
                                                              --------       --------
Operating expenses:
  Assisted living community operating expense ..........        21,855         16,670
  Assisted living community lease expense ..............         8,075          5,635
  General and administrative ...........................         4,112          5,874
  Depreciation and amortization ........................         2,258          1,815
                                                              --------       --------
                    Total operating expenses ...........        36,300         29,994
                                                              --------       --------
Loss from operations ...................................          (493)        (2,667)
                                                              --------       --------
Other income (expense):
  Interest income ......................................           102          1,256
  Other income, net ....................................            54             71
  Interest expense .....................................        (2,023)        (1,284)
                                                              --------       --------
                    Total other income (expense) .......        (1,867)            43
                                                              --------       --------

Loss before income taxes ...............................        (2,360)        (2,624)
Income tax expense .....................................            --              5
                                                              --------       --------
Loss before minority interest in income of majority
 owned entities and cumulative effect of change in
 accounting principle ..................................        (2,360)        (2,629)
Minority interest in income of majority owned entities..           415            385
                                                              --------       --------
Loss before cumulative effect of change in accounting
 principle .............................................        (2,775)        (3,014)
Cumulative effect of change in accounting principle ....        (1,260)            --
                                                              --------       --------
        Net loss .......................................      $ (4,035)      $ (3,014)
                                                              ========       ========
Basic and diluted loss per common share:
 Loss before cumulative effect of change in accounting
  principle ............................................      $  (0.17)      $  (0.19)
 Cumulative effect of change in accounting principle ...         (0.08)            --
                                                              --------       --------
        Net loss .......................................      $  (0.25)      $  (0.19)
                                                              ========       ========

Weighted average common shares outstanding .............        15,873         15,855
                                                              ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ------------------------
                                                                      1999           1998
                                                                    --------       ---------
Net cash used in operating activities of continuing
  operations .................................................      $ (2,088)      $  (3,527)
Net cash provided by (used in) operating activities of
  discontinued operations ....................................           272          (1,928)
                                                                    --------       ---------
       Net cash used in operating activities .................        (1,816)         (5,455)
                                                                    --------       ---------
Cash flows used in investing activities:
  Proceeds from the sale of communities, net of cost .........        21,260             (85)
  Purchase of previously leased communities ..................       (14,636)
  Additions to property, furniture and equipment .............        (2,205)         (2,833)
  Increase in leased property security deposits ..............        (4,582)            (10)
  Escrow deposit for purchase of communities .................            --         (14,000)
  Cash contributed to joint venture ..........................        (1,248)             --
  Other ......................................................           (16)           (568)
                                                                    --------       ---------
       Net cash used in investing activities .................        (1,427)        (17,496)
                                                                    --------       ---------
Cash flows provided by (used in) financing activities:
  Borrowings under notes payable for purchase of previously
   leased communities ........................................        14,678              --
  Repayments of notes payable ................................        (9,813)           (141)
  Distributions from majority owned entities .................          (195)             --
  Issuance of common stock, net of issuance costs ............            --              52
  Issuance costs in connection with conversion of subordinated
    notes ....................................................            --          (2,610)
  Other ......................................................          (213)             --
                                                                    --------       ---------
       Net cash provided by (used in) financing activities ...         4,457          (2,699)
                                                                    --------       ---------
       Net (decrease) increase in cash and cash equivalents ..         1,214         (25,650)
Cash and cash equivalents at beginning of period .............        11,885         102,776
                                                                    --------       ---------
Cash and cash equivalents at end of period ...................      $ 13,099       $  77,126
                                                                    ========       =========
Supplemental schedule of cash flow information:
  Cash paid during the period for:
  Interest ...................................................      $  3,429       $   2,690
                                                                    ========       =========
  Income taxes ...............................................      $     --       $       5
                                                                    ========       =========
Supplemental schedule of non-cash investing activities:
  Accrual of operating lease security deposit obligations ....      $  2,033       $      --
                                                                    ========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We prepared the accompanying condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries ("the Company" or "ARV") following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles ("GAAP") can be condensed or omitted. We have reclassified certain prior year data to conform to the 1999 presentation.

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, you should also read the financial statements and notes in our Form 10-K for 1998, which is on file with the SEC.

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

RECENT ACCOUNTING DEVELOPMENTS

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized start-up or organizational costs. We adopted the provisions of SOP 98-5 on January 1, 1999 and reported a charge of approximately $1.3 million for the cumulative effect of this change in accounting principle. There was no effect on income taxes related to the write-off.

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate performance and make resource allocation decisions on a community-by-community basis. Accordingly, each community is considered an "operating segment" under SFAS 131. However,

SFAS 131 did not have an impact on the financial statements because the communities have similar economic characteristics, as defined by SFAS 131, and meet the criteria for aggregation into one "reportable segment."

LOSS PER SHARE

Basic earnings per share ("EPS") excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of potentially dilutive securities was not included for any of the periods presented as the effect was antidilutive. Potentially dilutive securities include convertible notes and stock options, which convert to 3,883,693 and 4,525,699 shares of common stock for the three-month periods ended March 31, 1999 and 1998, respectively.

(2) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

We guarantee indebtedness of certain affiliated partnerships as follows:

                                            (IN THOUSANDS)
Notes secured by real estate                    $20,264
Construction loans associated with the
  development and construction of
  affordable housing apartments secured
  by real estate                                $32,973

The maximum aggregate amount of guaranteed indebtedness is $55.5 million at March 31, 1999. We have guaranteed tax credits for certain partnerships in the aggregate amount of $78.4 million, excluding interest, penalties or other charges which might be assessed against the partners. We have provided development and operating deficit guarantees for certain affiliated partnerships. In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued nor are any additional accruals anticipated.

In the past we provided standby letters of credit as security deposits with most of our landlords. In December 1998, we provided cash in exchange for the release of the standby letters of credit to our largest landlord, Nationwide Health Properties, Inc. ("NHP"). For a period of time that is extended on a month to month basis, NHP has granted a temporary reduction in some of the security deposits totaling approximately $1.8 million. As of March 31, 1999, we have recorded as a liability for all obligations related to the temporarily reduced security deposits. We anticipate funding the temporary reduction during 1999.

LITIGATION

On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which we are the managing general partner and a majority limited partner, filed lawsuits in the Superior Court for the State of California, County of Santa Clara, seeking declaratory judgment against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). ARVP II leased the Campbell and Sunnyvale assisted living communities ("ALCs") under long-term leases. A dispute arose as to the amount of rent due during the 10-year lease renewal periods, which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. Two other ALCs leased by ARVP II, the Retirement Inn of Fremont and the Retirement Inn at Burlingame are owned by entities, which are related to the entities that own the Campbell and Sunnyvale ALCs. The parties have mutually negotiated the terms of a purchase agreement involving the sale of the landlord's fee interest in the four ALCs to ARVP II and settlement of all claims. On March 2, 1999, ARVP II obtained financing and purchased, through its wholly owned subsidiary, ARVP II, LLC, the landlords' interests in four ALCs for approximately $14.6 million, and the litigation has been dismissed.

On April 24, 1998, we were served with a lawsuit by Emeritus Corporation ("Emeritus"), which was filed in the Superior Court of California, County of Orange, alleging that share purchases on January 16, 1998 by Prometheus Assisted Living LLC triggered our Shareholder Rights Agreement. Emeritus contends that due to the alleged triggering event we are required to distribute one right per share of outstanding Company stock and that each right is exercisable for approximately 9.56 shares at a total purchase price of $70 (or approximately $7.32 per share). We believe that Emeritus' claims are meritless and we are contesting them vigorously.

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

On October 21, 1998, we announced that a "Termination Event", as defined in the Amended Stockholders Agreement, occurred on October 12, 1998, when Prometheus no longer beneficially owned our common stock having a market value of at least $25 million. As a result of the Termination Event, Prometheus' and LFREI's standstill obligations would have terminated on January 11, 1999. However, on December 7, 1998, the Superior Court of the State of California, County of Orange issued an order in favor of LFREI concluding that their standstill obligations terminated as of April 1998. Final judgement in the action was entered on May 12, 1999.

On December 18, 1998, Prometheus filed a lawsuit in the Delaware Chancery Court against the Company and two of our directors, Howard G. Phanstiel and John A. Booty. The lawsuit seeks a determination that our annual meeting of stockholders held in June 1998 was invalid because Prometheus alleges we failed to reach a quorum and, accordingly, the election of the named individual directors was allegedly invalid.

Since the nature of litigation is that results cannot be predicted with certainty, there can be no assurance we will prevail in any of the foregoing litigation actions.

We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position taken as a whole.

(3) ACQUISITIONS

HILLSDALE COMMUNITIES

In 1998 we purchased interests in 11 ALCs, including a skilled nursing component in one community, all located in California, for $83.5 million. The communities acquired are as follows:

                                                                            DATE
COMMUNITY                                    LOCATION           UNITS      ACQUIRED
---------                                    --------           -----      --------
OWNED
Golden Creek Inn...........................  Irvine, CA           123     April 16, 1998
Hillcrest Inn..............................  Thousand Oaks, CA    137     April 16, 1998

                                                                            DATE
COMMUNITY                                    LOCATION           UNITS      ACQUIRED
---------                                    --------           -----      --------
Rossmore House.............................  Los Angeles, CA      157     May 4, 1998
The Berkshire..............................  Berkley, CA           81     May 12, 1998
Encino Hills Terrace.......................  Encino, CA            76     July 7, 1998
                                                               ------
    Total owned............................                       574
                                                               ------
LEASED
Willow Glen Villa..........................  San Jose, CA         188     May 18, 1998
Hillsdale Manor Retirement Center (a)......  San Mateo, CA        159     July 2, 1998
                                                               ------
    Total Owned............................                       347
                                                               ------
MANAGED
Sterling Court (b).........................  San Mateo, CA        149     April 16, 1998
Palo Alto Commons..........................  Palo Alto, CA        143     April 16, 1998
San Carlos Retirement Center...............  San Carlos, CA        85     April 16, 1998
The Altenheim..............................  Oakland, CA          138     April 16, 1998
                                                               ------
    Total Managed..........................                       515
                                                               ------
    Total..................................                     1,436
                                                               ======

----------
(a) Includes a skilled nursing center.

(b) In addition, we acquired a twenty percent (20%) general partnership interest in WHW Associates, the fifty percent (50%) general partner of Fifty Peninsula Partners, a California limited partnership, which owns Sterling Court.

We accounted for the above transactions using the purchase method of accounting and paid approximately $71.7 million of the purchase prices from cash on hand and assumed $15.25 million of existing mortgage financing.

The purchase price paid in excess of the fair value of identifiable assets for the owned, leased and managed communities acquired aggregated approximately $23.6 million and is being amortized over the life of the related assets of 35 years.

CASA AMIGO PROPERTIES

On March 2, 1999, ARVP II obtained financing and, through a wholly owned subsidiary, ARVP II, LLC, acquired the landlords' interests in four previously leased ALCs for approximately $14.6 million. The loan bears interest at the greater of the bank's prime rate or 7.75 percent, requires monthly interest payments and all unpaid principal and interest is due on July 31, 2000.

(4)     SALES OF ASSISTED LIVING COMMUNITIES

On March 18, 1999, we entered into purchase and sale agreements for the sale of five owned ALCs located outside of California for approximately $32.3 million. On March 30, 1999, we completed the sale of three of these five ALCs, with the remaining two ALCs anticipated to close during the second and third quarters of 1999. As of December 31, 1998, these ALCs were included in assets held for sale at their sales price, therefore no gain or loss was recorded on the sale during 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

This 10-Q report contains forward-looking statements, including statements regarding, among other items:

     o    our business strategy;

     o    our liquidity requirements and ability to obtain financing;

     o    the impact of future acquisitions and developments;

     o the anticipated sale of two ALCs during the second and third quarters of 1999;

     o    the level of future capital expenditures;

     o    the impact of inflation and changing prices;

     o    the outcome of certain litigation matters; and

     o    the impact of Year 2000 Issues.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

     o    access to capital necessary for acquisitions and development;

     o    our ability to manage growth;

     o    the successful integration of ALCs into our portfolio;

     o    governmental regulations;

     o    competition; and

     o    other risks associated with the assisted living industry.

Although we believe we have the resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurances that events anticipated by these forward-looking statements will in fact transpire as expected.

OVERVIEW

We are a leading national provider of assisted and independent living services for the elderly. As of March 31, 1999, we operated 60 ALCs containing 7,495 units, including 35 Leased ALCs, 17 Owned ALCs and 8 Managed ALCs. Additionally, we are in various stages of construction and development on 7 ALCs with an anticipated total of 923 units.

Since commencing operation of ALCs for our own account in April 1994, we embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition and long-term leasing of ALCs. We focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they "age in place." During 1998, we acquired interests in 11 ALCs and one skilled nursing facility from Hillsdale Group, LP and their affiliates, and opened five newly constructed ALCs. The Hillsdale transaction substantially increased our presence in Northern and Southern California.

As of March 31, 1999, a substantial portion of our business and operations are conducted in California, where 40 of the 60 ALCs we operated are located. We intend to continue to make California the primary focus of our clustering strategy. However, we do not intend to continue our historic growth rate in order to focus greater attention and resources on enhancing the profitability of our existing core operations and on leasing up new developments at a faster rate. In addition to acquiring and developing ALCs through direct ownership and the use of long-term leases, we plan to divest ALCs that do not expand or enhance one of our clusters or do not meet our financial objectives. In December 1998, our Board of Directors decided to sell five owned ALCs and five land sites located outside of California. On March 18, 1999, we entered into purchase and sale agreements for the sale of the five owned ALCs for approximately $32.3 million. On March 30, 1999, we completed the sale of three of five ALCs, with the remaining two ALCs anticipated to close during the second and third quarters of 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

The following table sets forth a comparison of the three months ended March 31, 1999 ("the 1999 Quarter") and the three months ended March 31, 1998 ("the 1998 Quarter").

                                                                    FOR THE THREE-MONTHS ENDED
                                                                              MARCH 31,
                                                                 ----------------------------------
(DOLLARS IN MILLIONS)                                                                    INCREASE/
                                                                 1999           1998     (DECREASE)
                                                                 -------     -------     ----------
Revenue:
  Assisted living community revenue .......................      $  35.5     $  27.1         30.9 %
  Management fees from affiliates and others ..............          0.3         0.2         50.0 %
                                                                 -------     -------       ------
          Total revenue ...................................         35.8        27.3         31.0 %
                                                                 -------     -------       ------
Operating expenses:
  Assisted living community operating expense .............         21.8        16.6         32.0 %
  Assisted living community lease expense .................          8.1         5.6         43.3 %
  General and administrative ..............................          4.1         6.0        (31.3)%
  Depreciation and amortization ...........................          2.3         1.8         24.4 %
                                                                 -------     -------       ------
          Total operating expenses ........................         36.3        30.0         21.0 %
                                                                 -------     -------       ------
Loss from operations ......................................         (0.5)       (2.7)       (81.5)%
Other income (expense):
  Interest income .........................................          0.1         1.3        (91.9)%
  Other income, net .......................................         --           0.1        (23.8)%
  Interest expense ........................................         (2.0)       (1.3)        57.6 %
                                                                 -------     -------       ------
          Total other income (expense) ....................         (1.9)        0.1      (4428.0)%
                                                                 -------     -------       ------
Loss from operations before minority interest in income of
 majority owned entities and cumulative effect of change in
 accounting ...............................................         (2.4)       (2.6)       (10.1)%
Minority interest in income of majority owned entities ....          0.4         0.4          7.8 %
                                                                 -------     -------       ------
Loss before cumulative effect of change in accounting .....         (2.8)       (3.0)        (8.0)%
  Cumulative effect of change in accounting ...............         (1.2)       --         (100.0)%
                                                                 -------     -------       ------
          Net loss ........................................      $  (4.0)    $  (3.0)        33.8 %
                                                                 =======     =======       ======

The increase in assisted living community revenue is attributable to the following:

     o the acquisition of seven ALCs during the second and third quarters of 1998;

     o the opening of five leased ALCs during 1998 (only one during the 1998 Quarter);

     o an increase in average occupancy for ALCs which we owned and leased in both periods to 86.9% for the 1999 Quarter as compared to 85.7% for the 1998 Quarter;

     o an increase in assisted living penetration for ALCs which we owned and leased in both periods to 44.4% for the 1999 Quarter as compared to 40.9% for the 1998 Quarter; and

     o an increase in average rate per occupied unit for ALCs which we owned and leased in both periods to $1,904 for the 1999 Quarter as compared to $1,750 for the 1998 Quarter.

Management fees from affiliates and others increased due to the increase in the number of management contracts to eight in 1999 from three in 1998.

Assisted living community operating expense increased due to:

     o the acquisition of seven ALCs during the second and third quarters of 1998;

     o the opening of five leased ALCs during 1998 (only one during the 1998 Quarter);

     o staffing requirements related to increased assisted living services provided; and

     o    increased wages of staff.

The increase in assisted living community lease expense is primarily due to the acquisition of two leased ALCs and the opening of five leased ALCs.

General and administrative expenses decreased due to:

     o    proxy fight expenses incurred in the 1998 Quarter ($1.5 million); and

     o    efforts to reduce staff at our corporate office.

Depreciation and amortization expenses increased due to the acquisition of seven owned and leased ALCs and the opening of five Leased ALCs during 1998.

Interest income decreased due to lower average cash balances carried by us during the 1999 Quarter as compared to the 1998 Quarter.

Other income remained constant for the 1999 Quarter as compared to the 1998 Quarter.

Interest expense increased due to additional debt assumed in connection with the acquisition of two owned ALCs.

Minority interest remained constant for the 1999 Quarter as compared to the 1998 Quarter.

Cumulative effect of change in accounting principle is a result of the adoption of SOP 98-5 which requires that costs of start-up activities and organizational costs be expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $13.1 million and $11.9 million at March 31, 1999 and December 31, 1998, respectively.

Working capital decreased to $1.5 million as of March 31, 1999 compared to working capital of $11.7 million at December 31, 1998. The decrease was due primarily to increases in operating lease security deposits, cash used in operating activities and capital expenditures.

Cash used in operating activities was $1.8 million for the 1999 Quarter, compared to $5.5 million for the 1998 Quarter. The primary components of cash used in operating activities for the 1999 Quarter were:

     o    a net loss of $4.0 million;

     o    a $2.7 million decrease in net liabilities; offset by:

     o $0.3 million of cash provided by operations of discontinued operations; and

     o non-cash charges of $2.3 million for depreciation and amortization, $1.3 million for cumulative effect of change in accounting and $0.8 million in other non-cash items.

Cash used in investing activities was $1.4 million for the 1999 Quarter, compared to $17.5 million for 1998 Quarter. The primary components of cash used in investing activities for the 1999 Quarter were:

     o    $14.6 for purchase of previously leased communities;

     o    $2.2 million of purchases of property, furniture and equipment;

     o    $4.6 million for increases in Leased ALCs security deposits;

     o    $1.2 million for cash contributed to a joint venture; offset by:

     o    $21.2 million of proceeds from the sale of three ALCs.

Net cash provided by financing activities was $4.5 million for the 1999 Quarter, compared to net cash used in financing activities of $2.7 million for the 1998 Quarter. The primary components of cash provided by financing activities for the 1999 Quarter were:

     o    $14.7 million of proceeds from bridge financing; offset by:

     o    $9.8 million for repayments of notes payable;

     o $0.2 million for distributions paid from majority owned partnerships to the minority unit holders; and

     o    $0.2 million for other financing activities.

The various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, debt-to-equity and debt service coverage, among others. At March 31, 1999, we were not in compliance with the current ratio, debt service coverage and facility coverage ratio under certain agreements. We have obtained waivers for those covenants with which we were not in compliance. Had we not obtained waivers, we would have been in default of $7.7 million of guaranteed debt and the lease agreements for three ALCs.

We believe that our existing liquidity, our ability to sell ALCs and land sites which do not meet our financial objectives or geographic clustering strategy, and our ability to refinance certain Owned ALCs and investments will provide adequate resources to meet our current operating and investing needs and support our current growth plans for the next 12 months. We do not currently generate sufficient cash from operations to fund recurring working capital requirements. We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our growth strategy, including the acquisition and development of ALCs as well as other capital expenditures and additional funds to meet increased working capital requirements.

YEAR 2000 ISSUE

General

We use certain computer programs that were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this were to occur with any of our computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. We have developed a comprehensive program to test and modify our information technology to address the Year 2000 Issue. We believe that our program is on schedule for completion by the end of 1999, and that there will be no material impact on our business, results of operations, financial position or liquidity as a result of Year 2000 Issues.

Program

Our program is focused on the following three main projects:

     o information technology infrastructure - all of our hardware and software systems;

     o community maintenance - community specific systems, including alarms (security, fire and emergency call), elevator, phone, HVAC, and other systems; and

     o    third party suppliers/vendors -

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

We have received communications from third-party providers of our administrative services, as well as our significant suppliers of services and products to determine the extent to which we are vulnerable to those parties' failures to remediate their own Year 2000 Issues. We completed our evaluation of those suppliers during the third quarter of 1998. We do not presently believe that third party Year 2000 issues will have a material adverse effect on us. However, there can be no guarantee that the systems of other companies on which our operations or systems rely will be remedied on a timely basis or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on us.

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

Risks

We believe that our Year 2000 program will be completed by the end of the third quarter of 1999. Our program's schedule is based on a number of factors and assumptions, such as:

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

We intend to determine if contingency plans are needed for any aspect of our business with respect to Year 2000 Issues (including most reasonably likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the third quarter of 1999.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $250,000.

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


                                                           EXPECTED MATURITY DATE - MARCH 31,
                                                                                                                        FAIR
                               2000         2001         2002         2003         2004      THEREAFTER     TOTAL       VALUE
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
                                                                   (DOLLARS IN THOUSANDS)
     Fixed rate debt           $11,532      $15,096      $   169      $   183       $ 198       $62,471      $89,649     $89,649
     Average interest rate        9.31%        7.78%        7.86%        7.86%       7.86%         6.84%

     Variable rate debt        $   562      $   584      $   608      $18,879       $ 234       $ 4,193      $25,060     $25,060
     Average interest rate        8.40%        8.40%        8.39%        8.24%       8.50%         8.50%


We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.


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

On April 24, 1998, we were served with a lawsuit by Emeritus Corporation ("Emeritus"), which was filed in the Superior Court of California, County of Orange, alleging that share purchases on January 16, 1998 by Prometheus Assisted Living LLC triggered our Shareholder Rights Agreement. Emeritus contends that due to the alleged triggering event we are required to distribute one right per share of outstanding Company stock and that each right is exercisable for approximately 9.56 shares at a total purchase price of $70 (or approximately $7.32 per share). We believe that Emeritus' claims are meritless and we are contesting them vigorously. On May 12, 1998, we filed a lawsuit in the Superior Court for the State of California, County of Orange, seeking to enjoin Kapson Senior Quarters Corp. ("Kapson"), a controlled affiliate of Lazard Freres Real Estate Investors LLC ("LFREI") from acquiring Atria Communities ("Atria"), a then unaffiliated competitor. Atria was also named as a defendant in the suit, as were three LFREI representatives on our Board of Directors, Messrs. Kenneth
M. Jacobs, Robert P. Freeman and Murry N. Gunty. We alleged that LFREI was violating both its contractual and fiduciary duties to us if it allowed Kapson to proceed with the acquisition without first offering us the right to be the acquiring party and then, if we declined, obtaining our permission to consummate this acquisition.

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

On October 21, 1998, we announced that a "Termination Event", as defined in the Amended Stockholders Agreement, occurred on October 12, 1998, when Prometheus no longer beneficially owned our common stock having a market value of at least $25 million. As a result of the Termination Event, Prometheus' and LFREI's standstill obligations would have terminated on January 11, 1999. However, on December 7, 1998, the Superior Court of the State of California, County of Orange issued an order in favor of LFREI concluding that their standstill obligations terminated as of April 1998. Final judgement in the action was entered on May 12, 1999.

On December 18, 1998, Prometheus filed a lawsuit in the Delaware Chancery Court against the Company and two of our directors, Howard G. Phanstiel and John A. Booty. The lawsuit seeks a determination that our annual meeting of stockholders held in June 1998 was invalid because Prometheus alleges we failed to reach a quorum and, accordingly, the election of the named individual directors was allegedly invalid.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    27            Financial Data Schedule

 (b)    REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ARV ASSISTED LIVING, INC.,
                        A Delaware Corporation


                        By: /s/ Douglas M. Pasquale
                           ---------------------------------
                        Douglas M. Pasquale
                        President and Chief Executive Officer
                        (Duly authorized officer)

                        Date: May 14, 1999



                        By: /s/ Abdo H. Khoury
                           ---------------------------------
                        Abdo H. Khoury
                        Senior Vice President and Chief Financial Officer (Duly authorized officer)

                        Date: May 14, 1999

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                        DESCRIPTION
     ------                        -----------
      27            Financial Data Schedule