Form 10-Q
period 1999-06-30
ARV ASSISTED LIVING INC
filed 1999-08-16
CIK 949322

================================================================================


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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock, no par value, as of August 2, 1999, was 15,873,498.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS


                                                         JUNE 30,         DECEMBER 31,
                                                           1999              1998
                                                         ---------         ---------
Current assets:
  Cash and cash equivalents .....................        $  26,289         $  11,884
  Fees receivable and other amounts due from
    affiliates ..................................              615               776
  Prepaids and other current assets .............            5,514             5,925
  Properties held for sale, net .................           17,354            35,212
                                                         ---------         ---------
          Total current assets ..................           49,772            53,797
Property, furniture and equipment, net ..........          112,772           105,637
Goodwill, net ...................................           19,723            23,170
Operating lease security deposits ...............           11,968             5,419
Other non-current assets ........................           16,978            17,436
                                                         ---------         ---------
                                                         $ 211,213         $ 205,459
                                                         =========         =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable .............................        $  13,045         $   5,222
   Accrued liabilities ..........................           14,702            11,644
   Notes payable, current portion ...............            7,385            21,669
   Accrued interest payable .....................            1,201             1,677
   Net current liabilities from discontinued
     operations .................................            2,945             1,895
                                                         ---------         ---------
           Total current liabilities ............           39,278            42,107

Notes payable, less current portion .............          123,238            88,175
Lease liabilities ...............................            1,278             1,346
Other non-current liabilities ...................            1,875               954
                                                         ---------         ---------
                                                           165,669           132,582
                                                         ---------         ---------
Commitments and contingent liabilities

Minority interest in majority owned entities ....             (473)            7,190
                                                         ---------         ---------

Shareholders' equity:
  Preferred stock, $0.01 par value. Authorized
    10,000 shares, none issued and outstanding ..               --                --
  Common stock, $0.01 par value. Authorized
     100,000 shares; issued and outstanding
     15,873 and 15,873 shares at June 30, 1999
     and December 31, 1998, respectively ........          143,178           143,178
  Accumulated deficit ...........................          (97,161)          (77,491)
                                                         ---------         ---------
          Total shareholders' equity ............           46,017            65,687
                                                         ---------         ---------
                                                         $ 211,213         $ 205,459
                                                         =========         =========



See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                                -------------------------         -------------------------
                                                  1999             1998             1999             1998
                                                --------         --------         --------         --------
Revenue:
  Assisted living community revenue:
    Rental revenue .....................        $ 27,271         $ 24,917         $ 55,894         $ 47,074
    Assisted living and other services .           6,759            5,682           13,635           10,661
  Management fees from others ..........             101              175              244              286
  Management fees from affiliates ......             213              172              450              251
                                                --------         --------         --------         --------
         Total revenue .................          34,344           30,946           70,223           58,272
                                                --------         --------         --------         --------
Operating expenses:
 Assisted living community
   operating expense ...................          21,242           18,992           44,434           36,220
 Assisted living community
   lease expense .......................           7,917            6,055           15,992           11,690
 General and administrative ............           3,407            6,751            6,256           12,085
 Impairment of long lived assets .......           7,722               --            7,722               --
 Depreciation and amortization .........           2,097            2,239            4,354            4,054
                                                --------         --------         --------         --------
         Total operating expenses ......          42,385           34,037           78,758           64,049
                                                --------         --------         --------         --------
Loss from operations ...................          (8,041)          (3,091)          (8,535)          (5,777)
                                                --------         --------         --------         --------

Other income (expense):
  Interest income ......................             190              486              335            1,783
  Other income, net ....................             152              207              207              279
  Interest expense .....................          (2,078)          (1,600)          (4,086)          (2,909)
  Litigation judgment ..................          (5,600)              --           (5,600)              --
                                                --------         --------         --------         --------
       Total other expense .............          (7,336)            (907)          (9,144)            (847)
                                                --------         --------         --------         --------

Loss from continuing
operations before income taxes .........         (15,377)          (3,998)         (17,679)          (6,624)
Income tax expense .....................              --               36               --               42
                                                --------         --------         --------         --------
Loss before minority interest
in Income of majority owned
entities And cumulative effect of
change In accounting principle .........         (15,377)          (4,034)         (17,679)          (6,666)

  Minority interest in income
of majority owned entities .............             316              409              731              793
                                                --------         --------         --------         --------
Loss before cumulative effect of change
in accounting principle ................         (15,693)          (4,443)         (18,410)          (7,459)
Cumulative effect of change in
accounting principle, net of  tax ......              --               --           (1,259)              --
                                                --------         --------         --------         --------
Net loss ...............................        $(15,693)        $ (4,443)        $(19,669)        $ (7,459)
                                                ========         ========         ========         ========

Basic and diluted loss per common share:
 Loss before cumulative
effect of change in accounting principle        $   (.99)        $   (.28)        $  (1.16)        $   (.47)
Cumulative effect of change
in accounting principle, net of  tax ...              --               --             (.08)              --
                                                --------         --------         --------         --------
       Net loss ........................        $   (.99)        $   (.28)        $  (1.24)        $   (.47)
                                                ========         ========         ========         ========

 Weighted average common
shares outstanding .....................          15,873           15,876           15,873           15,866
                                                ========         ========         ========         ========


See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     ---------------------------
                                                                        1999              1998
                                                                     ---------         ---------
Net cash used in operating activities of
  continuing operations .....................................        $  (1,639)        $  (4,953)
Net cash provided by (used in) operating activities
  of discontinued operations ................................            1,050            (2,572)
                                                                     ---------         ---------
       Net cash used in operating activities ................             (589)           (7,525)
                                                                     ---------         ---------
Cash flows used in investing activities:
  Acquisition of Hillsdale Communities ......................               --           (56,540)
  Increase in restricted cash ...............................               --           (12,497)
  Acquisition of rights under management contracts ..........               --            (1,325)
  Increase in deferred project costs and other assets .......               --              (957)
  Proceeds from the sale of communities, net of cost ........           22,809                --
  Purchase of previously leased communities .................          (14,636)               --
  Additions to property, furniture and equipment ............           (6,056)           (3,415)
  Increase in leased property security deposits .............           (6,204)             (509)
  Purchase of limited partnership interest ..................               --            (1,200)
  Cash contributed to joint venture .........................           (1,248)               --
  Other .....................................................              159                --
                                                                     ---------         ---------
       Net cash used in investing activities ................           (5,176)          (76,443)
                                                                     ---------         ---------
Cash flows provided by (used in) financing activities:
  Borrowings under notes payable for purchase of
   previously leased communities ............................           14,678                --
   Borrowing under refinancing for owned communities ........           41,817                --
  Repayments of notes payable ...............................          (35,716)             (312)
  Distributions from majority owned entities ................             (533)             (359)
  Issuance of common stock, net of issuance costs ...........               --               233
  Issuance costs in connection with conversion of
    subordinated notes ......................................               --            (2,610)
  Other .....................................................              (76)               --
                                                                     ---------         ---------
       Net cash provided by (used in) financing activities ..           20,170            (3,048)
                                                                     ---------         ---------
       Net (decrease) increase in cash and cash equivalents .           14,405           (87,016)
Cash and cash equivalents at beginning of period ............           11,884           102,776
                                                                     ---------         ---------
Cash and cash equivalents at end of period ..................        $  26,289         $  15,760
                                                                     =========         =========
Supplemental schedule of cash flow information:
  Cash paid during the period for:
  Interest ..................................................        $   4,657         $   3,544
                                                                     =========         =========
  Income taxes ..............................................        $      --         $      42
                                                                     =========         =========
Supplemental schedule of non-cash investing activities:
  Assumption of debt in connection with Hillsdale acquisition        $      --         $  15,250
                                                                     =========         =========
  Issuance of common stock ..................................        $      --         $     108
                                                                     =========         =========


See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

The results of operation can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and our subsidiaries. Subsidiaries, which include limited partnerships in which we have controlling interests, have been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

In preparing the financial statements conforming to GAAP, we have made estimates and assumptions that affect the following;

        Reported amounts of assets and liabilities at the date of the financial statements;

        Disclosure of contingent assets and liabilities at the date of the financial statement; and

        Reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.


NEW PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. We adopted the provision of SOP 98-5 on January 1, 1999 and reported a charge of approximately $1.3 million for the cumulative effect of this change in accounting principle. There was no effect on income taxes related to the write-off.

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate performance and make resource allocation decisions on a community-by-community basis. Accordingly, each community is considered an "operating segment" under AFAS 131. However, SFAS No. 131 did not have an impact on the financial statements because the communities have similar economic characteristics, as defined by SFAS 131, and meet the criteria for aggregation into one "reportable segment."

LOSS PER SHARE

Basic earning (loss) per share ("EPS") excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of potentially dilutive securities was not included for any of the periods presented as the effect was antidilutive. Potentially dilutive securities include convertible notes and stock options, which convert to 12,778,000 and 100,894 shares of common stock for the three-month periods ended June 30, 1999 and 1998, respectively.

(2) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

The Company has guaranteed indebtedness of certain affiliated partnerships as follows:

                                                (IN THOUSANDS)
Notes secured by real estate                        $73,586
Construction loans associated with the
  development and construction of
  affordable housing apartments                     $20,265

The Company has guaranteed $93.9 million of loans in the event of fraud, material misrepresentations, environmental impairment and certain loan covenants. The Company has guaranteed tax credits for certain partnerships in the aggregate amount of $78.4 million, excluding interest, penalties or other charges which might be assessed against the partners. We have provided development and operating deficit guarantees for certain affiliated partnerships. In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued nor are any additional accruals anticipated.

In the past we provided standby letters of credit as security deposits with most of our landlords. In December 1998, we provided cash in exchange for the release of the standby letters of credit to our largest landlord, Nationwide Health Properties, Inc. ("NHP"). For a period of time that is extended on a month to month basis, NHP has granted a temporary reduction in some of the security deposits. As of June 30, 1999, approximately $1.0 million remains of the temporarily reduced security deposit payable to NHP. We anticipate funding the temporary reduction during the last half of 1999.

LITIGATION

On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which the Company is the managing general partner and a majority limited partner, filed actions in the Superior Court for the State of California, County of Santa Clara, seeking declaratory judgments against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). ARVP II leased the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute arose as to the amount of rent due during the 10-year lease renewal periods, which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. Two other communities leased by ARVP II, the Retirement Inn of Fremont and the Retirement Inn at Burlingame were owned by entities related to the entities that own the Campbell and Sunnyvale communities. The parties mutually negotiated the terms of a purchase agreement involving the sale of the landlord's fee interest in the four communities to ARVP II and settlement of all claims. On March 2, 1999, through a wholly owned subsidiary, ARVP II, obtained financing and purchased, through its wholly owned subsidiary, ARVP II, LLC, the landlords' interests in the four communities for approximately $14.6 million, and the litigation was dismissed.

On June 30, 1999, the trial judge rendered a decision against ARV and in favor of Emeritus Corporation ("Emeritus") in the amount of $5.4 million. This lawsuit accrual was recorded in other expense. The lawsuit was filed on April 24, 1998 in the Superior Court of California, County of Orange, alleging that share purchases on January 16, 1998 by Prometheus Assisted Living LLC triggered the Company's Shareholder Rights Agreement. Emeritus contends that due to the alleged triggering event the Company was required to distribute one Right per share of outstanding Company stock and that each right was exercisable for approximately 9.56 shares at a total purchase price of $70 (or approximately $7.32 per share). The court awarded damages in lieu of stock because the stock is below he effective exercise price under the Rights Agreement. The Company intends to explore all alternatives to payment of the damages award made in the court's statement of decision. However, an accrual was recorded in the financial statements for the $5.4 million award and an estimate of appeal costs.

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

On October 21, 1998, we announced that a "Termination Event", as defined in the Amended Stockholders Agreement, occurred on October 12, 1998, when Prometheus no longer beneficially owned our common stock having a market value of at least $25 million. As a result of the Termination Event, Prometheus' and LFREI's standstill obligations would have terminated on January 11, 1999. However, on December 7, 1998, the Superior Court of the State of California, County of Orange issued an order in favor of LFREI concluding that their standstill obligations terminated as of April 1998. Final judgement in the action was entered on May 12, 1999. We filed a notice of appeal in July 1999 with the Superior Court of the State of California, County of Orange.

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

We are from time to time subject to claims and disputes for legal and other matters in the normal course of business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters other than the Emeritus decision noted above, will have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

(3) ACQUISITIONS

HILLSDALE COMMUNITIES

In 1998 we purchased interests in 11 ALCs, including a skilled nursing component in one community, all located in California, for $83.5 million. The communities acquired are as follows:

                                                                             DATE
COMMUNITY                                    LOCATION           UNITS      ACQUIRED
---------                                    --------           -----      --------
OWNED
Golden Creek Inn.............................Irvine, CA           123     April 16, 1998
Hillcrest Inn................................Thousand Oaks, CA    137     April 16, 1998
Rossmore House...............................Los Angeles, CA      157     May 4, 1998
The Berkshire................................Berkley, CA           81     May 12, 1998
Encino Hills Terrace.........................Encino, CA            76     July 7, 1998
                                                                -----
    Total owned..............................                     574
                                                                -----
LEASED
Willow Glen Villa............................San Jose, CA         188     May 18, 1998
Hillsdale Manor Retirement Center(a).........San Mateo, CA        159     July 2, 1998
                                                                -----
     Total leased ...........................                     347
                                                                -----
MANAGED
Sterling Court(b)............................San Mateo, CA        149     April 16, 1998
Palo Alto Commons............................Palo Alto, CA        143     April 16, 1998
San Carlos Retirement Center.................San Carlos, CA        85     April 16, 1998
The Altenheim................................Oakland, CA          138     April 16, 1998
                                                                -----
    Total managed............................                     515
                                                                -----
    Total....................................                   1,436
                                                                =====

        (a)     Includes a skilled nursing center.

        (b) In addition, we acquired a twenty percent (20%) general partnership interest in WHW Associates, the fifty percent (50%) general partner of Fifty Peninsula Partners, a California limited partnership, which owns Sterling Court.

We accounted for the above transactions using the purchase method of accounting and paid approximately $68.3 million of the purchase price from cash on hand and assumed $15.25 million of existing mortgage financing.

The purchase price paid in excess of the fair value of identifiable assets for the owned, leased and managed communities acquired aggregated approximately $23.6 million and is being amortized over the life of the related assets of 35 years. We decided to sell the Rossmore House in June 1999 resulting in an impairment loss of $5.7 million of which $3.1 million is related to the goodwill associated with it.

CASA AMIGO PROPERTIES

On March 2, 1999, ARVP II obtained financing and, through a wholly owned subsidiary, ARVP II, LLC acquired the landlords' interests in four previously leased ALCs for approximately $14.6 million. As a result of the refinancing of 11 owned properties in June 1999 this loan was paid in full.

(4) SALES OF ASSISTED LIVING COMMUNITIES

On March 18, 1999, we entered into purchase and sale agreements for the sale of five owned ALCs located outside of California for approximately $32.3 million. On March 30, 1999, we completed the sale of three of these five ALCs; of the remaining facilities one was completed on June 3, 1999 with the remaining ALC anticipated to close during the third quarter of 1999. As of December 31, 1998, these ALCs were included in assets held for sale at their sales price, the resulting gain or loss was insignificant during 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

Our business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. This 10-Q report contains forward-looking statements, including statements regarding, among other items:

o       Our business strategy;

o       Our liquidity requirements and ability to obtain financing;

o       The impact of future acquisitions and developments;

o       The anticipated sale of one ALC during the third quarter of 1999;

o       The level of future capital expenditures;

o       The impact of inflation and changing interest rates;

o       The outcome of certain litigation matters; and

o       The impact of Year 2000 issues.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

o       Access to capital necessary for acquisitions and development;

o       Our ability to manage growth and divestitures;

o       Governmental regulations

o       Competition and other risks associated with the assisted living industry

Although we believe we have the resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurances that events anticipated by these forward-looking statements will in fact transpire as expected.

OVERVIEW

As of June 30, 1999, we operated 59 assisted living communities ("ALCs") containing 7,253 units, including 35 that are leased by us pursuant to long-term operating leases ("Leased ALCs"), 16 communities that are owned by us for our own account ("Owned ALCs") and 8 communities that are managed for unrelated parties ("Managed ALCs"). As of June 30, 1999, we were in various stages of construction on six ALCs with an anticipated total of 946 units. During 1998, we acquired interests in 11 ALCs and one skilled nursing facility from Hillsdale Group, LP and its affiliates, and opened five newly constructed ALCs. The Hillsdale transaction substantially increased our presence in Northern and Southern California.

Since commencing operation of ALCs for our own account in April 1994, we embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. We have focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they "age in place." As of June 30, 1999, a substantial portion of our business and operations was conducted in California, where 40 of the 59 ALCs we operate are located. We intend to continue to make California the primary focus of our clustering strategy. However, we do not intend to continue our prior growth rate in order to focus greater attention on enhancing the profitability of our existing core operations and on leasing up new developments at a faster rate. In addition, we plan to divest ALCs that do not expand or enhance one of our clusters or do not meet our financial objectives. In December 1998, our Board of Directors decided to sell five owned ALCs and five land sites located outside of California. On March 30, 1999 we completed the sales of three of the five ALCs, on June 3, 1999 we completed the sale of one ALC and the remaining one is due to close in the third quarter of 1999. In the quarter ended June 30, 1999, we determined that there were additional properties that would be sold: Rossmore, a non-operating ALC, and a leased ALC which does not meet our strategy goals.

On June 28, 1999, the Company refinanced 11 properties with Banc One in various partnerships that had under-leveraged assets. This afforded us the opportunity as general partner to distribute most of the contributed capital back to the limited partners and to enhance our liquidity position. The term of the loans is two years with a lender optional 10 year extension and a 25 year amortization schedule for repayment of principal, fixed interest rate at 3.15% over the 10-year Treasury rate and a 2% structuring fee for Banc One that is amortized over two years. Proceeds from this refinancing were distributed to the limited partners in early July 1999. Management intends to use their portion of this additional cash to fund ongoing operations. In addition, if we appeal the court's decision in the Emeritus lawsuit, we would be required to post an appeal bond, which may need to be collateralized. For additional information please see
Part II. Item 1. Legal Proceedings.

Newly opened ALCs are expected to incur operating losses until sufficient occupancy levels and operating efficiencies are achieved. Based upon historical experience, we believe that a typical community will achieve its targeted occupancy levels 12-18 months from the commencement of operations. Accordingly, we will require a substantial amount of liquidity to maintain the operations of newly opened ALCs. If sufficient occupancy levels are not achieved within reasonable periods, our results of operations, financial position and liquidity could be materially and adversely impacted.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

The following information concerning the operating results before impairment for the three month period ended June 30, 1999 and 1998 is presented in order to provide the reader with additional information concerning the Company's operations.

                       Operating Results before Impairment
                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                  (In millions)

                                                          JUNE 30,
                                                     ------------------
                                                      1999         1998
                                                      ----         ----
Revenue:
  Assisted living community revenue:
    Rental revenue                                   $27.3         $24.9
    Assisted living and other services                 7.0           6.0
                                                     -----         -----
        Total revenue                                 34.3          30.9
                                                     -----         -----
Operating expenses:
  Assisted living community operating expense         21.3          19.0
  Assisted living community lease expense              7.9           6.1
  General  and administrative expenses                 3.4           6.7
  Depreciation and amortization                        2.1           2.2
                                                     -----         -----
        Total operating expenses                      34.7          34.0
                                                     -----         -----
Income from operations before impairment             $ (.4)        $(3.1)
                                                     =====         =====

Total revenue for the three months ended June 30, 1999 increased $3.4 million to $34.3 million from $30.9 million for the three months ended June 30, 1998. This increase was primarily due to an increase in assisted living community revenue as described below.

Assisted living community rental revenue increased $2.4 million to $27.3 million for the three months ended June 30, 1999 from $24.9 million for the three months ended June 30, 1998.

The increase in assisted living community revenue is attributable to the following:

o The acquisition of seven ALCs during the second and third quarters of 1998, and of opening five leased ALCs during 1998;

o An increase in average rate per occupied unit for ALCs, which we owned and leased in both periods to $2,044 for the 1999 quarter as compared to $1,723 for the 1998 quarter; offset by

o The sale during 1999 of three ALCs which were determined to be non-strategic. As of June 30, 1999, we operated 51 ALCs for its own account consisting of 35 Leased ALCs and 16 Owned ALCs. For the three months ended June 30, 1998, we operated a total of 54 ALCs for its own account consisting of 32 leased ALCs and 22 Owned ALCs.

Management fees from affiliates and others for the 1999 quarter remained approximately the same when compared to the 1998 quarter.

Assisted living community operating expenses increased $4.1 million to $29.2 million for the three months ended June 30, 1999 from $25.1 million for the three months ended June 30, 1998. Of these increases, $2.3 million of ALC operating expense and $1.8 million of ALC lease expense related to the additional number owned and leased ALCs we operated by the Company during the three months ended June 30, 1999 when compared to June 30, 1998.

General and administrative expenses decreased $3.3 million to $3.4 million for the three months ended June 30, 1999 from $6.7 million for the three months ended June 30, 1998, as a result of:

o Decrease in legal fees for the Lazard lawsuit and proxy fight expenses in 1998; and

o       Management's continued efforts to reduce staff at our corporate offices.

Depreciation and amortization expenses decreased $0.1 million to $2.1 million for the three months ended June 30, 1998 from $2.2 million for the three months ended June 30, 1998. The decrease represents the sale of three ALCs closing in March and a small impact for the fourth ALC that closed in June; offset somewhat by the purchase of four previously leased communities.

Interest income decreased $ 0.3 million due to the lower average cash balances we carried during the three months ended June 30, 1999.

Interest expense increased $0.5 million to $2.1 million for the three months ended June 30, 1999 compared with $1.6 million for the three months ended June 30, 1998 due primarily to additional debt incurred in connection with acquiring four ALCs. Interest expense consisted primarily of interest incurred on our $57.5 million of 6-3/4%, convertible subordinated notes due 2006 (as well as mortgage interest on owned ALCs).

The litigation accrual is for the award on the Emeritus lawsuit of $5.4 million and an accrual of $0.2 million appeal costs. If we appeal the court's decision in the Emeritus lawsuit, the court would require us to post a collateralized appeal bond. The bond would be in an amount equal to one and one-half times the amount of the damages award, within 60 days after entry of a judgment, unless alternative arrangements are agreed upon by us and Emeritus.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

The following information concerning the operating results before impairment of the Company for the six-month period ended June 30, 1999 is presented in order to provide the reader with additional information concerning the Company's operations.


                       Operating Results before Impairment
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                  (In millions)

                                                             JUNE 30,
                                                     -----------------------
                                                      1999            1998
                                                     -------         -------
Revenue:
  Assisted living community revenue:
    Rental revenue                                   $  55.9         $  47.1
    Assisted living and other services                  14.3            11.2
                                                     -------         -------
        Total revenue                                   70.2            58.3
                                                     -------         -------
Operating expenses:
  Assisted living community operating expense           44.4            36.2
  Assisted living community lease expense               16.0            11.7
  General and administrative expenses                    6.3            12.1
  Depreciation and amortization                          4.4             4.1
                                                     -------         -------
        Total operating expenses                        71.1            64.1
                                                     -------         -------
Income from operations before impairment             $  (0.9)        $  (5.8)
                                                     =======         =======

Total revenue for the six months ended June 30, 1999 increased $11.9 million to $70.2 million from $58.3 million for the six months ended June 30, 1998. This increase was primarily due to an increase in assisted living community revenue from:

o The acquisition of seven ALCs during the second and third quarters of 1998 and opening of five leased ALCs during 1998;

o Increases in the average rate per occupied unit went from $1,737 for 1998 to $1,999 for 1999;

o Offset somewhat by slightly lower occupancy rate of 83.6% for 1999 compared to 85.8% for 1998; and

o Management fees from affiliates and others increased slightly ($0.2 million) from 1998 levels due to an increase in number of management contracts.

Assisted living expenses increased $12.5 million to $60.4 million for the six months ended June 30, 1999, from $47.9 million for the six months ended June 30, 1998. Of these increases, $8.2 million of ALC operating expense and $4.3 million lease expense relate to the additional number of owned and leased ALCs we operated during the six months ended June 30, 1999, and can be explained as follows:

o The acquisition of seven ALCs during the second and third quarters of 1998, offset somewhat by the sale of three communities in March 1999, and the sale of one ALC in June 1999;

o Five ALCs are still in a "lease up" stage generating $2.5 million in additional operating expenses with occupancies in the 50% range;

o Additional staffing was added to support the additional assisted living services and salaries for the professional assisted living staff was increased; and

o The increase in assisted living community lease expense is primarily due to the acquisition of two leased ALCs and the opening of five leased ALCs.

General and administrative expenses decreased $5.8 million due to:

o       Continuing efforts to reduce staff at our corporate office; and

o The proxy fight, legal expenses, recruiting, severance and consulting costs incurred through June 30, 1998 ($2.5 million).

Depreciation and amortization expenses increased $0.3 million to $4.4 million for the six months ended June 30, 1999 from $4.1 million for the six months ended June 30, 1998, due to the acquisition of six owned and leased ALCs.

Interest income decreased $1.5 million to $0.3 million for the six months ended June 30, 1999 from $1.8 million for the six months ended June 30, 1998 due to usage of cash to purchase twelve ALCs from the Hillsdale Group in the latter part of 1998.

Interest expense increased $1.2 million to $4.1 million for the six months ended June 30, 1999 compared with $2.9 million for the six months ended June 30, 1998 due to acquisition of two ALC and converting four ALCs from leased to owned. Interest expense consisted primarily of interest incurred on our $57.5 million of 6-3/4%, convertible subordinated notes due 2006 as well as mortgage interest on Owned ALCs.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $26.3 million and $11.9 million at June 30, 1999 and December 31, 1998, respectively. The increase was due primarily to cash provided by the refinancing 11 of the owned properties.

Working capital decreased $1.2 million to $10.5 million as of June 30, 1999 compared to working capital of $11.3 million at December 31, 1998.

Cash used by operating activities was $.6 million for the six months ended June 30, 1999, compared to $7.5 million used for the six month period ended June 30, 1998. The primary components of cash used by operating activities for the quarter ended June 30, 1999 were:

o Net loss for the six months ended June 30, 1999 of $19.7 million; offset by

o Discontinued operations completed the sale of six apartment partnership interests generating $1.1 million in cash;

o Non-cash charges of $4.4 million for depreciation and amortization; $1.3 million for cumulative effect of change in accounting ; $5.6 million in litigation accrual for the Emeritus lawsuit and $7.7 million for impairment losses; and

o       Net decrease of $1.0 million in liabilities.

Cash used in investing activities was $5.2 million for the six months ended June 30, 1999, compared to net cash used in investing activities of $76.4 million for the six months ended June 30, 1998. The primary components of cash used in investing activities for the six months ended June 30, 1999 were:

o $22.8 million of proceeds from the sale of three ALCs in first quarter 1999; offset by

o $14.6 million used for purchase of previously leased communities in first quarter 1999

o       $6.1 million used for purchases of property, furniture and equipment;

o       $6.2 million for increases in Leased ALCs security deposits; and

o       $1.2 million for cash contributed to a joint venture in first quarter
        1999.

Net cash provided by financing activities was $20.2 million for the six months ended June 30, 1999, compared to net cash used by financing activities of $3.0 million for the six months ended June 30, 1998. The primary components of cash provided by financing activities for the period ended June 30, 1999 were:

o Debt proceeds of $ 41.8 million for the June 28, 1999 Banc One refinancing on 11 owned ALCs;

o Debt proceeds of $14.7 million on the bridge financing for the acquisition of three ALCs in the first quarter of 1999 offset by:

o       $35.7 million for repayments of notes payable; and

o       Distribution to limited partners for $0.5 million.

The various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, debt-to-equity and debt service coverage, among others. At June 30, 1999, we were not in compliance with the current ratio, tangible net worth, debt service coverage and facility coverage ratio under certain lease agreements. We have obtained waivers for those covenants with which we were not in compliance. Had we not obtained waivers we would have been in default on certain lease agreements.

We believe that our existing liquidity, our ability to sell ALCs and land sites which do not meet our financial objectives or geographic clustering strategy and our ability to refinance certain owned ALCs and investments will provide us with adequate resources to meet our current operating and investing needs. We do not currently generate sufficient cash from operations to fund recurring working capital requirements. And, we will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our strategy, including the development and rehabilitation of ALCs as well as other capital expenditures. The Company anticipates that it will be able to obtain the additional financing; however, there can be no assurances that the Company will be able to obtain financing on favorable terms.

Pursuant to the terms of the Company's development and property management agreements for certain tax credit partnerships, we have provided certain guarantees for the benefit of these partnerships. Among these guarantees are operating deficit, tax credit and financing guarantees. To the extent that the operations of certain tax credit partnerships do not improve prior to the maturity of the existing construction financing, we may be required to fund additional amounts under the terms of its financing guarantees. Management has established a provision for the estimated funding of obligations under its financing guarantees. Actual funding could differ from those estimates.

YEAR 2000 ISSUE

We use certain computer programs that were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this was to occur with any of the Company's computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. We have developed a comprehensive program to test and modify our information technology to address the Year 2000 issue. We believe that our program is on schedule for completion by the end of 1999, and that there will be no material impact on our business, results of operations, financial position or liquidity as a result of Year 2000 issues.

Our program is focused on the following three main projects:

o information technology infrastructure-all of our hardware and software systems

o community maintenance-community specific systems, including alarms (security, fire and emergency call), elevator, phone, HVAC, and other systems; and

o       third party supplier/vendors.

For each of the above components, we are addressing the Year 2000 issues in the following six phases:

o       taken inventory of systems with potential Year 2000 issues;

o       assigning priorities to systems identified with Year 2000 issues;

o       assessing items which may have a material effect on our operations;

o       testing items assessed as material;

o       replacing or repairing material non-compliant items, and;

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

We have successfully completed our conversion to an accounting system that is a Year 2000 compliant system. We expect to successfully implement the other changes necessary to address our Year 2000 issues, and do not believe that the cost of such actions will have a material adverse effect on our financial position, results of operations or liquidity. We anticipate that the costs of assessing the Year 2000 issue will range from $100,000 to $250,000. We are currently unable to assess the costs to remediate any Year 2000 issues that may result from the assessment. We believe that our Year 2000 program will be substantially completed by September 30, 1999. Our program's schedule is based on a number of factors and assumptions, such as:

o       the accuracy and completeness of responses to our inquiries; and

o       the availability of skilled personnel to complete the program.

Our program's schedule could be adversely impacted if any of the factors and assumptions are incorrect. The failure to correct a material Year 2000 issue could result in an interruption in our normal business operations. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and our inability to implement such changes could have a material adverse effect on our business, operating results, and financial condition.

IMPACT OF INFLATION AND CHANGING PRICES

Operating revenue from ALCs and management fees from apartment communities we operated are the primary sources of revenue we earned. These properties are affected by rental rates, which are highly dependent upon market conditions and the competitive environment where the facilities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance it will be able to continue to do so, we have been able historically to offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue; however, rental rate increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $247,000.

The table below details the principal amount and the average interest rates of notes payable in each category based upon the maturity dates. The fair value estimates for notes payable are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of re-pricing of this debt. Our fixed rate debt consists of convertible subordinated notes payable and mortgage payables. The fixed rate debt bears interest at rates that approximate current market rates.


                                                            MATURITY DATE - JUNE 30,
                                                                                                              FAIR
                            2000     2001     2002      2003        2004       THEREAFTER       TOTAL         VALUE
                            ----     ----     ----      ----        ----       ----------       -----         -----
                                                            (DOLLARS IN THOUSANDS)
  Fixed rate debt          $6,803   41,604    $ --    $    --          --        $57,500       $105,907     $105,907
  Average interest rate       7.7%     7.4%       %          %           %          6.75%

  Variable rate debt       $  603  $   617    $640    $18,488      $4,368        $    --       $ 24,716     $ 24,716
  Average interest rate       7.5%     7.3%    7.1%       6.8%        6.4%

We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 30, 1999, the Superior Court for the State of California issued a decision requiring ARV Assisted Living, Inc ("ARV") to pay $5.4 million as a result of a lawsuit brought by Emeritus Corporation in April 1998. Emeritus first became an ARV stockholder in early 1997 and soon afterward attempted to complete a hostile takeover of ARV. Emeritus's interest in ARV occurred, however, at about the same time that ARV was finalizing an agreement with Lazard Freres Real Estate Investors LLC ("Lazard") to sell a 49.9% stake, amended in October 1997 to 38%, in the company. At about the same time, Lazard entered into a voting agreement with certain members of ARV's management holding about 9% of ARV's stock. Subsequently, Lazard purchased some additional shares from other shareholders in January 1998, bringing its direct holding in ARV to about 47.8%. Emeritus claimed in that lawsuit that Lazard's direct interest combined with the voting agreement exceeded the 50% trigger level that was applicable to Lazard under the Rights Agreement. Emeritus contended that due to the alleged triggering event the Company was required to distribute one Right per share of outstanding company stock and that each right was exercisable for approximately
9.56 shares at a total purchase price of $70 (or approximately $7.32 per share). The judge issued his statement of decision finding that the purchase of stock by Lazard had triggered the Stockholders Rights Agreement and that, Emeritus should recover damages in the amount of $5.4 million as a result of ARV's failure to issue share rights upon the triggering event. The Company is exploring all alternatives in connection with this decision.

On December 7, 1998, the Superior Court of the State of California, County of Orange, issued an order in favor of Lazard's cross complaint against ARV, concluding that Lazard's standstill obligations under its stockholders agreement with ARV terminated as of April 1998. On May 12, 1999, the court entered a judgment and statement of decision in this action. The effect of the judgment is that Lazard will no longer be prohibited from acquiring more than 49.9% of ARV's common Stock, or from soliciting mergers or similar transactions involving ARV or otherwise seeking control of ARV. ARV has filed a notice of appeal on this decision.

Since the nature of litigation precludes predicting results with certainty, there can be no assurance the Company will prevail in any of the foregoing litigation actions.

The Company is from time to time subject to claims and disputes for legal and other matters in the normal course of business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SERIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    10.1          Loan Agreement by and between Banc One Capital Funding
                  Corporation and Retirement Inns III, LLC

    10.2          Loan Agreement by and between Banc One Capital Funding
                  Corporation and Retirement Inns III, LLC (1)

    10.3          Loan Agreement by and between Banc One Capital Funding
                  Corporation and Retirement Inns II, LLC (1)

    10.4          Loan Agreement by and between Banc One Capital Funding
                  Corporation and Retirement Inns II, LLC (1)

    10.5          Loan Agreement by and between Banc One Capital Funding
                  Corporation and Retirement Inns II, LLC (1)

    10.6          Loan Agreement by and between Banc One Capital Funding
                  Corporation and Retirement Inns II, LLC (1)

    10.7          Loan Agreement by and between Banc One Capital Funding
                  Corporation and Retirement Inns II, LLC (1)

    10.8          Loan Agreement by and between Banc One Capital Funding
                  Corporation and Retirement Inns II, LLC (1)

    10.9          Loan Agreement by and between Banc One Capital Funding
                  Corporation and Retirement Inns II, LLC (1)

    10.10         Loan Agreement by and between Banc One Capital Funding
                  Corporation and Retirement Inns II, LLC (1)

    10.11         Loan Agreement by and between Banc One Capital Funding
                  Corporation and Acacia Villa II, LLC (1)

    10.12 Letter Agreement as to the Loans in the aggregate amount of $39,703,100 from Banc One Capital Funding Corporation to
                  Retirements Inns II

    10.13 Letter Agreement as to the Loans in the aggregate amount of $2,116,100 from Banc One Capital Funding Corporation to
                  Acacia Villa

    10.14 Letter Agreement as to the Loans in the aggregate amount of $13,382,200 from Banc One Capital Funding Corporation to
                  Retirements Inns III

    10.15         Note and Agreement as to Retirement Inns II, LLC

    10.16         Note and Agreement as to Retirement Inns III, LLC

    10.17         Note and Agreement as to Acacia Villa, LLC

    27            Financial Data Schedule

---------------
(1)  Pursuant to instruction number 2 of Item 601 of Regulation S-K, this exhibit is not being filed. See schedule I to exhibit 10.1 which sets forth the material details in which this document differs from exhibit 10.1


(b)    REPORTS ON FORM 8-K

The Company filed the following reports with the Securities and Exchange Commission (SEC) on Form 8-K during the quarter ended June 30, 1999:

The Company's current report on Form 8-K filed with the SEC on July 9, 1999 reported under Item 5, on June 30, 1999, the Superior Court of the State of California awarded actual damages to Emeritus on their lawsuit for $5.4 million.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARV ASSISTED LIVING, INC.


                                       By: /s/ Douglas M. Pasquale
                                           -------------------------------------
                                       Douglas M. Pasquale
                                       President and Chief Executive Officer
                                       (Duly authorized officer)

                                       Date: August 12, 1999




                                       By: /s/ Abdo H. Khoury
                                           -------------------------------------
                                       Abdo H. Khoury
                                       Senior Vice President and Chief Financial
                                       Officer (Duly authorized officer)

                                       Date: August 12, 1999