Form 10-Q
period 1999-09-30
ARV ASSISTED LIVING INC
filed 1999-11-12
CIK 949322

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock, no par value, as of October 22, 1999, was 15,873,498.



================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                  1999              1998
                                                             -------------      ------------
Current assets:
  Cash and cash equivalents ................................   $  12,697         $  11,885
  Fees and rent receivables ................................       1,587             1,469
  Prepaids and other current assets ........................       4,647             5,231
  Properties held for sale, net ............................      17,040            35,211
                                                               ---------         ---------
          Total current assets .............................      35,971            53,796

Property, furniture and equipment, net .....................     110,755           105,636
Goodwill, net ..............................................      19,577            23,169
Operating lease security deposits ..........................      12,326             5,764
Other non-current assets ...................................      20,076            17,092
                                                               ---------         ---------
                                                               $ 198,705         $ 205,457
                                                               =========         =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................   $   4,197         $   5,220
   Accrued liabilities .....................................      10,767            11,644
   Notes payable, current portion ..........................       7,401            21,669
   Accrued interest payable ................................         504             1,677
   Net current liabilities from discontinued operations ....       2,769             1,895
                                                               ---------         ---------
           Total current liabilities .......................      25,638            42,105

Notes payable, less current portion ........................     126,941            88,175
Lease liabilities ..........................................       1,951             1,326
Other non-current liabilities ..............................         971               974
                                                               ---------         ---------
                                                                 155,501           132,580
                                                               ---------         ---------

Commitments and contingent liabilities

Minority interest in majority owned entities ...............          --             7,190
                                                               ---------         ---------

Shareholders' equity:
  Preferred stock, $0.01 par value. Authorized
    10,000 shares, none issued and outstanding .............          --                --
  Common stock, $0.01 par value. Authorized
     100,000 shares; issued and outstanding
     15,873 shares at September 30, 1999
     and December 31, 1998 .................................     142,806           143,178
  Accumulated deficit ......................................     (99,602)          (77,491)
                                                               ---------         ---------
          Total shareholders' equity .......................      43,204            65,687
                                                               ---------         ---------
                                                               $ 198,705         $ 205,457
                                                               =========         =========



See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                    ---------------------------         ---------------------------
                                                       1999              1998              1999              1998
                                                    ---------         ---------         ---------         ---------
Revenue:
  Assisted living community revenue:
    Rental revenue                                  $  27,473         $  28,029         $  83,368         $  75,104
    Assisted living and other services                  6,430             6,621            20,064            17,282
  Management fees from others and affiliates              121               402               767               938
                                                    ---------         ---------         ---------         ---------
         Total revenue                                 34,024            35,052           104,199            93,324
                                                    ---------         ---------         ---------         ---------
Operating expenses:
 Assisted living community operating expense           21,488            22,387            64,650            58,572
 Assisted living community lease expense                8,046             7,351            24,043            19,042
 General and administrative                             3,282             6,550            10,762            18,670
 Impairment of long lived assets                           --                --             7,722                --
 Depreciation and amortization                          2,411             2,635             6,769             6,689
                                                    ---------         ---------         ---------         ---------
         Total operating expenses                      35,227            38,923           113,946           102,973
                                                    ---------         ---------         ---------         ---------
Loss from operations                                   (1,203)           (3,871)           (9,747)           (9,649)
                                                    ---------         ---------         ---------         ---------

Other income (expense):
  Interest income                                         173               182               509             1,965
  Other income (expense), net                             (48)               47               159               325
  Interest expense                                     (2,482)           (1,654)           (6,569)           (4,563)
  Litigation judgment                                   1,232                --            (4,368)               --
                                                    ---------         ---------         ---------         ---------
       Total other expense                             (1,125)           (1,425)          (10,269)           (2,273)
                                                    ---------         ---------         ---------         ---------

Loss from continuing operations
  before income taxes                                  (2,328)           (5,296)          (20,016)          (11,922)
Income tax expense                                         --                10                --                52
                                                    ---------         ---------         ---------         ---------
Loss before minority interest in
  income of majority owned entities
  and cumulative effect of change
  in accounting principle                              (2,328)           (5,306)          (20,016)          (11,974)
  Minority interest in income of
     majority owned entities                             (105)             (301)             (835)           (1,094)
                                                    ---------         ---------         ---------         ---------
Loss before cumulative effect of change in
      accounting principle                             (2,433)           (5,607)          (20,851)          (13,068)
Cumulative effect of change in accounting
      principle, net of tax                                --                --            (1,260)               --
                                                    ---------         ---------         ---------         ---------
Net loss                                            $  (2,433)        $  (5,607)        $ (22,111)        $ (13,068)
                                                    =========         =========         =========         =========

Basic loss per common share:
 Loss before cumulative effect of change
     in accounting principle                        $    (.15)        $    (.35)        $   (1.31)        $    (.82)
Cumulative effect of change in accounting
     principle, net of tax                                 --                --              (.08)               --
                                                    ---------         ---------         ---------         ---------
       Net loss                                     $    (.15)        $    (.35)        $   (1.39)        $    (.82)
                                                    =========         =========         =========         =========

 Weighted average common shares outstanding            15,873            15,881            15,873            15,871
                                                    =========         =========         =========         =========



See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        ---------------------------
                                                                                           1999              1998
                                                                                        ---------         ---------
Net cash used in operating activities of continuing operations .......................  $  (7,491)        $  (8,240)
Net cash provided by (used in) operating activities of discontinued operations .......        874            (3,153)
                                                                                        ---------         ---------
            Net cash used in operating activities ....................................     (6,617)          (11,393)
                                                                                        ---------         ---------
Cash flows used in investing activities:
   Acquisition of Hillsdale Communities ..............................................         --           (70,738)
   Escrow deposits ...................................................................         --            (4,400)
   Increase in deferred project costs and other assets ...............................         --              (604)
   Proceeds from the sale of communities, net of cost ................................     23,094                --
   Purchase of previously leased communities .........................................    (14,693)               --
   Additions to property, furniture and equipment ....................................     (6,315)           (8,404)
   Increase in leased property security deposits .....................................     (6,563)             (522)
   Cash contributed to joint venture .................................................     (1,345)               --
   Other .............................................................................         --            (1,063)
                                                                                        ---------         ---------
            Net cash used in investing activities ....................................     (5,822)          (85,731)
                                                                                        ---------         ---------
Cash flows provided by (used in) financing activities:
   Borrowings under notes payable for purchase of previously leased communities ......     14,677                --
   Interest rate lock fees paid in connection with refinancing .......................         --            (1,330)
   Borrowing under refinancing for owned communities .................................     41,819                --
   Borrowings under notes payable ....................................................      2,496             4,350
   Repayments of notes payable .......................................................    (35,866)             (481)
   Loan fees .........................................................................     (1,722)               --
   Distributions from majority owned entities ........................................     (8,153)             (589)
   Issuance of common stock, net of issuance costs ...................................         --               232
   Issuance costs in connection with conversion of subordinated notes ................         --            (2,610)
                                                                                        ---------         ---------
            Net cash provided by (used in) financing activities ......................     13,251              (428)
                                                                                        ---------         ---------
            Net (decrease) increase in cash and cash equivalents .....................        812           (97,552)
Cash and cash equivalents at beginning of period .....................................     11,885           102,776
                                                                                        ---------         ---------
Cash and cash equivalents at end of period ...........................................  $  12,697         $   5,224
                                                                                        =========         =========
Supplemental schedule of cash flow information:
   Cash paid during the period for:
   Interest ..........................................................................  $   7,742         $   6,506
                                                                                        =========         =========
   Income taxes ......................................................................  $      --         $      52
                                                                                        =========         =========
Supplemental schedule of non-cash investing activities:
   Assumption of debt in connection with Hillsdale acquisition .......................  $      --         $  15,250
                                                                                        =========         =========
   Issuance of common stock ..........................................................  $      --         $     108
                                                                                        =========         =========
   Conversion of current liability to long-term debt .................................  $   1,000         $      --
                                                                                        =========         =========
   Additional costs of private placement .............................................  $     372         $      --
                                                                                        =========         =========



See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

The results of operation can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as the results to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and our subsidiaries. Subsidiaries, which include limited partnerships in which we have controlling interests, have been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

In preparing the financial statements conforming to GAAP, we have made estimates and assumptions that affect the following:

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

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate performance and make resource allocation decisions on a community-by-community basis. Accordingly, each community is considered an "operating segment" under SFAS 131. However, SFAS No. 131 did not have an impact on the financial statements because the communities do not meet any of the quantitative thresholds as described in SFAS 131 and therefore, are not required to be disclosed as reportable segments.

LOSS PER SHARE

Basic earnings (loss) per share ("EPS") excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of potentially dilutive securities was not included for any of the periods presented, as the effect was antidilutive.

(2) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

The Company has guaranteed indebtedness of certain affiliated partnerships as follows:

                                                (IN THOUSANDS)
Notes secured by real estate                        $73,474
Construction loans associated with the
  development and construction of
  affordable housing apartments                     $20,265

We have guaranteed $93.7 million of loans in the event of fraud, material misrepresentations, environmental impairment and certain loan covenants. We have guaranteed tax credits for certain partnerships in the aggregate amount of $78.4 million, excluding interest, penalties or other charges which might be assessed against the partners. We have provided development and operating deficit guarantees for certain affiliated partnerships. In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued and we do not anticipate any additional accruals.

In the past we provided standby letters of credit as security deposits with most of our landlords. In December 1998, we provided cash security deposits in exchange for the release of the standby letters of credit to our largest landlord, Nationwide Health Properties, Inc. ("NHP"). For a period of time that is extended on a month to month basis, NHP has granted a temporary reduction in some of the security deposits. As of September 30, 1999 approximately $0.3 million remains of the temporarily reduced security deposit payable to NHP, which we funded in the fourth quarter of 1999.

LITIGATION

On September 27, 1996, American Retirement Villas Partners II, a California limited partnership ("ARVP II") of which the Company is the managing general partner and a majority limited partner, filed actions in the Superior Court for the State of California, County of Santa Clara, seeking declaratory judgments against the landlords of the Retirement Inn of Campbell ("Campbell") and the Retirement Inn of Sunnyvale ("Sunnyvale"). ARVP II leased the Campbell and Sunnyvale assisted living communities under long-term leases. A dispute arose as to the amount of rent due during the 10-year lease renewal periods, which commenced in August 1995 for Campbell and March 1996 for Sunnyvale. Two other communities leased by ARVP II, the Retirement Inn of Fremont and the Retirement Inn at Burlingame, were owned by entities related to the entities that own the Campbell and Sunnyvale communities. The parties mutually negotiated the terms of a purchase agreement involving the sale of the landlord's fee interest in the four communities to ARVPII and settlement of all claims. On March 2, 1999, ARVP II obtained financing and purchased, through ARVPII, LLC, its wholly-owned subsidiary, the landlord's interests in the four communities for approximately $14.6 million, and the litigation was dismissed.

On April 24, 1998, Emeritus Corporation ("Emeritus") filed an action in the Superior Court for the state of California, County of Orange, alleging that share purchases on January 16, 1998 by Prometheus Assisted Living LLC ("Prometheus") triggered the Company's Shareholder Rights Agreement. On June 30, 1999, a trial judge issued a statement of decision against ARV and in favor of Emeritus in the amount of $5.4 million. The $5.4 million in damages that were awarded by the court and an estimate of appeal costs for $0.2 million was recorded in other expense in the second quarter of 1999. On September 30, 1999, ARV and Emeritus agreed to settle the action, providing for a cash payment of $1.5 million and a note for $3.5 million as payment in full. The $3.5 million note is secured by real property held for sale. Furthermore, the note carries an incentive for early payment on a sliding scale providing that if the note is paid by February 2000, Emeritus will accept a total of $4.3 million as the total settlement payment. Because the note payable is non-interest bearing, a 12% imputed interest discount was booked in litigation judgment expense in the amount $0.6 million. No final judgment was entered and the lawsuit is expected to be dismissed by the parties.

On May 12, 1998, we filed a lawsuit in the Superior Court for the State of California, County of Orange, seeking to enjoin Kapson Senior Quarters Corp. ("Kapson"), a controlled affiliate of Lazard Freres Real Estate Investors LLC ("LFREI,") from acquiring Atria Communities ("Atria"), a then unaffiliated competitor. Atria was also named as a defendant in the suit, as were three LFREI representatives on our Board of Directors, Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty. We alleged that LFREI was violating both its contractual and fiduciary duties to ARV if it allowed Kapson to proceed with the acquisition without first offering ARV the right to acquire Atria and then, if we declined, obtaining our permission to consummate the acquisition of Atria. On August 14, 1998, the Judge in the trial ruled from the bench against ARV and in favor of all defendants on LFREI's motion for judgment on all of our causes of action. And, on December 7, 1998, the Superior Court of the State of California, County of Orange issued an order in favor of LFREI on LFREI's cross-complaint against us, concluding that LFREI's standstill obligations under its stockholders agreement with ARV terminated as of April 1998. Final judgment in the action was entered on May 12, 1999. We filed a notice of appeal in July 1999 with the Superior Court for the State of California, County of Orange.

On December 18, 1998, Prometheus filed a lawsuit in the Delaware Chancery Court against us and two of our former directors, Howard G. Phanstiel and John A. Booty. The lawsuit sought a determination that our annual meeting of stockholders held in June 1998 was in invalid because of an alleged failure to reach a quorum and, accordingly, that the actions taken at that meeting were invalid.

On September 29, 1999 LFREI agreed to settle these actions and accept a promissory note for $1.5 million as full satisfaction of it's claims, $0.4 million of which has been reflected as additional private placement costs. This note will bear interest beginning on April 1, 2001 at a rate equal to the 30 day Treasury bill rate quoted by the Wall Street Journal. Interest payments will be made on the first day of each month beginning on May 1, 2001 and continue until maturity of the note on April 1, 2002. In the event of default, the note is immediately due and payable and interest shall accrue at a rate that is 4% above the interest rate otherwise in effect. Because the note payable is non-interest bearing, a 12% imputed interest discount was booked in general and administrative expense in the amount of $0.3 million. We have the right at any time to prepay the Note in whole or in part. Any time prior to November 1, 1999 the prepayment price is equal to 91% of the aggregate principal balance. Such prepayment price shall increase by 0.5% of the aggregate principal amount of the Note on the 10th day of each month thereafter until April 1, 2002.

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

(3) ACQUISITIONS

HILLSDALE COMMUNITIES

In 1998 we purchased interests in 11 ALCs, including a skilled nursing component in one community, all located in California, for $83.5 million. The communities acquired are as follows:

                                                                                   DATE
COMMUNITY                                    LOCATION               UNITS        ACQUIRED
---------                                    --------               -----     --------------
OWNED
Golden Creek Inn............................ Irvine, CA               123     April 16, 1998
Hillcrest Inn............................... Thousand Oaks, CA        137     April 16, 1998
Rossmore House.............................. Los Angeles, CA          157     May 4, 1998
The Berkshire............................... Berkley, CA               81     May 12, 1998
Encino Hills Terrace........................ Encino, CA                76     July 7, 1998
                                                                    -----
    Total owned.............................                          574
                                                                    -----

LEASED

Willow Glen Villa........................... San Jose, CA             188     May 18, 1998
Hillsdale Manor Retirement Center(a) ....... San Mateo, CA            159     July 2, 1998
                                                                    -----
     Total leased ..........................                          347
                                                                    -----

MANAGED

                                                                                   DATE
COMMUNITY                                    LOCATION               UNITS        ACQUIRED
---------                                    --------               -----     --------------
OWNED
Sterling Court(b)........................... San Mateo, CA            149     April 16, 1998
Palo Alto Commons........................... Palo Alto, CA            143     April 16, 1998
San Carlos Retirement Center................ San Carlos, CA            85     April 16, 1998
The Altenheim............................... Oakland, CA              138     April 16, 1998
                                                                    -----
    Total managed...........................                          515
                                                                    -----
    Total...................................                        1,436
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

The purchase price paid in excess of the fair market value of identifiable assets for the acquired owned, leased and managed communities aggregated approximately $23.6 million and is being amortized over the 35 year life of the related assets. We sold the Rossmore House in June 1999 resulting in an impairment loss of $5.7 million of which $3.1 million is related to the associated goodwill.

CASA AMIGO PROPERTIES

On March 2, 1999, ARVP II obtained financing and, through ARVPII, LLC, its wholly owned subsidiary, acquired the landlords' interests in four previously leased ALCs for approximately $14.6 million. As a result of the refinancing of 11 owned properties in June 1999, this loan was paid in full.

(4) SALES OF ASSISTED LIVING COMMUNITIES

On March 18, 1999, we entered into purchase and sale agreements for the sale of five owned ALCs located outside of California for approximately $32.3 million. On March 30, 1999, we completed the sale of three of these five ALCs; of the remaining facilities one sale was completed on June 3, 1999 and the remaining ALC closed on October 1, 1999. As of December 31, 1998, these ALCs were included in assets held for sale at their sales price, the resulting gain or loss was insignificant during 1999.

(5) RELATED PARTY TRANSACTIONS

During the third quarter of 1999, we entered into a settlement agreement with Prometheus Assisted Living LLC, an affiliate of Lazard Freres Real Estate Investors LLC ("Lazard"), who hold 47.8% of the common stock of ARV. On September 29, 1999, Prometheus agreed to accept a promissory note in the amount of $1.5 million as settlement in full of all outstanding legal actions between the parties. If ARV defaults on the promissory note, Lazard is entitled to $3.6 million under the terms of the settlement agreement for expenses and costs related to the litigation and Prometheus' initial investment.

(6) SUBSEQUENT EVENTS

On October 25, 1999, we issued 467,875 shares of the Company's common stock to a single bondholder in exchange for $3,743,000 principal amount of the Company's
6 3/4% convertible subordinated notes due 2006 that were held by that stockholder. The shares issued in this transaction represented 125 shares for each $1,000 principal amount of the notes that were exchanged, and constituted less than 3% of the Company's outstanding shares of common stock as of September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

Our business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or industry results, to be materially different from any future results, performance, achievements or industry results expressed or implied by such forward-looking statements. This 10-Q report contains forward-looking statements, including statements regarding, among other items:

-       Our business strategy;

-       Our liquidity requirements and ability to obtain financing;

-       The impact of future acquisitions and developments;

-       The anticipated sale of one ALC during the forth quarter of 1999;

-       The level of future capital expenditures;

-       The impact of inflation and changing interest rates;

-       The outcome of certain litigation matters; and

-       The impact of Year 2000 issues.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

-       Access to capital necessary for acquisitions and development;

-       Our ability to manage growth and divestitures;

- Governmental regulations; (including Medicare and Medicaid payment levels) and

- Competition and other risks associated with the assisted living industry.

Although we believe we have the resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by forward-looking statements will transpire as expected.

OVERVIEW

As of September 30, 1999, we operated 58 assisted living communities ("ALCs") containing 7,167 units, including 35 ALCs that we leased by us pursuant to long-term operating leases ("Leased ALCs"); 16 communities that we own for our own account ("Owned ALCs"); and, 7 communities that are managed for unrelated parties ("Managed ALCs"). As of September 30, 1999, we were in various stages of construction on 4 ALCs with an anticipated total of 528 units. During 1998, we acquired interests in 11 ALCs and one skilled nursing facility from Hillsdale Group, LP and its affiliates, and opened 7 newly constructed ALCs. The Hillsdale transaction substantially increased our presence in Northern and Southern California.

Since commencing operation of ALCs for our own account in April 1994, we have focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they "age in place." As of September 30, 1999, a substantial portion of our business and operations was conducted in California, where 40 of the 58 ALCs we operate are located. We intend to continue to make California the primary focus of our geographic clustering strategy. However, we intend to reduce our prior growth rate in order to focus greater attention on enhancing the profitability of our existing core operations and on leasing up new developments at an increased rate. In addition, we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives. In December 1998, our Board of Directors decided to sell five owned ALCs and five land sites located outside of California. On March 30, 1999 we completed the sales of three of the five ALCs, on June 3, 1999 we completed the sale of an additional ALC and on October 1, 1999, we completed the sale of the remaining ALC. In October 1999 we also completed the sale of two of the land sites.

On June 28, 1999, we refinanced 11 properties held by various partnerships that had under-leveraged assets through Banc One. As the general partner of the partnerships we distributed most of the contributed capital from the refinancing to the limited partners and enhanced our liquidity position in the partnerships. The term of the loans is two years with a lender optional 10 year extension and a 25 year amortization schedule for repayment of principal, fixed interest rate of 9.15% and a 2% structuring fee for Banc One that is amortized over two years. Proceeds from this refinancing were distributed to the limited partners in early July 1999. Management intends to use the Company's portion of the cash to fund ongoing operations.

Newly opened ALCs are expected to incur operating losses until sufficient occupancy levels and operating efficiencies are achieved. Based upon historical experience, we believe that a typical community will achieve its targeted occupancy levels 18-24 months from the commencement of operations. Accordingly, we will require a substantial amount of liquidity to maintain the operations of newly opened ALCs. If sufficient occupancy levels are not achieved within reasonable periods, our results of operations, financial position and liquidity could be materially and adversely impacted.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

The following information concerning the operating results for the three-month period ended September 30, 1999 and September 30, 1998 is presented in order to provide the reader with additional information concerning the Company's operations.

                                Operating Results
             For the Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                  (In millions)

                                                          SEPTEMBER 30,
                                                     -----------------------
                                                       1999            1998
                                                     -------         -------
Revenue:
  Assisted living community revenue:
    Rental revenue                                   $  27.5         $  28.0
    Assisted living and other services                   6.5             7.0
                                                     -------         -------
        Total revenue                                   34.0            35.0
                                                     -------         -------
Operating expenses:
  Assisted living community operating expense           21.5            22.4
  Assisted living community lease expense                8.1             7.3
  General and administrative expenses                    3.2             6.6
  Depreciation and amortization                          2.4             2.6
                                                     -------         -------
        Total operating expenses                        35.2            38.9
                                                     -------         -------
Loss from operations                                 $  (1.2)        $  (3.9)
                                                     =======         =======

Total revenue for the three months ended September 30, 1999 decreased $1.0 million to $34 million from $35 million for the three months ended September 30, 1998. This decrease was primarily due to the sales of ALCs throughout 1999 as described in the "overview" above and in the following paragraph regarding ALC rental revenue.

Assisted living community rental revenue decreased $0.5 million to $27.5 million for the three months ended September 30, 1999 from $28.0 million for the three months ended September 30, 1998.

The decrease in assisted living community revenue is attributable to the following:

- The sale during 1999 of four ALCs which were determined to be non-strategic. As of September 30, 1999, we operated 51 ALCs for our own account consisting of 35 Leased ALCs and 16 Owned ALCs. For the three months ended September 30, 1998, we operated a total of 56 ALCs for our own account consisting of 37 Leased ALCs and 19 Owned ALCs. This reduction was in ALC's revenue was partially offset by:

- An increase in average rate per occupied unit for ALCs, which we owned and leased in both periods, to $2,241 for the third quarter of 1999 as compared to $2,148 for the third quarter of 1998.

Management fees from affiliates and others decreased $0.3 million from the third quarter of 1998 due to the loss of management contracts during 1999.

Assisted living community operating expenses decreased $0.9 million to $21.5 million for the three months ended September 30, 1999 from $22.4 million for the three months ended September 30, 1998. The majority of the decrease is due to the sales of the ALCs offset somewhat by higher operating expenses for personnel. The increase in the assisted living lease expense is related to the additional leased ALCs we operated during the three months ended September 30, 1999 when compared to September 30, 1998.

General and administrative expenses decreased $3.4 million to $3.2 million for the three months ended September 30, 1999 from $6.6 million for the three months ended September 30, 1998. The decrease in general and administrative expense is a result of a decrease in legal fees, a discount of $0.3 million for the settlement of a law suit and management's continued efforts to reduce staff at our corporate offices.

Depreciation and amortization expenses decreased $0.2 million to $2.4 million for the three months ended September 30, 1999 from $2.6 million for the three months ended September 30, 1998. The decrease represents the sale of four ALCs offset somewhat by the purchase of four previously leased communities and the amortization of lost management contracts.

Interest income remained at $0.2 million for September 30, 1998 and 1999.

Interest expense increased $0.8 million to $2.5 million for the three months ended September 30, 1999 compared with $1.7 million for the three months ended September 30, 1998. due primarily to additional debt incurred in connection with acquiring four ALCs and refinancing 11 owned properties. Interest expense consisted primarily of interest incurred on our $57.5 million of 6-3/4%; convertible subordinated notes due 2006, as well as mortgage interest on owned ALCs.

On April 24, 1998, Emeritus Corporation ("Emeritus") filed an action in the Superior Court for the state of California, County of Orange, alleging that share purchases on January 16, 1998 by Prometheus Assisted Living LLC ("Prometheus") triggered the Company's Shareholder Rights Agreement. On June 30, 1999, a trial judge issued a statement of decision against ARV and in favor of Emeritus. The court awarded damages in the amount of $5.4 million and an estimate of appeal costs for $0.2 million was recorded in other expense in the second quarter of 1999. On September 30, 1999, ARV and Emeritus agreed to settle the action, providing for a cash payment of $1.5 million and a note for $3.5 million as payment in full. The $3.5 million note is secured by real property held for sale. Furthermore, the note carries an incentive for early payment on a sliding scale providing that if the note is paid by February 2000, Emeritus will accept a total of $4.3 million as the total settlement payment. Because the note payable is non-interest bearing a 12% imputed interest discount was booked in litigation judgement expense in the amount $0.6 million. No final judgement was entered and the lawsuit is expected to be dismissed by the parties.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

The following information concerning the operating results before impairment of the Company for the nine-month period ended September 30, 1999 is presented in order to provide the reader with additional information concerning the Company's operations.

                       Operating Results before Impairment
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                  (In millions)

                                                          SEPTEMBER 30,
                                                     -----------------------
                                                       1999            1998
                                                     -------         -------
Revenue:
  Assisted living community revenue:
    Rental revenue                                   $  83.4         $  75.1
    Assisted living and other services                  20.8            18.2
                                                     -------         -------
        Total revenue                                  104.2            93.3
                                                     -------         -------
Operating expenses:
  Assisted living community operating expense           64.7            58.6
  Assisted living community lease expense               24.0            19.0
  General and administrative expenses                   10.8            18.7
  Depreciation and amortization                          6.8             6.7
                                                     -------         -------
        Total operating expenses                       106.3           103.0
                                                     -------         -------
Loss from operations before impairment               $  (2.1)        $  (9.7)
                                                     =======         =======

Total revenue for the nine months ended September 30, 1999 increased $10.9 million to $104.2 million from $93.3 million for the nine months ended September 30, 1998. This increase was primarily due to an increase in assisted living community revenue from:

- The acquisition of seven ALCs during the second and third quarters of 1998 and opening of five leased ALCs during 1998;

- Increases in the average rate per occupied unit went from $1,848 for 1998 to $2,081 for 1999;

- Offset somewhat by slightly lower occupancy rate of 83.8% for 1999 compared to 87.4% for 1998; and

- Management fees from affiliates and others decreased ($0.1 million) from 1998 levels due to a decrease in the number of management contracts.

Assisted living expenses increased $11.1 million to $88.7 million for the nine months ended September 30, 1999, from $77.6 million for the nine months ended September 30, 1998. Of these increases, $6.1 million of ALC operating expense and $5.0 million of lease expense relate to the additional number of owned and leased ALCs we operated during the nine months ended September 30, 1999, as follows:

- The acquisition of seven ALCs during the second and third quarters of 1998, offset somewhat by the sale of three communities in March 1999 and, the sale of one ALC in June 1999;

- Four ALCs are in the "lease up" stage generating $4.4 million in additional operating expenses with occupancies in the 50% range;

- Additional staffing was added to support the additional assisted living services and salaries for the professional assisted living staff were increased; and

- The increase in assisted living community lease expense is primarily due to the acquisition of two leased ALCs and the opening of five leased ALCs.

General and administrative expenses decreased $7.9 million due to:

-       Continuing efforts to reduce staff at our corporate office;

-       A discount of $0.3 million in the settlement of a lawsuit; and

- The decrease in proxy fight, legal expenses, recruiting, severance and consulting costs incurred through September 30, 1998.

Depreciation and amortization expenses increased $0.1 million to $6.8 million for the nine months ended September 30, 1999 from $6.7 million for the nine months ended September 30, 1998. The increase was due to the acquisition of four previously leased ALCs and additional capital expenditures offset by the sale of four ALCs during various quarters of 1999.

Interest income decreased $1.5 million to $0.5 million for the nine months ended September 30, 1999 from $2.0 million for the nine months ended September 30, 1998 due to the use of cash to purchase eleven ALCs from the Hillsdale Group in 1998.

Interest expense increased $2.0 million to $6.6 million for the nine months ended September 30, 1999 compared with $4.6 million for the nine months ended September 30, 1998 due to the acquisition of two ALC's, and acquisition of four other ALCs previously leased by the company in the first quarter of 1999 and the refinancing of 9 ALCs in the second quarter of 1999. Interest expense consisted primarily of interest incurred on our $57.5 million of 6-3/4%; convertible subordinated notes due 2006 as well as mortgage interest on Owned ALCs.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $12.7 million and $11.9 million at September 30, 1999 and December 31, 1998, respectively. The increase was due to cash provided by financing activities of $13.2 million; reduced by, cash used in investing activities of $5.8 million and cash used in operating activities of $6.7 million.

Working capital decreased $1.4 million to $10.3 million as of September 30, 1999 compared to working capital of $11.7 million at December 31, 1998.

Cash used by operating activities was $6.7 million for the nine months ended September 30, 1999, compared to $11.4 million used for the nine month period ended September 30, 1998. The primary components of cash used by operating activities for the nine months ended September 30, 1999 were:

- Net loss for the nine months ended September 30, 1999 of $22.1 million; offset by

- Discontinued operations with the sale of six apartment partnership interests generating $1.1 million in cash; offset by $0.2 million used in operations;

- Non-cash charges of $6.8 million for depreciation and amortization; $1.3 million for cumulative effect of change in accounting principal; $7.7 million for impairment losses;

-       Payment of interest on convertible subordinated notes of $1.9 million;
        and

-       Net decrease of $0.7 million in liabilities.

Cash used in investing activities was $5.8 million for the nine months ended September 30, 1999, compared to net cash used in investing activities of $85.7 million for the nine months ended September 30, 1998. The primary components of cash used in investing activities for the nine months ended September 30, 1999 were:

-       $23.1 million of proceeds from the sale of four ALCs in 1999; offset by

- $14.7 million used for purchase of previously leased communities in first quarter 1999;

-       $6.3 million used for purchases of property, furniture and equipment;

-       $6.6 million for increases in Leased ALCs security deposits; and

-       $1.3 million for cash contributed to a joint venture in first quarter
        1999.

Net cash provided by financing activities was $13.3 million for the nine months ended September 30, 1999, compared to net cash used by financing activities of $0.4 million for the nine months ended September 30, 1998. The primary components of cash provided by financing activities for the period ended September 30, 1999 were:

- Debt proceeds of $ 41.8 million for the June 28, 1999 Banc One refinancing on 9 owned ALCs;

-       Note payable to Emeritus of $2.9 million as part of the settlement;

- Debt proceeds of $14.7 million on the bridge financing for the acquisition of three ALCs in the first quarter of 1999 offset by;

-       Repayment of notes of $35.9 million;

-       Loan fees and closing costs of $1.7 million;

-       Distribution to limited partners for $8.2 million;

- Additional private placement costs of $0.4 million for the Lazard settlement.

The various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, debt-to-equity and debt service coverage, among others. At September 30, 1999, we were not in compliance with the current ratio, tangible net worth, debt service coverage and facility coverage ratio under certain lease agreements. We have obtained waivers for those covenants with which we were not in compliance through September 30, 1999. If the waivers for non-compliance had not been obtained, then we would be in default under certain lease agreements.

We believe that our existing liquidity, our ability to sell ALCs and land sites which do not meet our financial objectives or geographic clustering strategy and our ability to refinance certain owned ALCs and investments will provide us with adequate resources to meet our current operating and investing needs. Currently, we do not generate sufficient cash from operations to fund recurring working capital requirements. In addition, we anticipate that we will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our strategy, including the development and rehabilitation of ALCs as well as other capital expenditures. The Company anticipates that we will be able to obtain the additional financing; however, there can be no assurances that the Company will be able to obtain such financing on favorable terms.

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

YEAR 2000 ISSUE

We use certain computer programs that were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this occurs with any of the Company's computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. We have developed a comprehensive program to test and modify our information technology to address the Year 2000 issue. We believe that our program is on schedule for completion by the end of 1999, and that there will be no material impact on our business, results of operations, financial position or liquidity as a result of Year 2000 issues.

Our program is focused on the following three main projects:

-       Information technology infrastructure; all hardware and software systems

- Community maintenance; community specific systems, including alarms (security, fire and emergency call), elevator, phone, HVAC, and other systems; and

-       Third-party supplier/vendors.

For each of the above components, we have addressed or are addressing the Year 2000 issues in the following six phases:

-       Conducted inventory of systems with potential Year 2000 issues;

-       Assigned priorities to systems identified with Year 2000 issues;

-       Assessed items which may have a material effect on our operations;

-       Testing items assessed as material;

-       Replacing or repairing material non-compliant items, and;

-       Designing and implementing business continuation plans.

We have received communications from third-party providers of our administrative services, as well as our significant suppliers of services and products to determine the extent to which we are vulnerable to those parties' failures to remediate their own Year 2000 issues. We do not presently believe that third-party Year 2000 issues will have a material adverse effect on us. However, there can be no guarantee that the systems of other companies on which our operations or systems rely will be remedied on a timely basis or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on us.

We have completed our conversion to an accounting system that is Year 2000 compliant. In addition, we have completed an assessment of our computer systems and software and have substantially completed necessary modifications or replacements to existing hardware and software and believe Year 2000 issues should not have a material adverse effect on our operations. Testing and live use has taken place and will continue throughout the remainder of 1999. Any additional modifications found necessary will be made during the fourth quarter of 1999.

We have developed the following contingency plans to cover potential business disruptions:

- check processing - manual processing procedures have been set up and manual checks are on hand at our offices.

- food supplies for communities - in addition to the normal food supplies typically at the communities we will have an additional week of non-perishable food at the communities.

- water supplies - supplies will be increased to include an extra 72 hours of water over and above the state licensing requirements.

- medication supplies - for those clients whose medications are managed by the Company, we will attempt to have a 30-day supply of prescriptions at the communities. In addition, we will also have a second pharmacy available as a backup.

- cold weather contingency - in the event of a heat outage, supplies of blankets have been increased.

-       waste disposal - alternate means of disposal have been arranged.

In addition to the above contingency plans we have completed Year 2000 awareness classes at all communities for both the residents and employees. Emergency plans have been updated to include Year 2000 issues and we are holding drills and training for all employees. The total cost our Year 2000 plan is difficult to estimate due to the use of employees to perform additional tasks but we estimate the direct cost to be in the $0.5-$1.0 million range. Many of the costs are in replacement of computer systems that have been capitalized in fixed assets.

Facilities, including fire and life safety, phone systems, air conditioning and heating, elevators and other building systems are in the process of being tested per the manufacturers' instructions. If the manufacturer is unable to provide testing instructions, we are in the process of seeking a letter of Year 2000 compliance from the manufacturer.

We expect to successfully implement any other additional changes necessary to address our Year 2000 issues, and do not believe that the cost of such actions will have a material adverse effect on our financial position, results of operations or liquidity.

We believe that our Year 2000 program has been substantially completed. Our program is based on a number of factors and assumptions including the accuracy and completeness of responses to our inquiries. Our Year 2000 plan could be adversely impacted if any of the factors and assumptions are incorrect. The failure to correct a material Year 2000 issue could result in an interruption in our normal business operations.

IMPACT OF INFLATION AND CHANGING PRICES

Operating revenue from ALCs and management fees from apartment communities we operated are the primary sources of our revenue. The financial performance of these properties is affected by rental rates, which are highly dependent upon market conditions and the competitive environment where the facilities are located. Employee compensation is the principal cost element of property operations. Historically, we have offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates, although there can be no assurance that this trend will continue. The implementation of price increases is intended to lead to an increase in revenue; however, rental rate increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of September 30, 1999. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we finance such debt. Holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $260,000.

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

                         MATURITY DATE - SEPTEMBER 30,

                                                                                                            FAIR
                           2000       2001        2002       2003        2004   THEREAFTER      TOTAL       VALUE
                         -------     -------     ------     -------     ------  ----------     --------    --------
                                                          (DOLLARS IN THOUSANDS)
Fixed rate debt          $ 6,794      45,008     $   --     $    --         --     $57,500     $109,302    $109,302
Average interest rate        9.1%        9.2%                                         6.75%

Variable rate debt       $   608     $   620     $2,147     $18,393     $4,291     $    --     $ 26,059    $ 26,059
Average interest rate        8.3%        8.3%       8.3%        8.3%       8.1%

We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A lawsuit was filed on April 24, 1998, in the Superior Court of California, County of Orange, alleging that share purchases on January 16, 1998, by Prometheus Assisted Living LLC, triggered the Company's Shareholder Rights Agreement. On June 30, 1999, the trial judge issued a statement of decision against ARV and in favor of Emeritus in the amount of $5.4 million. This lawsuit accrual was recorded in other expense. On September 29, 1999, Emeritus agreed to settle the action providing for a cash payment of $1.5 million and a note for $3.5 million as payment in full. Furthermore, if the note is paid by February 2000, Emeritus has agreed to accept a total of $4.3 million as the total settlement payment. Since the note payable is non-interest bearing a 12% imputed interest discount was booked in litigation judgement expense for $0.6 million. No final judgment was entered and the lawsuit is expected to be dismissed.

On May 12, 1998, we filed a lawsuit in the Superior Court for the State of California, County of Orange, seeking to enjoin Kapson Senior Quarters Corp. ("Kapson"), a controlled affiliate of Lazard Freres Real Estate Investors LLC ("LFREI,") from acquiring Atria Communities ("Atria"), a then unaffiliated competitor. Atria was also named as a defendant in the suit, as were three LFREI representatives on our Board of Directors, Messrs. Kenneth M. Jacobs, Robert P. Freeman and Murry N. Gunty. We alleged that LFREI was violating both its contractual and fiduciary duties to ARV if it allowed Kapson to proceed with the acquisition without first offering ARV the right to acquire Atria and then, if we declined, obtaining our permission to consummate the acquisition of Atria. On August 14, 1998, the Judge in the trial ruled from the bench against ARV and in favor of all defendants on LFREI's motion for judgment on all of our causes of action. And, on December 7, 1998, the Superior Court of the State of California, County of Orange issued an order in favor of LFREI on LFREI's cross-complaint against us, concluding that LFREI's standstill obligations under its stockholders agreement with ARV terminated as of April 1998. Final judgment in the action was entered on May 12, 1999. We filed a notice of appeal in July 1999 with the Superior Court for the State of California, County of Orange.

On December 18, 1998, Prometheus filed a lawsuit in the Delaware Chancery Court against us and two of our former directors, Howard G. Phanstiel and John A. Booty. The lawsuit sought a determination that our annual meeting of stockholders held in June 1998 was in invalid because of an alleged failure to reach a quorum and, accordingly, that the actions taken at that meeting were invalid.

On September 29, 1999 LFREI agreed to settle these actions and accept a promissory note for $1.5 million as full satisfaction of its claims, $0.4 million of which has been reflected as additional private placement costs. This note will bear interest beginning on April 1, 2001 at a rate equal to the 30 day Treasury bill rate quoted by the Wall Street Journal. Interest payments will be made on the first day of each month beginning on May 1, 2001 and continue until maturity of the note on April 1, 2002. In the event of default, the note is immediately due and payable and interest shall accrue at a rate that is 4% above the interest rate otherwise in effect. Because the note payable is non-interest bearing, a 12% imputed interest discount was booked in general and administrative expense in the amount of $0.3 million. We have the right at any time to prepay the Note in whole or in part. Any time prior to November 1, 1999 the prepayment price is equal to 91% of the aggregate principal balance. Such prepayment price shall increase by 0.5% of the aggregate principal amount of the Note on the 10th day of each month thereafter until April 1, 2002.

The agreement settled all outstanding litigation between us and LFREI and provided mutual release of certain claims that we and Prometheus may have had against each other. Pursuant to the settlement agreement, we withdrew our appeal of the decision issued on May 12, 1999 by the Superior Court of the State of California, County of Orange. Prometheus dismissed the lawsuit it filed against us and two of our former directors in the Delaware Chancery Court. As part of the settlement agreement, the board of directors was reduced to five persons. Murry N. Gunty, John A. Booty and Robert P. Freeman resigned from the board.

The Company is from time to time subject to claims and disputes for legal and other matters in the normal course of business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS
Exhibit 27            Financial Data Schedule

(b) REPORTS ON FORM 8-K.

Report on form 8-K issued on September 30, 1999 relating to the settlement between ARV Assisted Living, Inc. and Prometheus Assisted Living LLC, an affiliate of Lazard Freres Real Estate Investors LLC.

Report on form 8-K issued on September 30, 1999 relating to the settlement between ARV Assisted Living, Inc. and Emeritus Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARV ASSISTED LIVING, INC.

                                        By: /s/ Douglas M. Pasquale
                                        ----------------------------------------
                                        Douglas M. Pasquale
                                        President and Chief Executive Officer
                                        (Duly authorized officer)

                                        Date: November 12, 1999

                                        By: /s/ Abdo H. Khoury
                                        ----------------------------------------
                                        Abdo H. Khoury
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principle Financial Officer)

                                        Date: November 12, 1999

                                 EXHIBIT INDEX

Exhibit
Number                          Description
-------                         -----------

27                         Financial Data Schedule