Form 10-K405
period 1999-12-31
ARV ASSISTED LIVING INC
filed 2000-03-30
CIK 949322

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER: 0-26980

                                ----------------

                            ARV ASSISTED LIVING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                    33-0160968
 (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

 245 FISCHER AVENUE, SUITE D-1,                              92626
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

                                ----------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

        As of MARCH 20, 2000, the aggregate market value of the voting stock held by non-affiliates of registrant was $14,796,930 (for purposes of calculating the preceding amount only, all directors, executive officers and stockholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of MARCH 20, 2000 WAS 17,459,689.


                      DOCUMENTS INCORPORATED BY REFERENCE:


        PORTION OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 2000 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.


================================================================================

                            ARV ASSISTED LIVING, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999



                                                                                                                       PAGE
                                                                                                                       ----
                                     PART I

Item 1:         Business............................................................................................     1
Item 2:         Properties..........................................................................................    18
Item 3:         Legal Proceedings...................................................................................    20
Item 4:         Submission of Matters to a Vote of Security Holders.................................................    21

                                     PART II

Item 5:         Market for the Registrant's Common Equity and Related Stockholder Matters...........................    22
Item 6:         Selected Financial Data.............................................................................    24
Item 7:         Management's Discussion and Analysis of Financial Condition and Results of Operations...............    25
Item 7a:        Quantitative and Qualitative Disclosures About Market Risk..........................................    35
Item 8:         Financial Statements and Supplementary Data.........................................................    35
Item 9:         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................    35

                                    PART III

Item 10:        Directors and Executive Officers of the Registrant..................................................    35
Item 11:        Executive Compensation..............................................................................    35
Item 12:        Security Ownership of Certain Beneficial Owners and Management......................................    35
Item 13:        Certain Relationships and Related Transactions......................................................    35

                                     PART IV

Item 14         Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................    36

                                     PART I



ITEM 1. BUSINESS

GENERAL

        ARV Assisted Living, Inc. ("ARV" or the "Company") is one of the largest operators of licensed assisted living communities ("ALCs") in the United States. We are a fully integrated provider of assisted living accommodations and services that operates, acquires and develops ALCs. We have been continuously involved in the senior housing business for more than 20 years. Our operating objective is to provide high quality, personalized assisted living services to senior residents in a cost-effective manner, while maintaining residents' independence, dignity and quality of life. ALCs offer a combination of housing, personalized support services and health care in a non-institutional setting. They are designed to respond to the individual needs of elderly residents who require assistance with certain activities of daily living, but who do not require the intensive nursing care provided in a skilled nursing facility.

        In 1999 we embarked on a strategy to focus our efforts in the western United States. To this end we have divested ourselves of many properties and have put many more non-core properties up for sale. Previously we had planned to expand our operations through the acquisition and development of new ALCs. In 1997 and 1998 expanded our operations through acquisitions in California, Ohio, Florida, Indiana, Michigan, Arizona and Virginia, and have developed or are in the process of constructing new ALCs in California, Nevada, Colorado, and Rhode Island. At December 31, 1999, we operated 58 ALCs containing 7,192 units. Of the 58 ALCs, we owned 15, leased 36, and managed 7. On December 31, 1999 our management contract with Altenheim for a 136 unit ALC ended and was not renewed. Subsequent to December 31, 1999, we mutually agreed to terminate their management agreement with Sterling Court for a 149 unit ALC effective March 1, 2000. We currently have 3 ALCs under construction and development that are expected to contain approximately 403 units.

        Owned ALCs are owned by us directly, or by affiliated limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager in which we have a majority ownership interest ("Affiliated Partnerships"). Leased ALCs are operated under long-term operating leases for our own account or for Affiliated Partnerships in which we have a majority ownership interest. Managed ALCs are operated by us on behalf of an affiliated partnership (in which we do not have a majority ownership), joint ventures or an unrelated third-party. This blend of ownership and management contracts allowed us to fund our operations in a balanced, efficient manner.

         We have used lease and mortgage financing with health care real estate investment trusts ("REITs"), private companies, commercial banks and a convertible subordinated debt issuance to finance our capital expenditures and operations. We plan to divest ALCs that do not meet our financial objectives or geographic clustering strategy. Our primary geographic focus is the western United States. In December 1999, we received letters of intent from potential buyers to purchase twelve leased ALCs located outside of California.

        We intend to continue our focus on "private-pay" residents, who pay for our services from their own funds or through private insurance. Currently, approximately 96% of our residents are private-pay, while the remaining 4% of the residents participate in the Supplemental Security Income ("SSI") program. Certain states have enacted legislation enabling ALCs to receive Medicaid funding similar to funding generally provided to skilled nursing facilities. However, we do not try to attract residents with Medicaid funding since it is insufficient to cover the cost of our accommodations and services.

        Our ALCs provide residents with accommodations, basic care services and assisted living services. Our residents average 85 years of age and often require assistance with certain activities of daily living. We provide our residents with private or semi-private rooms or suites, meals in a restaurant-style setting, housekeeping, linen and laundry services, activities programs, utilities, and transportation in a van or minibus. For an additional cost, we also provide assisted living services to residents who require help with other activities of daily living, such as bathing, grooming, dressing, personal hygiene, medication management and escort services to meals and activities.

        Each ALC offers a Wellness Program that arranges for professional care providers to deliver certain health care services to our residents that our ALCs are not licensed or equipped to provide.

        Partnerships affiliated with us have acquired or developed market rate senior apartments as well as affordable senior and multifamily apartment communities, using the sale of tax credits under a federal low income housing tax credit program (the "Federal Tax Credit Program" or the "Apartment Group") to generate the equity funding for development. In December 1997, as part of our strategic plan, we determined that the Apartment Group was not part of our core business, and adopted a plan for disposing of the business, which included 22 projects. To date, we have exited 13 partnerships, of the remaining 9, 2 we may not be able to sell due to difficulty in obtaining partner's or lender's approval and the remainder are still offered for sale.

THE ASSISTED LIVING MARKET

        Assisted Living. Assisted living is a stage in the elder care continuum, midway between home-based care for independent and lower acuity residents and the more acute level of care provided by skilled nursing facilities and acute care hospitals. Assisted living represents a combination of housing, personalized support services, and health care designed to respond to the individual needs of the members of the senior population who need help in activities of daily living, but do not need the medical care provided in a skilled nursing facility.

        We believe our assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of our residents falling within the fastest growing segment of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second trend is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement to patients in acute care hospitals and skilled nursing facilities. Assisted living offers a cost-effective, long-term care alternative while preserving a more independent lifestyle for seniors who do not need the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide. As of December 31, 1999, monthly revenue generated by our ALCs on a same community basis averaged $2,080 per occupied unit, compared with $1,907 per occupied unit as of December 31, 1998. (We define "same community" as those communities which we owned or leased for a period of five quarters or more as of December 31, 1999.) Other trends include increases in the financial net worth of the elderly population, the number of individuals living alone, and the number of women who work outside the home who are less able to care for their elderly relatives. We believe these trends will result in a growing demand for assisted living services and communities.

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

        Cost Containment Pressures of Health Reform. In response to rapidly rising health care costs, both government and private pay sources have adopted cost containment measures that encourage reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in health care costs under Medicare by limiting acute care hospital and skilled nursing facility reimbursement to pre-established fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges. Managed care organizations, such as health maintenance organizations

("HMOs") and preferred provider organizations ("PPOs"), are reducing hospitalization costs by negotiating discounted rates for hospital services and by monitoring and decreasing hospitalization. We anticipate that both HMOs and PPOs increasingly may direct patients away from higher cost nursing care facilities into less expensive ALCs.

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

OUR ASSISTED LIVING SERVICES

        We provide services and care which are designed to meet the individual needs of our residents. The services provided are designed to enhance both the physical and mental well-being of seniors in each of our ALCs by promoting their independence and dignity in a home-like setting. Our assisted living program includes the following:

        - Personalized Care Plan. The focus of our strategy is to meet the specific needs of each resident. We customize our services beginning with the admissions process, at which time the ALC's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a "personalized" care plan. If recommended by the resident's physician, additional health care or medical services may be provided at the community by a third-party home health care agency or other medical provider. The care plan is reviewed and modified on a regular basis.

        - Basic Service and Care Package. The basic service and care package at our ALCs generally include:

                --      meals in a restaurant-style, "home-like" setting;

                --      housekeeping;

                --      linen and laundry service;

                --      social and recreational programs;

                --      utilities; and

                --      transportation in a van or minibus.

        Other care services can be provided under the basic package based upon the individual's personalized health care plan. Our policy is to charge base rents that are competitive with similar ALCs in the local market. While the amount of the fee for the basic service package varies from community to community, on a same community basis the average basic monthly rental rate per unit was approximately $1,733 per month as of December 31, 1999, compared with an average of $1,541 as of December 31, 1998.

        - Additional Services. Our assisted living services program offers levels of care in addition to the services offered in the basic package. The level of care a resident receives is determined through an assessment of a resident's physical and mental health. The assessment is conducted by the community's assisted living director, with input from other staff members. The six-tiered level of care rate structure is based on a point system. We assign points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks. The point scale and pricing are part of the admissions agreement between the community, the resident and the resident's family. The community performs reassessments after the initial 30 days and periodically throughout the resident's stay to ensure that the level of care we provide corresponds to changes in a resident's condition. The types of services included in the assessment point calculation are:

                --      Medication management

                --      Assistance with dressing and grooming

                --      Assistance with showering

                --      Assistance with continence

                --      Escort services

                -- Status checks related to a recent hospitalization, illness, history of falls

                --      Help with psychosocial needs, such as memory deficit

                --      Special nutritional needs and assistance with eating

        In addition to the above services, we provide other levels of assistance to residents at selected ALCs in order to meet individual needs, such as assistance with diabetic care and monitoring, catheter, colostomy and ileosotomy care, minor wound care needs and light to moderate transferring needs. Some of our ALCs also operate memory loss units for residents with Alzheimer's disease and related dementias. These units provide the attention and services required by cognitively impaired residents to maintain a high quality of life in a secure environment. Specially trained staffs provide personalized care, specialized activity programs and oversee medication regimens.

        In addition to the base service package, we typically charge between $375 and $1,375 per month or more for higher levels of assisted living services. Fee levels vary from community to community and we may charge additional fees for other specialized assisted living services. We expect that an increasing number of residents will use additional levels of services as they age in our ALCs. Our internal growth plan is focused on increasing revenue by continuing to improve our ability to provide residents with these services.

        On a same community basis, the average monthly revenue per occupied unit for both the basic service package and the assisted living services increased to $2,059 from $1,793 for the year ended December 31, 1999 and the year ended December 31, 1998, respectively. There can be no assurance that any ALC will be substantially occupied at assumed rates at any time. In addition, we may only be able to lease up our ALCs to full occupancy at rates below those assumed. If operating expenses increase, local market conditions may limit the extent to which we may increase rates. Because we must provide advance notice of rate increases, generally at least 30 days, rate increases may lag behind increases in operating expenses.

        Wellness Program. We have implemented a Wellness Program for residents of our communities designed to identify and respond to changes in a resident's health or condition. Together with the resident and the resident's family and physician, as appropriate, we design a solution to fit that resident's particular needs. We monitor the physical and mental well-being of our residents, usually at meals and other activities, and informally as the staff performs services around the facility. Through the Wellness Program we work with:

        - home health care agencies to provide services the community cannot provide;

        - physical and occupational therapists to provide services to residents in need of such therapy; and

        - long-term care pharmacies to facilitate cost-effective and reliable ordering and distribution of medications.

        We arrange for these services to be provided to residents as needed in consultation with their physicians and families. At the present time, most of our ALCs have a comprehensive Wellness Program.

GROWTH STRATEGIES

        Overview. Our revised strategy to grow earnings and achieve profitability is to increase our focus on operations and reduce the level of development and acquisition activity we historically pursued. To strengthen the operations of our ALCs, we will focus on improving margins by increasing occupancy rates, raising or maintaining pricing structures to ensure that our rates are competitive with comparable facilities in our local markets, and expanding the level and depth of our assisted living services. Although our pace of development is expected to slow, we will continue efforts to cluster our portfolio of ALCs within certain geographic areas through the development, acquisition or divestiture of selected assets. By concentrating on a clustering strategy we expect to increase the efficiency of our management and marketing resources and to achieve broader economies of scale.

        Our strategy is to target areas where there is a need for ALCs based on demographics and market studies. In addition to developing ALCs through direct ownership and the use of long-term leases, we may also divest ALCs that do not expand or enhance one of our clusters or do not meet our financial objectives. In December 1999, we received letters of intent to purchase twelve of the leased ALCs located outside of the western United States. In March 2000 we entered into a purchase and sale agreement for three of these properties. In 1998 we acquired interests in 11 ALCs and one skilled nursing facility from Hillsdale Group, L.P. (the "Hillsdale Transaction") and their affiliates, and opened five newly constructed ALCs. The Hillsdale Transaction substantially increased our presence in Northern and Southern California. During 1999 we completed the sale of five ALCs that were outside of the western United States. Consequently, as of December 31, 1999, a substantial portion of our business and operations were conducted in California, where 39 of the 58 ALCs we operated are located.

        The market value of our properties and the income generated from ALCs we own, manage or lease could be negatively affected by changes in local and regional economic conditions and by acts of nature. A worsening of local economic conditions could have a negative effect on our business.

        Development. Due to market conditions, the development of ALCs has been curtailed during 1999. Although we did not abandon any of our current projects we did not begin any new ones. Our primary development strategy is to work with developers and builders in clustered geographic areas of the U.S. Typically, regional developers receive development or construction fees in connection with the construction of the project. In all cases, we have the right to approve acquisitions and all aspects of development including site selection, design, plans and specifications, development budgets, choice of general contractor and major subcontractors, and other significant criteria.

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

        In 1998, we entered into joint ventures ("LLCs") designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 in the Hillsdale Transaction and to construct three new communities on land sites we own. Participants in the joint ventures with us include a third-party investor and a third-party developer. The LLCs have contracted with the developer to provide development services to perform the renovation and construction. We account for our investment in the joint ventures using the equity method and losses incurred by the LLCs will be allocated disproportionately to the joint venture partners based upon their assumption of risk. We have an option to purchase the joint venturers' interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed rate of return on the joint venturers' capital contribution. There can be no assurance that all of the construction and renovation projects contemplated under the joint venture agreements will be completed, or that we will pursue similar joint venture agreements in the future.

        We do not plan to continue to develop new ALCs for 2000, but currently have 3 major development projects in progress which should all be completed in 2000. Our ability to achieve our development plans will depend upon a variety of factors, many of which are beyond our control. These and other factors are detailed below. See "Risks Common to Our Assisted Living Operations -- Development and Construction Risks." Certain construction risks are beyond our control, including strikes, bad weather, natural disasters, under supply of materials and labor, and other unknown contingencies that could cause the cost and timing of construction to exceed estimates. In order to keep our internal costs to a minimum, we rely on third-party general contractors to construct new ALCs. Cash flow could be reduced significantly if construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner. In addition, any property in construction is subject to risks including construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them, vary widely from state to state, and from community to community within a state.

        Acquisitions. In evaluating possible acquisitions, we consider:

        - the location, construction quality, condition and design of the ALC;

        - the current and projected cash flow of the community and its anticipated ability to increase revenue through rent and occupancy increases, additional assisted living services and management; and

        -       whether we can acquire the community below replacement cost.

        Our sources for prospective acquisitions range from Affiliated Partnerships to management's contacts with potential ALC sellers, to our local and regional personnel who monitor the assisted living market in their area. In certain cases we may also target additional third-party management contracts. However, we do not intend to continue our past growth rate. Instead we will focus greater attention and resources on enhancing the profitability of our existing core operations and on leasing up new developments at a faster rate.

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

        Increase in Sales of Additional Assisted Living Services. We believe that many custodial services provided in skilled nursing facilities are available in our ALCs at approximately two-thirds of the cost at skilled nursing facilities. We believe that this differential will enable us to attract additional residents. By increasing the use of these services by our residents, we believe residents will be able to age in place at our ALCs over a longer period of time, rather than having to transfer to more expensive skilled nursing facilities until absolutely necessary.

        We seek to enhance and increase the amount and diversity of assisted living services we provide through:

        - the continued education of the senior community, and particularly the residents and their families, concerning the cost-effectiveness of receiving additional services in an assisted living community;

        - the continued development and refinement of assisted living programs designed to meet the needs of our residents as they age in place; and

        -       the consistent delivery of quality services for residents.

EMPLOYEES

        At February 29, 2000 we had approximately 3,113 employees.

CAPITAL REQUIREMENTS

        Our operating leases require security deposits. At December 31, 1999, the amount of security deposits was $11.9 million either in cash or letter of credit supported by cash.

        In June 1999, we refinanced 9 communities that are held by majority owned partnerships to:

        - take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;

        -       provide a return of equity to the limited partners;

        -       borrow against the increased value of these properties; and

        - finance the purchase of four ALCs that were previously operated under long term operating leases.

        As the general partner of the partnerships we distributed most of the contributed capital from the refinancing to the limited partners and enhanced our liquidity position in the partnerships. The term of the loans is two years with a lender optional 10 year extension. The principal repayment is based upon a 25 year amortization schedule with a fixed interest rate of 9.15%. A 2% structuring fee was paid to the lender. In 1998, we paid a net $1.5 million rate lock fee for a refinancing that did not consummate. This charge was taken in the statements of operations presented for 1998. However, we feel we are entitled to a full and complete return of the rate lock fees paid. We are pursuing a return of all fees and are investigating our legal alternatives to that end; however, there can be no assurances that additional interest rate lock fees will be recovered.

        In our fiscal year ended December 31, 1999, we began retiring portions of our 6 3/4% convertible subordinated debt from time to time. During that fiscal year, we issued a total of 799,566 shares of our common stock and paid a total of $1.0 million to some of our bondholders in exchange for a total of $9.2 million principal amount of the subordinated notes due 2006 that were held by those bondholders. These transactions resulted in an extraordinary gain of $6.8 million net of tax as of our fiscal year ended December 31, 1999. During the current fiscal year, we have issued a total of 781,025 share of our common stock and paid a total of $0.9 million to additional bondholders in exchange for a total of $7.8 million additional principal amount of the subordinated notes held by those bondholders. These additional transactions resulted in an extraordinary gain of $5.6 million net of tax as of March 21, 2000. Through these transactions, we have retired a total of $17.1 million of our public debt yielding extraordinary gains of $12.4 million to date.

        We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our business, including the acquisition and development of ALCs as well as other capital expenditures and additional funds to meet increased working capital requirements. We may finance future acquisitions and development through a combination of our cash reserves, assets sales, cash flow from operations, leasing of additional ALCs and ALCs in development, sale/leaseback arrangements with respect to our owned ALCs, and additional indebtedness or public or private sales of debt securities or capital stock. We have arranged financing of our ALCs under construction and development through commitments from various health care REITs and other landlords and lenders. With respect to these ALCs, our commitments for capital expenditures consist of potential liability for cost overruns incurred during the construction of ALCs and our obligation to fund start-up losses incurred in the operation of the ALCs prior to the achievement of stabilized operations. While the amount of such obligations are contingent on our ability to develop our ALCs within budget and achieve profitable operations, the probable amount of these obligations cannot be definitively quantified. Nonetheless, we believe that we have made adequate provision for such obligations in our financing plan. There can be no assurance, however, that funds will be available on terms favorable to us, that such funds will be available when needed, or that we will have adequate cash available for such requirements.

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

        We have experienced growth through the development and acquisition of ALCs and by acquiring property for the development of new ALCs. Certain risks are inherent with the execution of the development and acquisition of ALCs. These risks include, but are not limited to:

        - our ability to access capital necessary for operations, acquisition and development;

        - our ability to sustain and manage growth and to successfully integrate new ALCs into our portfolio;

        -       governmental regulation;

        -       competition; and

        -       risks common to the assisted living industry.

HISTORY OF LOSSES

        For the year ended December 31, 1999 and December 31, 1998, and the nine-month period ended December 31, 1997, we had net losses of approximately $27.7 million, $46.0 million, and $22.1, respectively. At December 31, 1999, our accumulated deficit was approximately $105.2 million.

        Our net loss for the year ended December 31, 1999 primarily resulted from:

        -       start-up losses on newly-developed ALCs;

        -       the impairment losses on ALCs held for sale;

        - litigation judgement expenses and settlement of a lawsuit with Emeritus;

        -       legal expenses for and settlement of a lawsuit; and

        -       cumulative effect of change in accounting principle.

        Our net loss for the year ended December 31, 1998 primarily resulted from:

        -       start-up losses on newly-developed ALCs;

        -       the impairment losses on properties and ALCs held for sale;

        -       legal expenses on a lawsuit with LFREI and related parties;

        -       costs incurred in our proxy fight and litigation with Emeritus;

        - interest rate lock fees paid in connection with the failed refinance of our majority-owned partnerships; and

        - severance and other expenses related to changes in executive management and layoffs.

        Our loss for the nine months ended December 31, 1997, primarily resulted from:

        - establishing a provision related to the disposition of our rehabilitation subsidiary, GeriCare, and the Apartment Group;

        -       costs incurred in our proxy fight with Emeritus;

        -       start-up losses on newly-developed ALCs;

        - severance expenses related to the retirement of three senior executives; and

        - the write-off of conversion costs after we determined that newly purchased accounting software contained numerous application errors.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot provide assurance that the risks associated with an opening newly-developed ALCs or assuming operations of acquired ALCs can be managed to reduce or eliminate start-up losses, that other similar costs and expenses or losses will not occur in the future. See "--Indebtedness, Lease and Other Obligations," "-- General Partner Liability and Status," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RAPID GROWTH

        MANAGEMENT OF GROWTH. We have experienced rapid growth over the past several years. To enable us to more effectively manage growth, we slowed the pace of acquisitions and development in 1999. See "-- Risks Common to our Assisted Living Operations." Our failure to effectively manage growth could have a material adverse effect on operating results.

        EXTERNAL GROWTH. We may in the future enter into agreements to acquire properties for development and for the acquisition of existing ALCs that are subject to certain conditions. We cannot assure that one or more of such acquisitions will be completed, that we will be able to find additional suitable properties and ALCs, or that we can obtain financing to continue to acquire or develop ALCs and property on which to build them. We expect to experience a slowdown in growth through acquisition of ALCs due to shortages of suitable ALCs available at attractive prices, due to limitations on obtaining financing, and due to our intention to manage growth effectively as noted above. We also have acquired a number of properties to be developed into ALCs, or have contracted to lease or manage ALCs being developed by third-party developers. The development of ALCs is subject to a number of risks, many of which are outside our control. We cannot provide assurance that we will be able to complete our planned ALCs in the manner, for the amount, or within the timeframe currently anticipated. Our ability to generate revenue when anticipated could be affected by delays in the progress or completion of development projects. See "-- Risks Common To Our Assisted Living Operations -- Development and Construction Risks."

COMPETITION

        The health care industry is highly competitive and we expect that the assisted living business, in particular, will become more competitive in the future. Sources of competition include:

        -       family members providing care at home;

        - numerous local, regional and national providers of assisted living and long-term care whose facilities and services range from home-based health care to skilled nursing facilities; and

        -       acute care hospitals.

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

INDEBTEDNESS, LEASE AND OTHER OBLIGATIONS

        We have financed, and may continue to finance, the acquisition and development of ALCs through a combination of loans, leases and other obligations. As of December 31, 1999, we had outstanding consolidated indebtedness of $115.7 million, including $48.3 million of our 2006 Convertible Notes, whose holders have the right to convert such notes into our common stock at any time on or before the notes mature. In addition, at December 31, 1999, we had $43.1 million in notes maturing within two years, none related to properties held for sale. As a result, we will devote a portion of our cash flow to debt service. There is a risk that we will not be able to refinance our maturing note obligations on terms favorable to us, or that we will not be able to generate sufficient cash flow from operations to make required interest and principal payments.

        With respect to loans totaling $55.1 million we are the general partner of certain limited partnerships that serve as the sole members of the three borrowing entities formed as limited liability companies. Although, a member of a limited liability company is not personally liable for any contract or other obligation of that entity, we delivered limited guaranties in connection with the loans. Due to the limited guaranties, we assumed no liability for repayment of the loan indebtedness. However we are liable only as the result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants. In addition, we guaranteed the borrower's obligation to rebalance the loans upon breach of debt service coverage obligations.

        At December 31, 1999, approximately $25.6 million of our indebtedness bore interest at floating rates. We may incur indebtedness in the future that may also bear interest at a floating rate, or be fixed at some time in the future. Therefore, increases in prevailing interest rates could increase our interest payment obligations and could have an adverse effect on our business, financial condition and operating results. In addition, we have guaranteed mortgage and construction debt for the benefit of Tax Credit Affiliated Partnerships of up to approximately $25.7 million, including $23.9 million outstanding at December 31, 1999. As of February 29, 2000, we were able to obtain permanent financing of $5.4 million on a Tax Credit Affiliated Partnership and eliminate our guaranty of the loan indebtedness. Our guarantee of this debt effectively subjects us to risks normally associated with leverage, including:

        - the risk that Affiliated Partnerships will not be able to refinance this debt with permanent financing;

        -       an increased risk of partnership cash flow deficits; and

        - the risk that if the economic performance of any mortgaged asset declines, we will be obligated to make payments on the mortgage debt.

        These risks could adversely affect our operating results and financial condition. Because certain of the indebtedness that we guarantee bears interest at rates which fluctuate with certain prevailing interest rates, increases in such rates could increase our interest payment obligations and could have an adverse effect on our operating results and financial condition.

        With respect to other Tax Credit Affiliated Partnership loans totaling $9.0 million we are the general partner of the borrower limited partnerships, yet only have limited guaranty liability. Although a general partner is normally liable for the obligations of the limited partnership, these particular loans do not obligate us for repayment of the loan indebtedness. In this case, we are liable only for fraud or intentional misconduct, damage or destruction of the properties, environmental contamination, or interference with the lender's collection of rents.

        In addition, as of December 31, 1999, we are a party to long-term operating leases for certain of our Leased ALCs. These require minimum annual lease payments aggregating $31.7 million for December 31, 2000 and $32.1 million for December 31, 2001. These leases are non-cancelable, and typically have an initial term of 10 to 15 years.

        We also have entered into guarantees (the "Tax Credit Guarantees") which extend 15 years after project completion, relating to certain Apartment Group assets financed under the Federal Tax Credit Program with respect to

        -       lien free construction;

        -       operating deficits; and

        - obtaining and maintaining tax credit benefits to certain corporate investors (see "-- Tax Credit Apartment Properties"), the obligations under which, excluding potential penalties and interest factors, could amount to an approximate limit of $65.3 million as of December 31, 1999. There can be no assurance that we will be able to negotiate a settlement of these liabilities during the disposition of the properties at terms favorable to us.

GENERAL PARTNER LIABILITY AND STATUS

        We, directly or through our subsidiaries, are a general partner in 13 partnerships as of December 31, 1999. As a general partner we are liable for partnership obligations such as partnership indebtedness (which totaled approximately $104.1 million at December 31, 1999), potential liability for construction defects, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, whether we bear part or all of the cost, could materially adversely affect our operating results and financial condition.

        We manage each affiliated partnership property according to a written management contract. The managing general partner of the partnership may cancel some contracts with 30 or 60 days' notice. A majority in interest of limited partners in each partnership may take action on such matters as the removal of the general partners, the request for approval or disapproval of a sale of a property owned by a partnership, or other actions affecting the properties or the partnership. Where we are the general partner of the partnership, termination of the contracts generally would require removal of the Company as general partner by the vote of a majority of the holders of limited partner interests. We would lose management fees if those contracts were terminated.

        As guarantor for various obligations related to certain tax credit properties we have funded and expect to fund additional amounts in the future. See "-- Indebtedness, Lease and Other Obligations" and "Tax Credit Apartment Properties."

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYERS

        GeriCare was a former subsidiary of the Company that specialized in rehabilitative services, including speech, occupational and physical therapy. Although we disposed of GeriCare in 1998, revenue received or earned before it was disposed that directly or indirectly was billed to the Medicare program is subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings, audits and funding restrictions. All could potentially limit or reduce reimbursement levels for GeriCare's services.

        Medicare reimbursed GeriCare monthly for services provided on a cost basis, subject to certain adjustments. GeriCare submitted cost reports to the Health Care Financing Administration ("HCFA") on an annual basis and was subject to having amounts previously reimbursed adjusted retroactively. The result of a retroactive reimbursement would be either a requirement to repay the amount previously reimbursed or an adjustment downward in future reimbursements for services rendered, or both. We have submitted the required documents to HCFA for an audit that began in October 1999, and have prepared cost reports that were filed as of August 22, 1996 and thereafter. We have established an allowance for amounts that we reasonably believe may be adjusted by HCFA, but there can be no certainty that significant charges in addition to those provided for may be denied, which could materially adversely affect our results of operations.

YEAR 2000 COMPLIANCE

        Information with respect to this subject is incorporated by reference to the section entitled "Management's Discussion and Analysis".

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

        SSI Payments. A portion of our revenue comes from residents who receive SSI payments. During 1999 we had 4% of our residents that were on the SSI program. Revenue from these residents is generally lower than the amounts we receive from our other residents and could be subject to payment delay. We cannot assure that our percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited. In addition, if we were to become a provider of services under the Medicaid program, we would be subject to Medicaid regulations designed to limit fraud and abuse. Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

RISKS COMMON TO OUR ASSISTED LIVING OPERATIONS

        Staffing and Labor Costs. We compete with other providers of assisted living and senior housing to attract and retain qualified personnel. We also rely on the available labor pool of employees, and unemployment rates are very low in many areas where we operate. We make a genuine effort to remain competitive with other companies in our industry. Therefore, if it is necessary for us to increase pay and/or enhance benefits to maintain our competitive status in our industry, our labor costs could rise. We cannot provide assurance that if our labor costs do increase, they can be matched by corresponding increases in rental, assisted living or management revenue.

        Obtaining Residents and Maintaining Rates. As of December 31, 1999, the ALCs we owned or operated had a combined occupancy rate of 88.7%.
Newly-developed ALCs may take longer to lease up than anticipated, causing them to incur start-up losses for longer periods of time. We may revise our construction schedules in order to phase in start-up losses from newly-developed ALCs. Occupancy may drop in our existing ALCs, primarily due to:

        -       changes in the health of residents;

        - increased competition from other assisted living providers, particularly those offering newer ALCs;

        -       the reassessment of residents' physical and cognitive state; and

        -       changes in management and staffing.

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

        General Real Estate Risks. The performance of our ALCs is influenced by factors affecting real estate investments, including the general economic climate. Other real estate risks include:

        - an oversupply of, or a reduction in demand for, ALCs in a particular market;

        -       the attractiveness of properties to residents;

        - zoning, rent control, environmental quality regulations or other regulatory restrictions;

        -       competition from other forms of housing;

        -       our ability to provide adequate maintenance and insurance; and

        - our ability to control operating costs, including maintenance, insurance premiums and real estate taxes.

        At the time we acquire existing ALCs or open newly-developed ALCs, we prepare budgets for known or expected rehabilitation expenses. We may incur unknown or unforeseen rehabilitation or lease-up expenses. Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. If we fail to integrate or operate acquired or developed ALCs effectively, it may have a material adverse effect on our business, financial condition and operating results.

        In addition, we currently lease ALCs from only four health care REITs. The lease agreements with each REIT are interconnected in that we will not be entitled to exercise our right to renew one lease with a particular landlord without exercising our right to renew all other leases with that landlord. Also, leases with each landlord contain certain cross default provisions. Therefore, in order to exercise all lease renewal terms, we will be required to maintain and rehabilitate the Leased ALCs on a long-term basis. We anticipate that similar renewal and cross-default provisions will be included in leases with other health care REITs or landlords.

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

        Development and Construction Risks. As part of our business in 2000, we are completing the development of the new ALCs. See "Management's Discussion and Analysis of Financial Condition and Results of Operation." Our ability to achieve our development plans will depend upon a variety of factors, many of which are beyond our control. The successful development of these ALCs involves a number of risks, including the possibility that we may be delayed in or unable to obtain necessary occupancy, licensing and other required governmental permits and authorizations. We may change development schedules to meet staffing requirements and to allow a phase-in of start-up losses inherent in the marketing and lease-up of new ALCs. Certain construction risks are beyond our control, including strikes, bad weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost and timing of construction to exceed estimates. If we do not start or complete construction, or subcontractors or suppliers are not paid, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property under construction is subject to the risks of construction defects, cost overruns, bad weather conditions, the discovery of geological or environmental hazards on the property. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them, varies widely from state to state and community to community.

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

        Geographic Concentration. A substantial portion of our business and operations are conducted in California, where 39 of our ALCs in operation or under construction are located. The market value of these properties and the income generated from properties we manage or lease could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in the states, and by acts of nature. We cannot provide assurance that such geographic concentration will not have an adverse impact on our business, financial condition, operating results and prospects.

        Insurance. We believe that we maintain adequate insurance coverage, based on the nature and risks of our business, historical experience and industry standards. Our business entails an inherent risk of liability. In recent years, we and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories, which may involve large claims and significant legal costs. From time to time we are subject to such suits because of the nature of our business. We cannot assure that claims will not arise that exceed our insurance coverage or are not covered by it. A successful claim against us that is not covered by, or is in excess of, our insurance could have a material adverse effect on our financial condition, operating results or liquidity. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect on our ability to attract residents or expand our business and would consume considerable management time. We must renew our insurance policies annually and can provide no assurance that we will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms.

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

        In addition, we are the managing general partner and communities manager for Affiliated Partnerships owning or leasing 16 ALCs and various apartment communities. By serving in both capacities, we have conflicts of interest because of our duty to act in the best interests of the limited partners of those partnerships and our desire to maximize earnings for our stockholders in the operation of those ALCs and apartment communities.

TAX CREDIT APARTMENT PROPERTIES

        As part of our plan to dispose of the Apartment Group, we may be required to fund:

        - obligations under development deficit guarantees and operating deficit guarantees;

        - shortfalls in permanent loan financing to replace construction financing on projects where permanent financing has not been finalized; and

        - adjustments if sufficient projected tax credits are not generated in order to meet agreed-upon levels of tax credit benefits.

        We have funded shortfalls through December 31, 1999, and have a remaining provision of $5.3 million to fund estimated additional amounts due under such arrangements.

ITEM 2. PROPERTIES

        The following charts set forth the location, number of units, acquisition date and ownership for our communities as of December 31, 1999:


                                                                                       MONTH            PERCENT
            COMMUNITY                                      LOCATION      UNITS        ACQUIRED         OWNERSHIP(a)
            ---------                                      --------      -----        --------         ------------
            LEASED
            Amberwood ..............................          FL          183          Jun-96            100.0%
            Baypoint Village .......................          FL          231          Mar-96            100.0%
            Bayside Landing ........................          CA           76          Jun-98            100.0%
            Buena Vista Knolls .....................          CA           91          Feb-96            100.0%
            Canterbury Woods .......................          MA          130          Jun-98            100.0%
            Chateau San Juan .......................          CA          113          Dec-95            100.0%
            Collier Park ...........................          TX          159          Dec-96            100.0%
            Eastlake Terrace .......................          IN           93          Apr-97            100.0%
            El Camino Gardens ......................          CA          265          Jun-95            100.0%
            Hacienda de Monterey ...................          CA          180          Apr-94            100.0%

                                                                                       MONTH            PERCENT
            COMMUNITY                                      LOCATION      UNITS        ACQUIRED         OWNERSHIP(a)
            ---------                                      --------      -----        --------         ------------
            Hillsdale Manor(c) .....................          CA          128          Jul-98            100.0%
            Inn at Summit Ridge ....................          NV           72          Apr-97            100.0%
            Inn at Willow Glen(b) ..................          CA           83          Aug-96             52.3%
            Kinghaven Manor ........................          MI          143          Feb-95            100.0%
            Lakes ..................................          FL          154          Dec-98            100.0%
            Lodge of Montgomery ....................          OH          214          Jan-97            100.0%
            Mallard Cove ...........................          OH          119          Feb-95            100.0%
            Maria del Sol ..........................          CA          124          Oct-95            100.0%
            Northgate Park .........................          OH          124          Aug-96            100.0%
            Rancho Park Villa ......................          CA          164          Oct-95            100.0%
            Shorehaven Manor .......................          MI          120          Sep-96            100.0%
            Seville Terrace ........................          NV          125          Dec-99            100.0%
            Sunlake Terrace ........................          NV          121          Feb-98            100.0%
            Sutton Terrace .........................          NV          142          Dec-98            100.0%
            Tamalpais Creek ........................          CA          120          Oct-95            100.0%
            Tanglewood Trace .......................          IN          159          Jan-97            100.0%
            Villa Bonita ...........................          CA          130          Oct-95            100.0%
            Villa Encinitas ........................          CA          117          Jun-95            100.0%
            Villa at Palm Desert ...................          CA           77          Nov-95            100.0%
            Villa de Palma .........................          CA          110          May-95            100.0%
            Villa del Obispo .......................          CA           95          May-95            100.0%
            Villa del Rey ..........................          CA          102          Jun-95            100.0%
            Villa del Sol ..........................          CA           91          Jun-95            100.0%
            Vista del Rio ..........................          NM          148          Jun-97            100.0%
            Willow Glen Villa ......................          CA          187          May-98            100.0%
            Woodside Village of Columbus ...........          OH          154          Feb-96            100.0%
                                                                        -----
                      Total Leased .................                    4,844
                                                                        =====
            OWNED
            Acacia Villa(b) ........................          CA           65          Dec-95             89.5%
            Collwood Knolls(b) .....................          CA          113          Jan-96             95.5%
            Covell Gardens .........................          CA          155          Mar-97            100.0%
            Covina Villa(b) ........................          CA           63          Aug-96             52.3%
            Golden Creek Inn .......................          CA          123          Apr-98            100.0%
            Hillcrest Inn ..........................          CA          138          Apr-98            100.0%
            Montego Heights Lodge(b) ...............          CA          162          Aug-96             52.3%
            Retirement Inn of Daly City(b) .........          CA           94          Aug-96             52.3%
            Retirement Inn of Fullerton(b) .........          CA           67          Aug-96             52.3%
            Retirement Inn of Burlingame(b) ........          CA           67          Aug-96             52.3%
            Retirement Inn of Campbell(b) ..........          CA           71          Aug-96             52.3%
            Retirement Inn of Fremont(b) ...........          CA           69          Aug-96             52.3%
            Retirement Inn of Sunnyvale(b) .........          CA          123          Aug-96             52.3%
            Valley View Lodge(b) ...................          CA          124          Aug-96             52.3%
            Villa Colima(b) ........................          CA           93          Jun-96             60.5%
                                                                        -----
                      Total Owned ..................                    1,527
                                                                        -----
                      Total Leased and Owned .......                    6,371
                                                                        =====
            MANAGED
            Altenheim (e) ..........................          CA          136          Apr-98
            Berkshire(d) ...........................          CA           81          Nov-98
            Bradford Square ........................          CA           92          Dec-90
            Chandler Villas ........................          AZ          164          Sep-90
            Encino Hills Terrace(d) ................          CA           76          Nov-98
            Sterling Court .........................          CA          149          Apr-98
            Villa Las Posas ........................          CA          123          Dec-97
                                                                        -----
                      Total Managed ................                      821
                                                                        -----
                      Total ........................                    7,192
                                                                        =====


-------------------

(a) Represents percentage ownership of Leased ALCs and Owned ALCs through leasehold or fee ownership of the Company or an Affiliated Partnership.

(b) Community managed by us, owned or leased by Affiliated Partnership in which we have obtained a majority ownership interest.

(c) We also acquired 64 beds in a skilled nursing facility, which is managed by a third-party, as part of this ALC.

(d)     Properties are owned by our unconsolidated joint ventures.

(e) The management contract expired on December 31, 1999 and was not renewed.

        At December 31, 1999 we had the following projects under development and construction and anticipate that the schedule set forth below can be met, although there can be no assurance in this regard. Construction is subject to numerous risks which could cause delays or the abandonment of a project or projects. See "Risks Common to our Assisted Living Operations -- Development and Construction Risks."


                                                                              ANTICIPATED         ANTICIPATED
                                                          LOCATION            # OF UNITS          OPENING DATE
                                                          --------            ----------       -------------------
Lynnbrooke(a) ..................................          Irvine, CA              140          Second Quarter 2000
Bay Springs(a) .................................          Barrington, RI          126          Second Quarter 2000
Inn at Lakewood(a) .............................          Lakewood, CO            137          Third Quarter 2000
                                                                                -----
  Total units under development and construction                                  403
                                                                                =====

----------

(a) We will manage these properties for our unconsolidated joint ventures with Vintage/ABR.

ITEM 3. LEGAL PROCEEDINGS

        On June 15, 1999, six California limited partnerships of which the Company is the managing general partner and a majority limited partner - American Retirement Villas Properties II, American Retirement Villas Properties III, Casa Bonita Fullerton, Ltd., Collwood Knolls, L.P., and San Gabriel Retirement Villa, L.P. (the "ARV Partnerships")-filed an action in the Superior Court for the State of California, County of Orange, seeking a declaratory judgment and damages for breach of contract, promissory estoppel, fraud and negligent misrepresentation against PRN Mortgage Capital, L.L.C. and Red Mountain Funding, L.L. C. (the "Defendants").

        The parties are in the initial states of discovery. Defendants have not filed a counter-claim, but have threatened in verbal communications to seek payment by the ARV Partnerships of certain loan commitment fees allegedly owed to Defendants. The ARV Partnerships believe that they have substantial and meritorious defenses to the counter-claims threatened by Defendants.

        We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of our security holders during the fourth quarter of 1999.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        Our Common Stock is listed and traded on the American Stock Exchange under the symbol "SRS." Prior to October 13, 1997, our common stock was listed on the NASDAQ National Market ("NASDAQ") under the symbol "ARVI." The following table sets forth, for the periods indicated, the high and low closing prices for our Common Stock.


                                                                                     HIGH              LOW
                                                                                   --------          --------
Nine-Month Period Ended December 31, 1997
  First Quarter .........................            4/1/97  --   6/30/97          $  11.63          $   8.06
  Second Quarter ........................            7/1/97  --   9/30/97          $  12.75          $  10.25
  Third Quarter .........................           10/1/97  --  12/31/97          $  16.88          $  12.50
Year Ended December 31, 1998
  First Quarter .........................            1/1/98  --   3/31/98          $  16.13          $  12.88
  Second Quarter ........................            4/1/98  --   6/30/98          $  14.63          $  10.63
  Third Quarter .........................            7/1/98  --   9/30/98          $  12.31          $   6.38
  Fourth Quarter ........................           10/1/98  --  12/31/98          $   6.75          $   2.75
Year Ended December 31, 1999
  First Quarter .........................            1/1/99  --   3/31/99          $   6.25          $   3.94
  Second Quarter ........................            4/1/99  --   6/30/99          $   4.56          $   3.00
  Third Quarter .........................            7/1/99  --   9/30/99          $   4.06          $   2.44
  Fourth Quarter ........................           10/1/99  --  12/31/99          $   2.94          $   1.38

        We do not currently pay dividends on our Common Stock and do not anticipate paying dividends in the foreseeable future. It is the present policy of our Board of Directors to retain earnings, if any, to finance the expansion of our business.

VOLATILITY OF STOCK PRICE

        Sales of substantial amounts of shares of Common Stock in the public market or the perception that those sales could occur could adversely affect the market price of the Common Stock and our ability to raise additional funds in the future in the capital markets. The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares of the Common Stock, variations in our operating results, changes in our earnings estimates and/or securities analysts estimates, publicity regarding the industry or the Company and the adoption of new statutes or regulations (or changes in the interpretation of existing statutes or regulations) affecting the health care or real estate industries in general or the assisted living industry in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the shares of Common Stock.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS; ANTI-TAKEOVER MEASURES

        As of December 31, 1999, our Directors and executive officers and their affiliates beneficially own approximately 48.8% of our outstanding shares of Common Stock (exclusive of unexercised options to purchase shares of Common Stock). As a result, these stockholders, acting together, would be able to significantly influence many matters requiring approval by our stockholders, including the election of Directors. Our articles of incorporation provide for authorized but unissued preferred stock, the terms of which may be fixed by our Board of Directors. As a result of Delaware General Corporation Law relating to the number of holders of Common Stock, our Board of Directors are classified and the holders of Common Stock are not permitted to cumulate votes. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

        In May 1998, we adopted a stockholders rights plan, under Delaware law, under which we declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of our common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or, in the case of LFREI, 50% or more of our stock or announces a tender offer for 10% or, in the case of LFREI, 50% or more of the common stock. When exercisable, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of our common shares having a market value at the time of twice the Right's exercisable price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right's then-current exercise price, a number of our common shares having a market value at that time of twice the Right's exercise price.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data has been derived from our audited consolidated financial statements as of December 31, 1999, and December 31, 1998, and the years then ended; December 31, 1997, and the nine-month period then ended; and for each of the two fiscal years ended March 31, 1997. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K -- Financial Statements," along with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                  NINE-MONTH          FISCAL YEAR ENDED
                                                  YEAR ENDED       YEAR ENDED     PERIOD ENDED             MARCH 31,
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     ------------------------
                                                     1999             1998            1997            1997           1996
                                                  ------------    ------------    ------------     ---------      ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
Revenue:
  Assisted living community revenue .........      $ 137,176       $ 127,309       $  76,887       $  73,770      $  25,479
  Management fees ...........................          1,003           1,116             388           1,141          2,536
                                                   ---------       ---------       ---------       ---------      ---------
        Total revenue .......................        138,179         128,425          77,275          74,911         28,015
                                                   ---------       ---------       ---------       ---------      ---------
Operating expenses:
  Assisted living community operating expense         87,665          81,487          49,411          45,595         16,395
  Assisted living community lease expense ...         32,239          26,628          15,773          12,872          6,644
  General and administrative ................         13,965          27,181          17,595           9,097          7,705
  Impairment loss ...........................         16,368          22,728              --              --             --
  Depreciation and amortization .............          8,531           9,561           4,896           4,366          1,031
                                                   ---------       ---------       ---------       ---------      ---------
        Total operating expenses ............        158,768         167,585          87,675          71,930         31,775
                                                   ---------       ---------       ---------       ---------      ---------
        Income (loss) from operations .......        (20,589)        (39,160)        (10,400)          2,981         (3,760)
                                                   ---------       ---------       ---------       ---------      ---------
Other income (expense):
  Interest income ...........................          1,027           2,276           1,821           1,668          1,071

  Other income, net .........................            376             198             321           1,402          2,203
  Gain (loss) on sale .......................             --            (674)          5,511              --             --
  Interest expense ..........................         (8,933)         (7,728)         (4,568)         (5,470)        (1,362)
  Litigation judgment .......................         (4,368)             --              --              --             --
                                                   ---------       ---------       ---------       ---------      ---------
        Total other income (expense) ........        (11,898)         (5,928)          3,085          (2,400)         1,912
                                                   ---------       ---------       ---------       ---------      ---------
  Income (loss) from continuing operations
    before income taxes .....................        (32,487)        (45,088)         (7,315)            581         (1,848)
  Income tax expense (benefit) ..............             35              54             484             297            233
                                                   ---------       ---------       ---------       ---------      ---------
  Income (loss) from continuing operations
    before minority interest in Income of
    majority owned entities, discontinued
    operations and Extraordinary item .......        (32,522)        (45,142)         (7,799)            284         (2,081)
Minority interest in income of majority
    owned entities ..........................            903             839             773             783             --
                                                   ---------       ---------       ---------       ---------      ---------
Loss from continuing operations .............        (33,425)        (45,981)         (8,572)           (499)        (2,081)
  Income (loss) from discontinued operations,
    net of income tax .......................             --              --         (13,563)           (889)         1,116
  Early extinguishment of debt, net of
    income tax ..............................          7,020              --              --            (386)            --
                                                   ---------       ---------       ---------       ---------      ---------
   Loss from continuing operations before
    change  in accounting principle .........        (26,405)        (45,981)        (22,135)         (1,774)          (965)
      Cumulative effect of  change in
           accounting principle, net of tax .          1,260
        Net loss ............................        (27,665)        (45,981)        (22,135)         (1,774)          (965)
Preferred dividends declared ................             --              --              --              --            351
                                                   ---------       ---------       ---------       ---------      ---------
Net loss available for common shares(1) .....      $ (27,665)      $ (45,981)      $ (22,135)      $  (1,774)     $  (1,316)
                                                   =========       =========       =========       =========      =========
Basic and diluted loss per common share:
  Loss from continuing operations ...........      $   (2.09)      $   (2.90)      $   (0.77)      $    (.05)     $    (.39)
  Income (loss) from discontinued operations              --              --           (1.21)           (.10)           .18
  Gain (loss)  from extraordinary item ......           0.44              --              --            (.04)            --
  Loss from cumulative effect of change in
    accounting principle, net of tax ........           (.08)             --              --              --             --
                                                   ---------       ---------       ---------       ---------      ---------
        Net loss ............................      $   (1.73)      $   (2.90)      $   (1.98)      $    (.19)     $    (.21)
                                                   =========       =========       =========       =========      =========
Weighted average common
    shares outstanding(1) ...................         15,968          15,866          11,171           9,400          6,246
                                                   =========       =========       =========       =========      =========


                                                                    DECEMBER 31,                             MARCH 31,
                                                     ---------------------------------------         -----------------------
                                                      1999            1998             1997            1997            1996
                                                     -------         -------         -------         -------          ------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Selected Operating Data:
Assisted living units owned or leased
    (end of period) .........................          6,371           7,038           5,880           5,599           3,277
Assisted living units managed
    (end of period) .........................            821             906             379             256           1,289
Weighted average occupancy of assisted living
    units (end of year) .....................             85%             84%             84%             87%             90%
Balance Sheet Data:
Working capital (deficit) ...................       $  6,870        $ 11,691        $ 75,279        $ 12,947        $ 10,014
    Total assets ............................        173,287         205,457         233,085         161,947          77,403
Long-term notes payable, excluding current
    portion .................................        114,369          88,175          81,560          90,481          24,814
Series A Preferred Stock, convertible
    and Redeemable ..........................             --              --              --              --           2,358
    Total stockholders' equity (deficit) ....         39,124          65,687         111,435          51,374          39,947


---------------------

(1) Net loss available for common shares reflects the effect of preferred stock dividends. Weighted average common shares outstanding give effect to the 1 for 3.04 reverse stock split which occurred upon the completion of the Initial Public Offering.

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

OVERVIEW

        We are a leading national provider of assisted and independent living services for the elderly. As of December 31, 1999, we operated 58 ALCs containing 7,192 units, including 36 Leased ALCs, 15 Owned ALCs and 7 Managed ALCs. Additionally, we are in various stages of construction and development on 3 ALCs with an anticipated total of 403 units.

        Since commencing operation of ALCs for our own account in April 1994, we embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. We focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they "age in place." During 1998, we acquired interests in 11 ALCs and one skilled nursing facility from Hillsdale Group, LP and their affiliates, and opened five newly constructed ALCs. As of December 31, 1999, a substantial portion of our business and operations are conducted in California, where 39 of the 58 ALCs we operated were located. We intend to continue to make the western United States the primary focus of our clustering strategy. However, we intend to reduce our prior growth rate in order to focus greater attention and resources on enhancing the profitability of our existing core operations and on leasing up new developments at a faster rate. In addition we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives. Therefore in March 1999 we completed the sale of three ALCs and in June we completed the sale of one ALC. In October 1999 we completed the sale of one ALC and two of the five land sites held for sale. In December 1999, we received letters of intent to purchase twelve of the leased ALCs outside of the western United States. This was in addition to the five owned ALCs and five land sites previously held for sale in 1998.

        In March 1999, ARVP II obtained financing and, through its wholly owned subsidiary ARVP II, LLC, purchased the landlord's interest in four previously leased ALCs for approximately $14.3 million. On March 26, 1999, Douglas M. Pasquale, our President and Chief Operating Officer, was named our Chief Executive Officer, and on March 30, 1999, Abdo H. Khoury, our Vice President of Asset Strategy and Treasurer, was promoted to Senior Vice President and Chief Financial Officer. Effective December 22, 1999 Douglas M. Pasquale was named Chairman of our Board of Directors.

        On June 28, 1999, we refinanced 11 properties held by various partnerships that had under-leveraged assets through Banc One. As the general partner of the partnerships we distributed most of the contributed capital from the refinancing to the limited partners and enhanced our liquidity position in the partnerships. The term of the loans is two years with a lender optional 10-year extension and a 25-year amortization schedule for repayment of principal, fixed interest of 9.15% and a 2% structuring fee for Banc One that is amortized over two years

        In our fiscal year ended December 31, 1999, we began retiring portions of our 6 3/4% convertible subordinated debt from time to time. During that fiscal year, we issued a total of 799,566 shares of our common stock and paid a total of $1.0 million to some of our bondholders in exchange for a total of $9.2 million principal amount of the subordinated notes due 2006 that were held by those bondholders. These transactions resulted in an extraordinary gain of $6.8 million net of tax as of our fiscal year ended December 31, 1999. During the current fiscal year, we have issued a total of 781,025 share of our common stock and paid a total of $0.9 million to additional bondholders in exchange for a total of $7.8 million additional principal amount of the subordinated notes held by those bondholders. These additional transactions resulted in an extraordinary gain of $5.6 million net of tax as of March 21, 2000. Through these transactions, we have retired a total of $17.1 million of our public debt resulting in extraordinary gains of $12.4 million to date.

        Newly opened ALCs are expected to incur operating losses until sufficient occupancy levels and operating efficiencies are achieved. Based upon recent experience, we believe that a typical community will achieve its targeted occupancy levels 18-24 months from the commencement of operations. Accordingly, we will require substantial amounts of liquidity to maintain the operations of newly opened ALCs. If sufficient occupancy levels are not achieved within reasonable periods, our results of operations, financial position and liquidity could be materially and adversely impacted.


THE YEAR ENDED DECEMBER 31, 1999 COMPARED WITH DECEMBER 31, 1998

        The following table sets forth a comparison of the year ended December 31, 1999 and the year ended December 31, 1998.


                                                                       FOR THE            FOR THE
                                                                      YEAR ENDED         YEAR ENDED
                                                                      DECEMBER 31,       DECEMBER 31,       INCREASE/
                                                                         1999               1998            (DECREASE)
                                                                      ------------       ------------       ----------
                                                                                 (DOLLARS IN MILLIONS)
               Revenue:
                 Assisted living community revenue .........            $137.2             $127.3                7.8%
                 Management fees from affiliates and others                1.0                1.1              (10.1)%
                                                                        ------             ------
                         Total revenue .....................             138.2              128.4                7.6%
                                                                        ------             ------
               Operating expenses:
                 Assisted living community operating expense              87.7               81.5                7.6%
                 Assisted living community lease expense ...              32.2               26.6               21.1%
                 General and administrative ................              14.0               27.2              (48.6)%
                 Impairment loss ...........................              16.4               22.7              (28.0)%
                 Depreciation and amortization .............               8.5                9.6              (10.8)%
                                                                        ------             ------
                         Total operating expenses ..........             158.8              167.6               (5.3)%
                                                                        ------             ------
               Loss from operations ........................             (20.6)             (39.2)             (47.4)%
                                                                        ------             ------
               Other income (expense):
                 Interest income ...........................               1.0                2.3              (54.9)%
                 Other income, net .........................               0.4                0.2               58.0%
                 Gain (loss) on sale .......................                --               (0.7)            (100.0)%
                 Interest expense ..........................              (8.9)              (7.7)              15.6%
                 Litigation judgment .......................              (4.4)                --              100.0%
                                                                        ------             ------
                         Total other income (expense) ......             (11.9)              (5.9)             102.1%
                                                                        ------             ------

               Loss from continuing operations before
               income taxes, minority interest in income
               of majority owned entities, extraordinary
               items, discontinued operations and change
               in accounting principle .....................             (32.5)             (45.1)             (27.9)%
               Income tax expense ..........................                --                0.1               35.2%
                                                                        ------             ------
               Loss from continuing operations before
                 minority interest in income of majority
                 owned entities, extraordinary items,
                 discontinued operations and change in
                 accounting principle ......................             (32.5)             (45.2)             (27.9)%
               Minority interest in income of majority
                 owned entities ............................               0.9                0.8                7.6%
                                                                        ------             ------
               Loss from continuing operations before
                 extraordinary item, discontinued
                 operations and change in
                 accounting principle ......................             (33.4)             (46.0)             (27.2)%
               Extraordinary gain  from early
                 extinguishment of debt ....................               7.0                 --              100.0%
                                                                        ------             ------
               Loss before cumulative effect of
                 acctg. change .............................             (26.4)             (46.0)             (42.5)%
               Cumulative effect of acctg. change ..........              (1.3)                --              100.0%
                                                                        ------             ------
                    Net loss ...............................            $(27.7)            $(46.0)             (39.8)%
                                                                        ======             ======

        The increase of $9.9 million in assisted living community revenue is attributable to:

        - the acquisition of seven ALCs during the second and third quarters of 1998, offset somewhat by the sale of three communities in March 1999, the sale of one ALC in June 1999 and the sale of one ALC in October 1999;

        - the five ALCs opened in the latter part of 1998 were generating revenues though still in a "lease up" stage with occupancies in the 50% range during 1999;

        - the increase in average occupancy for same store ALCs to 86.7% for 1999 as compared with 85.7% for 1998;

        - the increase in assisted living penetration to 45.6% for 1999 as compared with 43.5% for 1998; and

        - the increase in average rate per occupied unit to $2,070 for 1999 as compared with $1,828 for 1998.

        Management fees from affiliates and others decreased $0.1 million due to:

        - the number of management contracts decreased to seven in 1999 from eight in 1998.

        Assisted living community operating expense increased $6.2 million due to:

        - the acquisition of seven ALCs during the second and third quarters of 1998, offset somewhat by the sale of three communities in March 1999, the sale of one ALC in June 1999 and the sale of one ALC in October 1999;

        - the five newly opened ALCs in 1998 have full year expenses in 1999 compared to a partial year in 1998;

        -       the opening of one ALC in November 1999;

        - staffing requirements related to increased assisted living services provided; and

        -       increased wages of staff.

        The increase in assisted living community lease expense of $5.6 million is primarily due to:

        - the acquisition of two leased ALCs during the second and third quarters of 1998, offset somewhat by the acquisition of four previously leased communities; and

        - the opening of five ALCs during the latter half of 1998 which incurred only a partial year of lease expense while 1999 has the full year.

        General and administrative expenses decreased $13.2 million due to the following:

        - expenses incurred in connection with the lawsuits with Kapson, Atria and LFREI and Emeritus were substantially less in 1999 Year than 1998 Year as we settled the lawsuits in the middle of 1999;

        - in 1999 Year there were substantially less severance payments related to changes in management personnel than experienced in 1998 Year;

        - in 1999 Year there were no investment banking fees, compared to $1.7 million in 1998; and

        - in 1999 Year we made substantial reductions in staffing under the new management team.

        The impairment loss in 1998 Year was due to:

        - a $19.0 million write-down of five existing ALCs and five land sites held for sale that had carrying values in excess of fair market value; and

        - a $3.7 million impairment loss on existing ALCs which had projected future cash flows that were less than carrying value of the assets.

        While the impairment loss in 1999 Year was due to:

        - an $8.6 million impairment loss which represents a write down of the carrying values in excess of fair market value of the property held for sale; and

        - a $7.7 million write off for Rossmore House which included $3.1 million and $4.6 million for reduction in carrying value.

        Depreciation and amortization expenses decreased due to sale of ALCs during 1999.

        Interest income decreased due to lower average cash balances carried by us during 1999 as compared to 1998.

        Interest expense increased $1.2 million due to:

        - decrease for interest rate lock and commitment fees incurred in connection with the failed refinance of the majority owned entities during 1998; offset by

        - increase due to additional debt incurred in connection with acquiring four ALCs in the first quarter of 1999;

        - increase due to partial versus full year of interest expenses for the ALCs acquired in 1998; and

        -       increase due to refinancing 11 owned properties in June 1999.

        Minority interest in income of majority owned entities decreased due to:

        - interest expense for the four acquired ALCs which were previously leased;

        -       interest expense for the 9 refinanced properties; and offset by

        - no interest rate lock or commitment fees paid as were paid in 1998.

        Loss from discontinued operations decreased as all expected future operating costs for our discontinued operations were recorded in the 1997 Period. No additional costs have been incurred during the 1999 or 1998 year.

THE FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997

        The following table sets forth a comparison of the fiscal year ended December 31, 1998 ( the "1998 Year") compared to the nine-month period ended December 31, 1997 (the "1997 Period") .

                                                                                                  FOR THE
                                                                               FOR THE           NINE-MONTH
                                                                              YEAR ENDED        PERIOD ENDED
                                                                              DECEMBER 31,       DECEMBER 31,         INCREASE/
                                                                                  1998               1997            (DECREASE)
                                                                              ------------      -------------        ----------
                                                                                           (DOLLARS IN MILLIONS)
               Revenue:
                 Assisted living community revenue ..................            $127.3             $ 76.9               65.8%
                 Management fees from affiliates and others .........               1.1                0.4              187.6%
                                                                                 ------             ------             ------
                         Total revenue ..............................             128.4               77.3               66.4%
                                                                                 ------             ------             ------
               Operating expenses:
                 Assisted living community operating expense ........              81.5               49.4               64.4%
                 Assisted living community lease expense ............              26.6               15.8               68.8%
                 General and administrative .........................              27.2               17.6               53.8%
                 Impairment loss ....................................              22.7                 --              100.0%
                 Depreciation and amortization ......................               9.6                4.9               95.3%
                                                                                 ------             ------             ------
                         Total operating expenses ...................             167.6               87.7               90.7%
                                                                                 ------             ------             ------
               Loss from operations .................................             (39.2)             (10.4)             271.8%
                                                                                 ------             ------             ------
               Other income (expense):
                 Interest income ....................................               2.3                1.8               27.8%
                 Other income, net ..................................               0.2                0.3              (28.7)%
                 Gain (loss) on sale ................................              (0.7)               5.5             (112.2)%
                 Interest expense ...................................              (7.7)              (4.5)              74.2%
                                                                                 ------             ------             ------
                         Total other income (expense) ...............              (5.9)               3.1             (308.3)%
                                                                                 ------             ------             ------
               Loss from continuing operations before income taxes ..             (45.1)              (7.3)             516.4%
               Income tax expense ...................................               0.1                0.5              (88.8)%
                                                                                 ------             ------             ------
               Loss from continuing operations before minority
                 interest in income of majority owned entities
                 and discontinued
                 operations .........................................             (45.2)              (7.8)             478.8%
               Minority interest in income of majority owned entities               0.8                0.8                8.5%
                                                                                 ------             ------             ------
               Loss from continuing operations ......................             (46.0)              (8.6)             436.4%
               Loss from operations of discontinued operations ......                --              (13.5)            (100.0)%
                                                                                 ------             ------             ------
                    Net loss ........................................            $(46.0)            $(22.1)             107.7%
                                                                                 ======             ======             ======


        The increase in assisted living community revenue is attributable to:

        - the 1998 Year having 12 months as compared to 9 months in the 1997 Period;

        -       the acquisition of seven Owned and Leased ALCs during the 1998
                Year;

        -       the opening of five Leased ALCs during the 1998 Year;

        - the increase in average occupancy for all of our Owned and Leased ALCs to 85.7% for the 1998 Year as compared with 83.8% for the 1997 Period;

        - the increase in assisted living penetration to 43.5% for the 1998 Year as compared with 37.8% for the 1997 Period; and

        - the increase in average rate per occupied unit to $1,828 for the 1998 Year as compared with $1,679 for the 1997 Period.

        Management fees from affiliates and others increased due to:

        -       1998 having 12 months as compared to 9 months in the 1997
                Period; and

        - the increased number of management contracts to seven in the 1998 Year from three in the 1997 Period.

        Assisted living community operating expense increased due to:

        - the 1998 Year having 12 months as compared to 9 months in the 1997 Period;

        -       the acquisition of seven Owned and Leased ALCs during 1998;

        -       the opening of five Leased ALCs during 1998;

        - staffing requirements related to increased assisted living services provided; and

        -       increased wages of staff.

        The increase in assisted living community lease expense is primarily due to:

        - the 1998 Year having 12 months as compared to 9 months in the 1997 Period; and

        - the acquisition of two Leased ALCs and the opening of five Leased ALCs during the 1998 Year.

        General and administrative expenses increased due to the following:

        - the 1998 Year having 12 months as compared to 9 months in the 1997 Period;

        - expenses incurred in connection with the lawsuits with Kapson, Atria and LFREI;

        - severance payments related to our changes in management personnel;

        -       investment banking fees; and

        - additional staffing necessary to accommodate the increased operations during the 1998 Year.

        Depreciation and amortization expenses increased due to:

        - the 1998 Year having 12 months as compared to 9 months in the 1997 Period; and

        -       the acquisition of seven Owned and Leased ALCs during the 1998
                Year.

        Interest income increased due to 12 months included in the 1998 Year as compared to 9 months in the 1997 Period, offset by, lower average cash balances carried by us during the 1998 Year as compared to the 1997 Period.

        Other income remained constant for the 1998 Year as compared to the 1997 Period.

        The impairment loss is due to:

        - a $19.0 million write-down of five existing ALCs and five land sites held for sale that had carrying values in excess of fair market value; and

        - a $3.7 million impairment loss on existing ALCs which had projected future cash flows that were less than carrying value of the assets.

        Interest expense increased due to:

        - additional debt assumed in connection with the acquisition of two Owned ALCs during the 1998 Year; and

        - $1.5 million of interest rate lock and commitment fees incurred in connection with the failed refinance of the majority owned entities during the 1998 Year.

        Minority interest in income of majority owned entities increased due to:

        - the 1998 Year having 12 months as compared to 9 months in the 1997 Period;

        - in the 1997 Period we allocated losses from a limited liability corporation ("LLC") to the minority owner. We sold our interest in the LLC in December 1997; offset by:

        - interest rate lock and commitment fees paid by the majority owned entities during the 1998 Year.

        Loss from discontinued operations decreased as all expected future operating costs for our discontinued operations were recorded in the 1997 Period. No additional costs have been incurred during the 1998 Year.


LIQUIDITY AND CAPITAL RESOURCES

        Our unrestricted cash and cash equivalents balances were $14.6 million and $11.9 million at December 31, 1999 and 1998, respectively.

        Working capital decreased to $10.1 million as of December 31, 1999 compared to working capital of $11.7 million at December 31, 1998, resulting primarily from loss from operations.

        During 1999 cash used in continuing operations was $10.1 million compared to $9.5 million during the 1998 Year and $3.1 million in the 1997 Period.

        The cash used in operating activities during 1999 was a result of:

        -       our net loss of $27.7 million; offset by:

        - $0.6 million of cash provided by operating activities of discontinued operations;

        -       non-cash charges of:

                -- $16.4 million loss recorded for impairment of long-lived assets;

                --      $8.5 million of depreciation and amortization expense;

                -- $0.9 million of minority interest in income of majority owned entities;

                -- $7.0 million for gain on extraordinary item on early extinguishment of debt;

                _       $2.6 million increase in net liabilities;

                _ $1.3 million for the cumulative effect of the change in accounting principle.

        The cash used in operating activities during the 1998 Year was a result of:

        -       our net loss of $46.0 million;

        - $3.4 million of cash used in operating activities of discontinued operations; offset by:

        -       non-cash charges of:

                -- $22.7 million loss recorded for impairment of long-lived assets;

                --      $9.6 million of depreciation and amortization expense;

                -- $0.8 million of minority interest in income of majority owned entities;

                -- $0.7 million of losses recorded on properties sold to our development joint ventures;

                --      $0.6 million of provisions for doubtful accounts.

                --      $2.0 million increase in net liabilities.

        The cash used in operating activities during the 1997 Period was a result of:

        -       our net loss of $22.1 million;

        - $4.3 million of cash used in operating activities of discontinued operation;

        - $5.5 million of non-cash gain from the sale of our 50% interest in two LLCs; offset by:

        -       non-cash charges of:

                --      $13.6 million loss related to discontinued operations;

                --      $4.9 million of depreciation and amortization expense;

                -- $0.8 million of minority interest in income of majority owned entities;

                --      $0.6 million of provisions for doubtful accounts.

        -       $4.6 million increase in net liabilities.

        In 1999 cash provided by investing activities was $10.1 million as compared to $78.1 million of cash used in 1998 and $11.8 million provided by the 1997 Period.

        The cash provided by investing activities during 1999 was a result of:

        -       $ 39.7 million proceeds for sale of ALCs, net of cost; offset by:

        -       $14.7 million for purchase of previously leased ALCs;

        -       $7.4 million for purchase of property, furniture and equipment;

        -       $6.4 million increase in security deposit on leased properties;
                and

        -       $1.3 million for the contribution into the joint venture.

        The cash used in investing activities during the 1998 Year was a result of:

        - $71.7 million related to the acquisition of five Owned ALCs, two Leased ALCs and four management contracts;

        -       $12.3 million of purchases of property, furniture and equipment;

        - $1.3 million of payments to increase cash security deposits on our leased ALCs;

        - $0.7 million for costs associated with development properties, investments in joint ventures and a deposit related to the purchase of additional ALCs; offset by:

        - $7.2 million of net proceeds received from the sale of two Owned ALCs and two land sites to our development joint ventures; and

        - $0.7 million distribution received from our investment in Senior Income Fund LP.

        The cash provided by investing activities during the 1997 Period was a result of:

        -       $24.2 million from the sale of our 50% interests in two LLCs;

        - $3.6 million distributions received from our investment in Senior Income Fund LP;

        - $1.9 million of proceeds from the sale and leaseback of communities;

        - $1.7 million release of restricted cash as collateral for letters of credit pledged as security deposits of Leased ALCs; offset by:

        -       $18.6 million of purchases of property, furniture and equipment;

        -       $0.5 million for the purchase of units in Senior Income Fund LP;

        - $0.3 million of payments to increase cash security deposits on our leased ALCs; and

        -       $0.1 million for costs associated with development properties;

        In 1999 the cash provided by financing activities was $2.1 million as compared to $0.2 million for 1998 and $82.6 million during the 1997 Period.

        The cash provided by financing activities during 1999 was a result of:

        -       $41.8 million refinancing proceeds;

        - $14.7 million of borrowing under note payables for purchase of previously leased ALCs;

        -       $2.6 million of borrowing under note payables; offset by:

        -       $45.2 million of repayments of notes payable;

        - $9.0 million of distributions paid to our minority partners in certain majority owned entities; and

        -       $1.8 million of loan fees.

        The cash provided by financing activities during 1998 was a result of:

        -       $4.4 million additional draw on a note payable;

        - $0.2 million of proceeds received from issuance of common stock; offset by:

        - $2.6 million for issuance costs associated with our conversion of the Prometheus Notes;

        - $0.8 million of distributions paid to our minority partners in certain majority owned entities;

        -       $0.7 million of repayments of notes payable;

        -       $0.3 million of payments for loan and line of credit fees.

        The cash provided by financing activities during the 1997 Period was a result of:

        -       $60.0 million proceeds from the issuance of the Prometheus
                Notes;

        - $24.8 million of proceeds received from issuance of common stock, net of issuance costs; offset by:

        -       $1.5 million of repayments of notes payable; and

        - $0.7 million of distributions paid from our majority owned entities.

On September 10, 1996, we obtained a $10 million revolving line of credit with Imperial Bank to be used for acquisition, development, the provision of letters of credit and general corporate purposes. On November 10, 1998, Imperial amended the line of credit agreement to require that we provide collateral for outstanding standby letter of credit obligations. As of December 31, 1999 we no longer had any credit facility and had fully collateralized our outstanding standby letter of credit with cash.

        We believe that our existing liquidity, ability to sell ALCs and land sites which do not meet our financial objectives or geographic strategy, and ability to refinance certain Owned ALCs and investments will provide adequate resources to meet our current operating and investing needs and support our current growth plans for the next 12 months. We do not currently generate sufficient cash from operations to fund recurring working capital requirements. We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our growth strategy, including the acquisition and development of ALCs as well as other capital expenditures and to provide additional funds to meet increased working capital requirements.


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


YEAR 2000

Our Year 2000 program, implemented worldwide under the direction of our senior management, was completed on schedule. We did not experience any significant operational issues nor did our residents experience any problems at our ALCs. The total cost of our Year 2000 program is approximately $2.0 million. We are not aware of any obligations related to damages resulting from Year 2000 issues. We do not believe that any such obligations that may arise in the future will have a material effect on our business, results of operations, financial position or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

        For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $256,000.

        The table below details the principal amount and the average interest rates of notes payable in each category based upon the expected maturity dates. The fair value estimates for notes payable are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of re-pricing of this debt. Our fixed rate debt consists of convertible subordinated notes payable and mortgage payables. The fixed rate debt bears interest at rates that approximate current market value except for the convertible subordinated debt which bears interest at 6.75%.



                             EXPECTED MATURITY DATA


                                                                                                                          FAIR
                                2000         2001         2002        2003         2004      THEREAFTER      TOTAL        VALUE
                              -------      -------      -------      -------      -------    ----------     -------      -------
Fixed rate debt .......       $   750      $47,158      $    --      $    --      $    --      $48,257      $96,165      $96,165
Average interest rate .          9.15%        9.15%                                               6.75%
Variable rate debt ....       $   612      $   625      $19,864      $   233      $ 4,233      $    --      $25,567      $25,567
Average interest rate .          8.61%        8.66%        8.72%        8.32%        8.05%

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of the report:

        (1) Financial Statements. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:


                                                                                      PAGE
                                                                                      ----
                Independent Auditors' Report ......................................    F-1
                Consolidated Balance Sheets .......................................    F-2
                Consolidated Statements of Operations .............................    F-3
                Consolidated Statements of Stockholders' Equity ...................    F-4
                Consolidated Statements of Cash Flows .............................    F-5
                Notes to Consolidated Financial Statements ........................    F-7

        (2) Financial Statement Schedules. Schedule II-Valuation and Qualifying Accounts. Other Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K. None.


(c) Exhibits: The following exhibits are filed as part of, or incorporated by reference into this report on Form 10-K:


     EXHIBIT
      NUMBER          DESCRIPTION
      ------          -----------
        23            Consent of KPMG LLP.

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

Date: March 30, 2000

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


                      SIGNATURE                                      TITLE                                     DATE
                      ---------                                      -----                                     ----
       /s/       DOUGLAS M. PASQUALE                President and Chief Executive Officer                 March 30, 2000
-----------------------------------------------     (Principal Executive Officer)
                 Douglas M. Pasquale

       /s/         ABDO H. KHOURY                    Senior Vice President and Chief Financial Officer    March 30, 2000
-----------------------------------------------      (Principal Financial & Accounting Officer)
                   Abdo H. Khoury

       /s/          JOHN A. MOORE                    Director                                             March 30, 2000
-----------------------------------------------
                    John A. Moore

       /s/        DAVID P. COLLINS                   Director                                             March 30, 2000
-----------------------------------------------
                  David P. Collins

       /s/        MAURICE J. DEWALD                  Director                                             March 30, 2000
-----------------------------------------------
                  Maurice J. DeWald

       /s/        JEFFREY KOBLENTZ                   Director                                             March 30, 2000
-----------------------------------------------
                  Jeffery Koblentz

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
ARV Assisted Living, Inc.:

      We have audited the accompanying consolidated balance sheets of ARV Assisted Living, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999, and the nine-month period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule described in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARV Assisted Living, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, and the nine-month period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ KPMG LLP

Orange County, California
March 2, 2000

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                     ASSETS



                                                                      1999              1998
                                                                    ---------         ---------
Current assets:
  Cash and cash equivalents ................................        $  14,570         $  11,885
  Accounts receivable and amounts due from affiliates ......            2,165             1,469
  Prepaids and other current assets ........................            2,772             5,231
  Properties held for sale, net ............................            4,301            35,211
                                                                    ---------         ---------
          Total current assets .............................           23,808            53,796
Property, furniture and equipment ..........................          102,185           105,636
Goodwill, net ..............................................           19,430            23,169
Operating lease security deposits ..........................           12,164             5,764
Other non-current assets ...................................           15,700            17,092
                                                                    ---------         ---------
                                                                    $ 173,287         $ 205,457
                                                                    =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................        $   1,503         $   5,220
  Accrued liabilities ......................................           10,270            11,644
  Notes payable, current portion ...........................            1,363            21,669
  Accrued interest payable .................................            1,292             1,677
  Net current liabilities from discontinued operations .....            2,510             1,895
                                                                    ---------         ---------
          Total current liabilities ........................           16,938            42,105
Notes payable, less current portion ........................          114,369            88,175
Lease liabilities ..........................................            1,922             1,326
Other non-current liabilities ..............................              934               974
                                                                    ---------         ---------
                                                                      134,163           132,580
                                                                    ---------         ---------

Minority interest in majority owned entities ...............               --             7,190

Stockholders' equity:
Series A Preferred stock, convertible and redeemable; 2,000
  shares authorized, none issued or outstanding at December
  31, 1999 and 1998 ........................................               --                --
  Preferred stock, no par value. 8,000 shares authorized,
     none issued and outstanding ...........................               --                --
  Common stock, .$0.01 par value. Authorized 100,000 shares;
     16,679 and 15,873 shares issued and outstanding at
     December 31, 1999 and 1998, respectively ..............          144,280           143,178
  Accumulated deficit ......................................         (105,156)          (77,491)
                                                                    ---------         ---------
          Total stockholders' equity .......................           39,124            65,687
                                                                    ---------         ---------

Commitments and contingent liabilities                              $ 173,287         $ 205,457
                                                                    =========         =========



          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE NINE-MONTH
                         PERIOD ENDED DECEMBER 31, 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                                       Nine-Month
                                                                                   Year Ended        Year Ended        Period Ended
                                                                                   December 31,      December 31,      December 31,
                                                                                      1999              1998               1997
                                                                                   ------------      ------------      ------------
Revenue:
  Assisted living community revenue:
     Rental revenue ........................................................       $ 110,980        $ 103,402        $  64,411
     Assisted living and other services ....................................          26,196           23,907           12,476
     Management fees .......................................................           1,003            1,116              388
                                                                                   ---------        ---------        ---------
          Total revenue ....................................................         138,179          128,425           77,275
                                                                                   ---------        ---------        ---------
Operating expenses:
  Assisted living community operating expense ..............................          87,665           81,488           49,411
  Assisted living community lease expense ..................................          32,239           26,628           15,773
  General and administrative ...............................................          13,965           27,181           17,595
  Impairment loss ..........................................................          16,368           22,727               --
  Depreciation and amortization ............................................           8,531            9,561            4,896
                                                                                   ---------        ---------        ---------
          Total operating expenses .........................................         158,768          167,585           87,675
                                                                                   ---------        ---------        ---------

Loss from operations .......................................................         (20,589)         (39,160)         (10,400)
                                                                                   ---------        ---------        ---------

Other income (expense):
  Interest income ..........................................................           1,027            2,276            1,821
  Other income (expense), net ..............................................             376              198              321
  Gain (loss) on sale of properties ........................................              --             (674)           5,511
  Interest expense .........................................................          (8,933)          (7,728)          (4,568)
  Litigation judgment ......................................................          (4,368)              --               --
                                                                                   ---------        ---------        ---------
          Total other income (expense) .....................................         (11,898)          (5,928)           3,085
                                                                                   ---------        ---------        ---------

Loss from continuing operations before income tax expense, minority interest in income of majority owned entities, extraordinary item, discontinued
  operations and change in accounting principle ............................         (32,487)         (45,088)          (7,315)

Income tax expense .........................................................              35               54              484
                                                                                   ---------        ---------        ---------

Loss from continuing operations before minority interest in income of majority owned entities, extraordinary item, discontinued operations
  and change in accounting principle .......................................         (32,522)         (45,142)          (7,799)

Minority interest in income of majority owned entities .....................             903              839              773
                                                                                   ---------        ---------        ---------

Loss from continuing operations before  extraordinary item, discontinued
  operations and change in accounting principle ............................         (33,425)         (45,981)          (8,572)

Extraordinary gain from early extinguishment of debt, net of income tax ....           7,020               --               --
                                                                                   ---------        ---------        ---------

Loss before discontinued operations and cumulative effect of
  change in accounting principle ...........................................         (26,405)         (45,981)          (8,572)

Loss from operations of discontinued operations, net of income tax .........              --               --          (13,563)
Cumulative effect of change in accounting principle, net of income tax .....          (1,260)              --               --
                                                                                   ---------        ---------        ---------

Net loss ...................................................................       $ (27,665)       $ (45,981)       $ (22,135)
                                                                                   =========        =========        =========

Loss per share information: Loss before extraordinary gain from early extinguishment of debt, discontinued operations, and cumulative effect of
  change in accounting principle ...........................................       $   (2.09)       $   (2.90)       $   (0.77)
  Extraordinary gain from early extinguishment of debt, net of  income tax .             .44               --               --
  Loss from operations of discontinued operations, net of income tax .......              --               --            (1.21)
  Cumulative effect of change in accounting principle, net of income tax ...            (.08)              --               --
                                                                                   ---------        ---------        ---------
       Net loss ............................................................       $   (1.73)       $   (2.90)       $   (1.98)
                                                                                   =========        =========        =========

Weighted average common shares outstanding .................................          15,968           15,866           11,171
                                                                                   =========        =========        =========



          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
                  THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                                   COMMON STOCK
                                                            -------------------------       ACCUMULATED
                                                             SHARES           AMOUNT          DEFICIT           TOTAL
                                                            ---------       ---------        ---------        ---------
Balance at March 31, 1997 ...........................       $   9,655       $  60,749        $  (9,375)       $  51,374
Issuance of common stock, net issuance cost of $4,792           6,193          82,196               --           82,196
Net loss ............................................              --              --          (22,135)         (22,135)
                                                            ---------       ---------        ---------        ---------
Balance at December 31, 1997 ........................          15,848         142,945          (31,510)         111,435
Issuance of common stock ............................              25             233               --              233
Net loss ............................................              --              --          (45,981)         (45,981)
                                                            ---------       ---------        ---------        ---------
Balance at December 31, 1998 ........................          15,873         143,178          (77,491)          65,687
Issuance of common stock ............................             806           1,474               --            1,474
Adjustment to stock issuance cost-litigation
  judgment ..........................................              --            (372)              --             (372)
Net loss ............................................              --              --          (27,665)         (27,665)
                                                            ---------       ---------        ---------        ---------
Balance at December 31, 1999 ........................       $  16,679       $ 144,280        $(105,156)       $  39,124
                                                            =========       =========        =========        =========


          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
                  THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                                                                                     Nine-Month
                                                                                   Year Ended       Year Ended       Period Ended
                                                                                   December 31,     December 31,     December 31,
                                                                                       1999             1998             1997
                                                                                   ------------     ------------     ------------
Cash flows provided by (used in) operating activities:
  Net loss ..................................................................       $ (27,665)       $ (45,981)       $ (22,135)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Impairment loss ........................................................          16,368           22,727               --
       Extraordinary gain on debt retirement ................................          (7,020)              --               --
     Change in accounting principle .........................................           1,260               --               --
     Loss from discontinued operations ......................................              --               --           13,563
     Loss (gain) on sale of properties ......................................              --              674           (5,511)
     Depreciation and amortization ..........................................           8,531            9,561            4,896
     Provision for discontinued project costs ...............................              --              644              597
     Minority interest in income of majority owned entities .................             903              839              773
     Other ..................................................................              70              (35)            (277)
     Changes in assets and liabilities, net of acquisitions:
       (Increase) decrease in:
          Fees receivable and other amounts due from affiliates .............            (696)            (546)             300
          Deferred tax asset ................................................              --               --              518
          Prepaids and other assets .........................................           2,460           (1,743)             (63)
          Other non-current assets ..........................................            (407)          (1,382)              --
       Increase (decrease) in:
          Accounts payable and accrued liabilities ..........................          (4,091)           4,734            4,329
          Deferred revenue ..................................................              --               --             (166)
          Due to affiliates .................................................              --               --              (40)
          Accrued interest payable ..........................................            (385)             195             (459)
          Lease concessions .................................................             596              781              565
                                                                                    ---------        ---------        ---------
          Net cash provided by (used in) operating activities of
            Continuing operations ...........................................         (10,076)          (9,532)          (3,110)
          Net cash provided by (used in) operating activities of
            Discontinued operations .........................................             615           (3,429)          (4,328)
                                                                                    ---------        ---------        ---------
          Net cash provided by (used in) operating activities ...............          (9,461)         (12,961)          (7,438)
                                                                                    ---------        ---------        ---------
Cash flows provided by (used in) investing activities:
  Acquisition of Hillsdale communities ......................................              --          (71,709)              --
  Payments of deferred project costs ........................................              --             (258)            (128)
  Proceeds from the sale of communities, net of cost ........................          39,786               --               --
  Purchase of previously leased communities .................................         (14,693)              --               --
  Proceeds from sale and leaseback of communities ...........................              --               --            1,871
  Additions to property, furniture and equipment ............................          (7,391)         (12,251)         (18,619)
  (Increase) decrease in leased property security deposits ..................          (6,400)          (1,286)           1,424
  Purchase of limited partnership interests .................................              --               --             (524)
  Proceeds from sale of LLC interests .......................................              --               --           24,253
  Cash contributed to joint venture .........................................          (1,251)              --               --
  Proceeds from sale of communities to joint venture ........................              --            7,249               --
  Distributions received from limited partnership ...........................              --              660            3,570
  Other .....................................................................              --             (527)              --
                                                                                    ---------        ---------        ---------
          Net cash provided by (used in) investing activities ...............          10,051          (78,122)          11,847
                                                                                    ---------        ---------        ---------
Cash flows provided by financing activities:
  Borrowings under notes payable for purchase of previously lease communities          14,677               --               --
  Borrowing under refinancing for owned communities .........................          41,819               --               --
  Proceeds from issuance of common stock, net of issuance costs .............              --              233           24,806
  Borrowings under notes payable ............................................           2,609            4,350               --
  Repayments of notes payable ...............................................         (45,197)            (704)          (1,560)
  Repayments of subordinated debt ...........................................          (1,010)              --               --
  Distributions paid from majority owned entities ...........................          (9,039)            (817)            (688)
  Loan Fees .................................................................          (1,764)              --               --
  Proceeds from convertible subordinated notes, net of issuance costs .......              --               --           60,000
  Payment of costs associated with the conversion of subordinated notes .....              --           (2,610)              --
  Other .....................................................................              --             (260)              --
                                                                                    ---------        ---------        ---------
          Net cash provided by financing activities .........................           2,095              192           82,558
                                                                                    ---------        ---------        ---------
          Net increase (decrease) in cash and cash equivalents ..............           2,685          (90,891)          86,967
Cash and cash equivalents at beginning of period ............................          11,885          102,776           15,809
                                                                                    ---------        ---------        ---------
Cash and cash equivalents at end of period ..................................       $  14,570        $  11,885        $ 102,776
                                                                                    =========        =========        =========

                                                                                                                     Nine-Month
                                                                                   Year Ended       Year Ended       Period Ended
                                                                                   December 31,     December 31,     December 31,
                                                                                       1999             1998             1997
                                                                                   ------------     ------------     ------------
  Supplemental schedule of cash flow information:
     Cash paid during the year for:
     Interest ...............................................................       $   9,318        $   9,097        $   6,351
                                                                                    =========        =========        =========
     Income taxes ...........................................................       $      35        $      54        $      14
                                                                                    =========        =========        =========

Supplemental schedule of non-cash investing and financing activities:
     Conversion of current liability to long-term debt ......................       $   1,000        $      --        $      --
     Additional costs of private placement ..................................             372               --               --
     Conversion of subordinated notes to common stock .......................           1,474               --               --
     Assumption of debt in connection with the Hillsdale acquisition ........              --           15,250               --
     Financing of leased property security deposits .........................              --            2,625               --
     Accrual costs associated with the conversion of subordinated notes .....              --               --            2,610
     Conversion of convertible subordinated notes to common stock ...........              --               --           60,000




          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1999 AND
             1998 AND THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997



(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

        ARV Assisted Living, Inc. and subsidiaries (the "Company") own, operate, acquire and develop assisted living communities that provide housing to senior citizens, some of whom require assistance with the activities of daily living such as bathing, dressing and grooming.

        At December 31, 1999, we operated 58 assisted living communities ("ALCs") in 10 states including 15 which we own ("Owned ALCs"), 36 which we operate pursuant to long-term operating leases ("Leased ALCs") and seven in which we serve as the property manager ("Managed ALCs"). Thirty-nine of the ALCs are located in California. We also managed 9 affordable senior and multifamily apartments (the "Apartment Group"), in 7 of which we serve as the general partner. However, in December 1997, our Board of Directors adopted a plan to discontinue the operations of the Apartment Group. In the latter part of 1998 the Company decided to focus its efforts on the western United States. Consequently, many assets outside of the western United States have been sold or written down to their fair value less costs to sell.

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

USE OF ESTIMATES

        In the preparation of our financial statements in conformity with generally accepted accounting principles, we have made estimates and assumptions that affect the following:

        - reported amounts of assets and liabilities at the date of the financial statements;

        - disclosure of contingent assets and liabilities at the date of the financial statements; and

        - reported amounts of revenues and expenses during the reporting period.

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

PROPERTY, FURNITURE AND EQUIPMENT

        Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

       Buildings and improvements ................       27.5 to 35 years
       Furniture, fixtures and equipment .........       3 to 7 years

        Property, furniture and equipment consisted of the following (in thousands):


                                                     DECEMBER 31,
                                              --------------------------
                                                 1999             1998
                                              ---------        ---------
      Land ............................       $  19,404        $  14,699
      Construction in progress ........              --            3,570
      Buildings and improvements ......          82,043           84,094
      Furniture, fixtures and equipment           9,765           14,612
                                              ---------        ---------
                                              $ 111,212          116,975
      Accumulated depreciation ........          (9,027)         (11,339)
                                              ---------        ---------
                                              $ 102,185        $ 105,636
                                              =========        =========

        Capitalized interest amounted to $1,004,000 for the year ended December 31, 1998 and $1,065,000 for the nine-month period ended December 31, 1997. There was no capitalized interest for the year ended December 31, 1999.

GOODWILL

        Goodwill represents the excess of the purchase price of acquired assets over the estimated fair value of the net tangible assets acquired. Goodwill is amortized on a straight-line basis over 35 years including accumulated amortization of $1,048,000 at December 31, 1999 and $430,000 at December 31, 1998.

ACCOUNTING FOR LONG-LIVED ASSETS

        We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset's fair value. For long-lived assets held for sale fair value is reduced for costs to sell.

        In December 1999 we decided to sell twelve ALCs outside of the western United States. This decision was in keeping with our strategy to focus our efforts on occupancy gains and to lease up ALCs faster. In addition in 1998, our board of directors decided to sell five Owned ALCs and five development land sites located outside of California. The fair value of the assets, based upon the offers we received from potential buyers, was below the carrying amount of the assets. We recorded an impairment loss of $ 16.4 million in 1999 and $19.8 million in 1998 on properties that did not meet the Company's strategy of focusing in the western United States and classified them as properties held for sale. Due to restrictions imposed by a landlord, we are unable to convert the skilled nursing portion of an existing ALC to dementia care. Because of this, the projected future cash flows from this ALC are less than carrying value of the assets; therefore, we recorded a $2.9 million impairment loss in 1998.

INVESTMENTS

         We are the general partner in five limited partnerships, four of which are consolidated, which operate ALCs and senior apartments (ownership interests range from less than 1% to 95%). We are also a general partner in 7 tax credit partnerships (ownership is generally less than 1%). We account for our investment in one partnership where significant influence exists using the equity method because we have less than a controlling interest. Other investments in partnerships are a component of discontinued operations. The SEC took position that you can't be on the cost method over several years, these are disc ops. Under the terms of the partnership agreements, profits and losses are allocated to the general and limited partners in specified ratios. We generally have unlimited liability for obligations of certain partnerships in which we are the general partner. Liabilities under these obligations have generally not been significant. We have unlimited liability under separate guarantees and have recorded significant provisions for these guarantees (see Note 3).

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

        In 1998, we pursued an additional development strategy by entering into joint ventures ("LLCs") designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 in the Hillsdale transaction and to construct three new communities on land sites we own. Participants in the joint ventures with us are a third-party investor and a third-party developer. The LLCs have contracted with the developer to provide development services to perform the renovation and construction. We will manage the properties operated by the joint venture for an amount equal to three percent of gross revenues. We account for our investment in the joint ventures on the equity method and losses incurred by the LLCs are allocated disproportionately to the joint venture partners based upon their capital investment and assumption of risk. We will have an option to purchase the joint venturer's interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed internal rate of return on the joint venturer's capital contribution.

INCOME TAXES

        We account for income taxes using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to adjust net deferred tax assets to the amount which management believes will more likely than not be recoverable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

REVENUE RECOGNITION

        We recognize rental and assisted living services revenue from owned and leased communities on a monthly basis as earned. We receive fees for property management and partnership administration services from managed communities.

ASSISTED LIVING COMMUNITY SALE-LEASEBACK TRANSACTIONS

        Certain communities were sold subject to leaseback provisions. Leases were structured to ensure they meet the provisions for operating lease treatment. Gains where recorded were deferred and amortized into income over the lives of the leases.

GAIN ON SALE OF LLC INTERESTS

        In December 1997, we sold our interest in two limited liability companies, one of which owned a community in New York and the second of which owned a parcel of land in New Jersey. As a result of this sale, we recognized a gain on sale of approximately $5.5 million during 1997.

LOSS PER SHARE

        We utilize Statement of Financial Accounting Standards 128 "Earnings Per Share", in determining earnings (loss) per share ("EPS"). Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of potentially dilutive securities was not included for any of the periods presented as the effect was antidilutive. Potentially dilutive securities include convertible notes and stock options which convert to 12,972,313, 4,183,442, and 4,250,546 shares of common stock for the year ended December 31, 1999 and 1998, and the nine month period ended December 31, 1997, respectively.

ACCOUNTING FOR START-UP COSTS

        In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized start-up or organizational costs. We adopted the provisions of SOP 98-5 in the first quarter of 1999. The carrying amounts of capitalized start-up costs were approximately $1.3 million.

SEGMENT INFORMATION

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

RECLASSIFICATIONS

        We have reclassified certain prior period amounts to conform to the December 31, 1999 presentation.

(2) ACQUISITIONS

HILLSDALE PROPERTIES

        In 1998 we purchased interests in 11 senior housing communities, including a skilled nursing component in one community, all located in California, for $83.5 million. The communities acquired are as follows:


                                                                                                              DATE
            COMMUNITY                                  LOCATION                      UNITS                  ACQUIRED
            ---------                                  --------                     ------               --------------
            OWNED
            Golden Creek Inn                           Irvine, CA                      123               April 16, 1998
            Hillcrest Inn                              Thousand Oaks, CA               137               April 16, 1998
            Rossmore House                             Los Angeles, CA                 157               May 4, 1998
            The Berkshire                              Berkley, CA                      81               May 12, 1998
            Encino Hills Terrace                       Encino, CA                       76               July 7, 1998
                                                                                    ------
                      Total owned                                                      574
                                                                                    ------
            LEASED
            Willow Glen Villa                          San Jose, CA                    188               May 18, 1998
            Hillsdale Manor Retirement                 San Mateo, CA                   159               July 2, 1998
              Center(a)
                                                                                    ------
                      Total Owned                                                      347
                                                                                    ------
            MANAGED
            Sterling Court(b)                          San Mateo, CA                   149               April 16, 1998
            Palo Alto Commons                          Palo Alto, CA                   143               April 16, 1998
            San Carlos Retirement Center               San Carlos, CA                   85               April 16, 1998
            The Altenheim                              Oakland, CA                     138               April 16, 1998
                                                                                    ------
                      Total Managed                                                    515
                                                                                    ------
                      Total                                                          1,436
                                                                                    ======

-------------------

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

        We accounted for the above transactions using the purchase method and paid approximately $71.7 million of the purchase prices from cash on hand and assumed $15.25 million of existing mortgage financing. The terms of the loans are as follows:

        - secured by Golden Creek Inn ($2.25 million) and Hillcrest Inn ($13.0 million);

        - at LIBOR plus 2.50% (Golden Creek Inn) and LIBOR plus 2.25% (Hillcrest Inn);

        - monthly payments of interest only until August 1998 (Golden Creek Inn) and October 1998 (Hillcrest Inn);

        - thereafter, monthly payments of principal and interest based upon a 25-year amortization schedule; and

        - outstanding balance of the loans plus all accrued and unpaid interest is due and payable in 2002.

        The purchase price paid in excess of the fair value of identifiable assets for the owned, leased and managed communities acquired aggregated approximately $23.6 million.

        The pro forma effect of the above acquisitions for December 31, 1998 and the nine months ended December 31, 1997, assuming that the transactions occurred on April 1, 1997, is as follows (dollars in thousands, except per share amounts):

                                                                                      FOR THE NINE-MONTH
                                                           FOR THE YEAR ENDED            PERIOD ENDED
                                                           DECEMBER 31, 1998            DECEMBER 31, 1997
                                                           -----------------          -------------------
                                                                           (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
            Operating revenues ............                   $ 137,349                    $  93,992
            Operating expenses ............                   $ 175,522                    $ 102,960
            Net loss ......................                   $ (45,841)                   $ (21,636)
            Loss per common share .........                   $   (2.89)                   $   (1.94)

(3) DISCONTINUED OPERATIONS

        In December 1997, our Board of Directors adopted a plan to discontinue the operations of GeriCare, our therapy business, and the Apartment Group (previously referred to as Tax Credit Properties). In March 1998, we reached an agreement to form a strategic alliance with a national provider of physical rehabilitation services. The alliance offers residents of ARV communities rehabilitation and wellness care services, and assists those residents to age in place while allowing us to exit the rehabilitation business. We are in negotiations with lenders for certain of the Apartment Group's tax credit partnerships to resolve outstanding issues which would increase the marketability of the partnerships and are in discussions with several potential buyers of the Apartment Group's assets. During 1998, we entered into purchase and sale agreements for the sale of 11 apartment projects. As of December 31, 1999, we have closed on the sale of 10 apartment projects, and have 7 other apartment projects that we plan to sell by December 31, 2000 once we have obtained lender's and partner's approval.

        Accordingly, the results of these operations for the nine-month period ended December 31, 1997, including provisions for impairments of the divisions assets, future losses from operations, anticipated future operating deficit loan funding and projected permanent loan financing deficits of $10.6 million, have been segregated from continuing operations and reported separately in the statement of operations. The assets and liabilities of these operations have been reflected in the consolidated balance sheet on a net basis, based substantially on the original current or long-term classification of such assets and liabilities. We allocate interest to discontinued operations based on average advances outstanding at our incremental borrowing rate of 6.75% for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997.

        Operating results from discontinued operations are as follows (in thousands):


                                                                                 FOR THE
                                                    FOR THE YEARS               NINE-MONTH
                                                  ENDED  DECEMBER 31,           PERIOD ENDED
                                                     1999 AND 1998            DECEMBER 31, 1997
                                                       --------                   --------
            Revenue ................                   $     --                   $  7,129
            Costs and expenses .....                         --                     19,112
                                                       --------                   --------
            Loss before income taxes                         --                    (11,983)
            Income tax provision
              (benefit) ............                         --                      1,580
                                                       --------                   --------
            Net loss ...............                   $     --                   $(13,563)
                                                       ========                   ========

        THE COMPONENTS OF NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS INCLUDED IN OUR CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1999 AND 1998 ARE AS
FOLLOWS:

                                                                              DECEMBER
                                                                      ------------------------
                                                                        1999            1998
                                                                      -------          -------
            Current:
              Cash ..........................................         $   439          $   405
              Accounts receivable and other .................           2,002            4,378
              Accounts payable and other ....................              --             (524)
              Accrued liabilities ...........................          (4,951)          (6,154)
                                                                      -------          -------
                 Net current liabilities from discontinued
                   operations ...............................          (2,510)          (1,895)
                                                                      -------          -------
              Non-current assets ............................              --               --
                                                                      -------          -------
                 Net liabilities from discontinued operations         $(2,510)         $(1,895)
                                                                      =======           =======

(4) NOTES PAYABLE

        Notes payable consist of the following at December 31 (in thousands):


                                                                                                1999             1998
                                                                                              --------         --------
            Convertible subordinated notes due April 1, 2006 with interest at
            6.75% The notes require semi-annual payments of interest
            and are convertible to common stock at $18.57 per share. The notes, offered in a maximum amount of $57,500, may be called by us beginning in April 1999 at declining premiums starting at
            110% of the principal amount ............................................         $ 48,257         $ 57,500
            Notes payable, bearing interest at fixed rates between 9.15% and
            9.50%, payable in monthly installments of principal and interest totaling $360 collateralized by property, maturities ranging from
            November 2000 through June 2001 .........................................           41,884           18,217
            Notes payable, including notes payable to banks of $5,164 at
            December 31, 1999, bearing interest at floating rates of
            LIBOR (5.8% at December 31, 1999) plus rates between 2.25% and 2.75%
            payable in monthly installments of interest only collateralized by
            Owned ALCs, maturities ranging from August 2002  through March 2004 .....           24,404           28,289
            Notes payable to banks, bearing interest at floating rates between prime (8.5% at December 31, 1999) plus rates between 1.0%
            through 2.0%, payable in monthly installments of principal and interest totaling $25 due March 2004, collateralized by an ALC and
            our corporate headquarters ..............................................                             5,673
            Notes payable to stockholder bearing interest beginning April
            2001 at 30-day Treasury rate with principle due and payable .............            1,147
            April 2002
            Other -- primarily capitalized equipment leases .........................               39              165
                                                                                              --------         --------
                                                                                               115,731          109,844
            Less amounts currently payable ..........................................            1,362           21,669
                                                                                              --------         --------
                                                                                               114,369         $ 88,175
                                                                                              ========         ========

        The future annual principal payments of the notes payable at December 31, 1999 are as follows (in thousands):

            2000 ...........................                   1,362
            2001 ...........................                  41,783
            2002 ...........................                  19,864
            2003 ...........................                     233
            2004 ...........................                   4,232
            Thereafter .....................                  48,257
                                                            --------
                                                            $115,731
                                                            ========

        Due to the failed financing in 1998, we paid a lender approximately $1.7 million of fees for an interest rate lock and $0.2 for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.4 million of the interest rate lock fees in January 1999. We included the remaining $1.5 million of fees in interest expense in the accompanying consolidated statements of operations. We believe that we are entitled to a full and complete return of the rate lock fees paid. We are pursuing a return of all fees and are investigating our legal alternatives to that end; however, there can be no assurances that additional interest rate lock fees will be recovered.

        The various debt agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, debt-to-equity and debt service coverage, among others. At December 31, 1999, we were in compliance with debt service covenants.

(5) EMPLOYEE BENEFIT PLANS

ESOP

        We have an Employee Stock Ownership Plan ("ESOP") which covers all of our employees. Contributions to the ESOP are made at the discretion of our Board of Directors. For the years ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997 there were no contributions. Subsequent to December 31, 1999 we received notification from the Internal Revenue Service that we could terminate the ESOP. Final distribution to participants in the ESOP plan is expected to be completed by March 31, 2000.

SAVINGS PLAN

        Effective January 1, 1997, we established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. We match 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). We match employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our expense related to the Savings Plan was approximately $191,000, $198,000 and $129,000 for the years ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997, respectively.

(6) STOCK OPTIONS

        The Company has two stock option plans that provide for the granting of stock options to officers, directors, consultants and key employees. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of our employee stock options usually equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

        The 1995 Stock Option and Incentive Plan of ARV Assisted Living, Inc. is two-tiered, one for the benefit of key employees and consultants and one for the benefit of non-employee directors. The maximum number of shares which may be issued under the Plan is 15% of the total outstanding shares at the end of the fiscal year. The number of shares which may be issued for Incentive Stock Options is limited to 1,155,666 shares. As of December 31, 1999, there are 273,866 Incentive Stock Options available for issuance.

        The 1999 Stock Option Plan of ARV Assisted Living, Inc. is two-tiered and very similar to our 1995 Stock Option and Incentive plan. The maximum number of shares which may be issued under the 1999 Plan is 2,400,000 plus 15% of any increase in total outstanding shares as of June 30, 1999. As of December 31, 1999 there are 118,166 Incentive Stock Options available for issuance. Options granted under both stock option plans vest over periods ranging from one and one-half to five years from the date of grant. At December 31, 1999, 121,800 of the options were eligible for exercise.

        A summary of stock option plans at December 31, 1999 is as follows:


                                                          SHARES UNDER
                                                           OUTSTANDING
                                                             OPTIONS           PRICE PER SHARE
                                                           ----------          ---------------
            AUTHORIZATION OF SHARES ..............          3,555,660                      N/A
            Options granted ......................          2,350,400          $4.75 -- $16.25
            Options exercised ....................            (25,000)         $9.00 -- $10.25
            Options canceled .....................         (1,238,350)         $4.75 -- $15.40
                                                           ----------          ---------------
            Balance at December 31, 1998 .........          1,087,050          $4.75 -- $16.25
            Options granted ......................          1,745,000          $1,63 -- $14.00
            Options exercised ....................                                         N/A
            Options canceled .....................           (937,750)         $3.00 -- $16.25
                                                           ----------          ---------------
            Balance at December 31, 1999 .........          1,894,300          $1.63 -- $15.75
                                                           ==========          ===============

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

        The following represents the estimated fair value of stock options granted and the assumptions used for calculation:


                                                                                                                  NINE-MONTH
                                                                                  YEAR ENDED      YEAR ENDED     PERIOD ENDED
                                                                                  DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                                     1999            1998            1997
                                                                                  ------------    ------------   ------------
            Average estimated fair value per option at grant date .........         $ 3.00          $11.81          $14.00
            Average exercise price per option granted .....................         $ 3.00          $11.81          $14.07
            Expected Stock volatility .....................................             60%             60%             53%
            Risk -- free interest rate ....................................            5.0%            4.7%            5.7%
            Option term -- years ..........................................             10              10              10
            Stock dividend yield ..........................................             --              --              --

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows (in thousands, except per share amounts):


                                                                                               NINE-MONTH
                                                      YEAR ENDED           YEAR ENDED          PERIOD ENDED
                                                      DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                          1999                1998                 1997
                                                       ----------          ----------          ----------
            Pro forma net loss ...............         $  (28,436)         $  (47,362)         $  (23,865)
            Pro forma loss per share .........         $    (1.78)         $    (2.99)         $    (2.14)

        A summary of our stock option activity and related information for the years ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997 is as follows:


                                                  1999                              1998                             1997
                                   -----------------------------     -----------------------------      ---------------------------
                                                WEIGHTED AVERAGE                  WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                    OPTIONS      EXERCISE PRICE       OPTIONS      EXERCISE PRICE       OPTIONS     EXERCISE PRICE
                                   ---------    ----------------     ---------    ----------------      -------    ----------------
Outstanding -- beginning of
  the period ...............       1,087,050      $     13.33        1,038,002      $     13.12         952,892       $     12.82
Granted ....................       1,745,000      $      3.00          847,500      $     11.81         259,500       $     14.07
Exercised ..................                      $        --          (25,000)     $      9.33              --                --
Forfeited ..................        (937,750)     $     10.56         (773,452)     $     11.52        (174,390)      $     12.89
                                   ---------                         ---------                        ---------
Outstanding -- end of period       1,894,300      $      6.46        1,087,050      $     13.33       1,038,002       $     13.12
                                   ---------                         ---------                        ---------
Exercisable at
  end of period ............          96,800      $     12.80          141,350      $     12.62         243,185       $     13.69
Weighted average
  fair value
  of options granted
  during the period ........                      $      3.00                       $     11.81                       $     14.07
                                                  ===========                       ===========                       ===========


        At December 31, 1999, options outstanding had a weighted average life of
8.85 years.

(7) INCOME TAXES

        The provision for income tax expense from continuing operations consists of the following for the years ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997 (in thousands):

                                                               FOR THE              FOR THE            NINE-MONTH
                                                             YEAR ENDED            YEAR ENDED          PERIOD ENDED
                                                             DECEMBER 31,          DECEMBER 31,        DECEMBER 31,
                                                                 1999                 1998                 1997
                                                             ------------          ------------        ------------
               Current:
                 Federal ........................                                                         $ (29)
                 State ..........................                  35                   54                   (5)
                                                                -----                -----                -----
                                                                   35                   54                  (34)
                                                                -----                -----                -----
                         Total current
               Deferred:
                 Federal ........................                  --                   --                  440
                 State ..........................                  --                   --                   78
                                                                -----                -----                -----
                         Total deferred .........                  --                   --                  518
                                                                -----                -----                -----
                                                                $  35                $  54                $ 484
                                                                =====                =====                =====

        We have Federal net operating loss carryforwards of $61,687,000, which expire in 2011 to 2019.

        A reconciliation of income tax expense (benefit) related to income from continuing operations to the Federal statutory rate of 34% is as follows (in thousands):


                                                                               FOR THE YEAR       FOR THE YEAR        NINE-MONTH
                                                                                   ENDED              ENDED          PERIOD ENDED
                                                                                DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                                                   1999               1998               1997
                                                                               -------------      -------------      ------------
               Income tax expense (benefit) at statutory Rate .........          $ (9,406)          $(15,330)          $ (2,487)
               State income tax expense, net of Federal income taxes ..                35                 36                 48
               Change in valuation allowance due to change in
                 assumptions at beginning of the year .................                --                 --                440
               Change in federal valuation allowance due to current
                 year losses...........................................             9,339             15,000              3,878
               Fully reserved tax benefits generated by
                 discontinued operations that will benefit
                 continuing operations in the future ..................                --                 --             (1,133)
               Other ..................................................                67                348               (262)
                                                                                 --------           --------           --------
                         Total income tax expense .....................          $     35           $     54           $    484
                                                                                 ========           ========           ========

        Temporary differences giving rise to a significant amount of deferred tax assets and liabilities from continuing operations at December 31, 1999 and 1998 are as follows (in thousands):

                                                                            DECEMBER 31,       DECEMBER 31,
                                                                               1999               1998
                                                                            ------------       ------------
               Deferred tax assets:
                 Deferred gain on sale ............................          $     --           $    120
                 Other partnership income .........................                --                799
                 Net operating loss carryforwards .................            24,760             12,381
                 Write down of properties .........................             9,625              9,044
                 Other ............................................             1,098              1,860
                                                                             --------           --------
                         Gross deferred tax asset .................            35,483             24,204
                 Less valuation allowance .........................           (34,593)           (23,534)
                 Deferred tax liabilities -- other ................              (890)              (670)
                                                                             --------           --------
                         Net long-term deferred tax asset .........          $     --           $     --
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

(8) RELATED PARTY TRANSACTIONS

        Fees and other amounts receivable from affiliates of $1,374,000 and $760,000 at December 31, 1999 and 1998, respectively, consist of receivables related to management services we rendered and non-interest bearing expense advances to various partnerships. Amounts due from affiliates are generally expected to be repaid in subsequent years with cash from operations or from bank financing obtained by the affiliates. Related management fee revenue from affiliates totals $722,000, $742,000, and $388,000 during the year ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997, respectively.

        We are reimbursed for certain expenses such as payroll and retirement benefit, supplies and other small expenses paid on behalf of Affiliated Partnerships. During the years ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997, respectively, the expenses incurred on behalf of affiliates and the related reimbursements from these affiliates amounted to approximately $17.8 million, $12.8 million, and $8.6 million, respectively. We account for these reimbursements as a reduction of the related expenses.

        We lease office space under operating leases from affiliated entities which expire between 2001 and 2003. Total rental expense related to these leases for the years ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997 was $163,000, $163,000, and $112,000, respectively

        To address certain structural issues in connection with tax credit partnerships, Pacific Demographics Corporation ("Pacific Demographics") (formerly ARVTC, Inc.), was formed in August 1994 by Mr. Collins, as well as five other former officers or directors, to provide certain development services for these partnerships in exchange for cash and deferred development fees generated by the tax credit partnerships. In order to lessen potential conflicts of interest, in July 1995, our then principal stockholders, who included but were not limited to Messrs. Booty, Collins and Espley-Jones sold Pacific Demographics, Inc. to us for $100,000 in cash. In addition, they formed a general partnership, Hunter Development ("Hunter"), and became co-developers with Pacific Demographics and retained the right to receive 20% of all developer fees up to a maximum of $850,000. Subsequently each of the general partners of Hunter assigned his interest in Hunter to Redhill Development, LLC. Of the maximum amount of $850,000 which could be distributed, $300,428 has been distributed to date of which Messrs. Booty, Collins and Espley-Jones have received $111,627, $65,714 and $37,153, respectively.

        John A. Booty, our former President and former member of the Board of Directors, provided us consulting services, between October 1996 and September 1997, for which we paid a varying sum not to exceed $30,000 per month for development and acquisition consulting services. During the nine-month period ended December 31, 1997 Mr. Booty was paid $175,000 for consulting services. No consulting fees were paid to Mr. Booty during the years ended December 31, 1999 and 1998.

        We use the services of J&D Design, as well as others, for interior design work at our communities. The principal of J&D Design is Joan Davidson, wife of former Senior Vice President Eric Davidson and daughter-in-law of the former Chairman, President and Chief Executive Officer, Gary Davidson. Services provided by J&D Design include design work and the purchase of furniture, fixtures and equipment ("FF&E") for developed ALCs and rehabilitation of existing or newly acquired ALCs. We paid J&D Design approximately $13,000, $560,000, and $755,000 for the years ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997, respectively, a portion of which was for design services and a portion of which was for reimbursement of costs for FF&E.

        Mr. R. Bruce Andrews, a former member of our Board of Directors, is President of Nationwide Health Properties, Inc. ("NHP"), a health care REIT. NHP is the owner of 16 ALCs we lease. Of that number, leases for 13 ALCs were entered into prior to November 29, 1995, the date Mr. Andrews became a Board member, and leases for three ALCs were entered into during Mr. Andrews' tenure as a board member. Aggregate lease payments under these leases were approximately $10.4 million, $11.3 million, and $8.2 million for the years ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997, respectively.

(9) STOCKHOLDERS' EQUITY

SALE OF SHARES TO PROMETHEUS

        In July 1997, we sold approximately 1.9 million shares of our common stock to Prometheus Assisted Living LLC ("Prometheus"), an affiliate of Lazard Freres Real Estate Investors, LLC ("Lazard" or "LFREI") for $26.9 million. In October 1997, we issued $60 million of Convertible Subordinated Notes (the "Notes") to Prometheus. The Notes were convertible into approximately 3.5 million shares of our common stock at $17.25 per share. We had the option to call the Notes at any time, and on December 5, 1997, the Board approved the redemption of the Notes. Per the terms of the Notes, the redemption was made through issuance of our common stock. Including a 23.214% optional redemption premium and accrued interest to date, the issuance amounted to approximately 4.3 million shares. As a result of these two transactions, we raised additional capital, net of costs, of approximately $82.2 million.

WARRANTS

        At December 31, 1997, we had outstanding warrants issued to selling brokerage firms in connection with our convertible subordinated notes which give the holders the option to purchase an aggregate maximum of 116,152 shares of common stock at $12.16 per share. These warrants were exercisable at any time at the option of the holder within three years of the date of issuance, the latest of which was July 31, 1995. As of December 31, 1998, warrants to purchase 28,415 shares of Common Stock were exercised. On June 27, 1999 we issued 72,000 warrants to the lender as part of the refinancing of the 9 ALCs. These warrants provide for the purchase price of $3.93 per share of common stock of the company; expiring June 27, 2004.

STOCKHOLDERS RIGHTS PLAN

        In May 1998, we adopted a stockholders rights plan under which we have declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of our common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or , in the case of LFREI, 50% or more of our stock or announces a tender offer for 10% or, in the case of LFREI, 50% or more of the common stock. When exercisable, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right's then-current exercise price, a number of our common shares having a market value at the time of twice the Right's exercisable price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

(10) ASSISTED LIVING COMMUNITY LEASES

        At December 31, 1999, we leased 36 ALCs. The ALC leases expire from 2006 to 2017, and contain two to three renewal options ranging from five to ten years.

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

        Minimum lease payments required under assisted living community operating leases in effect at December 31, 1999 are as follows:



               YEAR ENDED DECEMBER 31:                                  (IN THOUSANDS)
               -----------------------                                  --------------
               2000 .............................................          $ 31,723
               2001 .............................................            32,118
               2002 .............................................            32,637
               2003 .............................................            33,029
               2004 .............................................            33,001
               Thereafter .......................................           241,269
                                                                           --------
                                                                           $403,777
                                                                           ========

        Certain of the leases require the payment of additional rent based on a percentage increase of gross revenues. Leases are subject to increase based upon changes in the consumer price index or gross revenues, subject to certain limits, as defined in the individual lease agreements.

(11) LIQUIDITY

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

(12) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

        We have guaranteed the indebtedness at December 31, 1999, of certain affiliated partnerships as follows:

                                                                                (IN THOUSANDS)
                                                                                --------------
               Notes secured by real estate ..............................          $70,024
               Land and construction loans associated with the development
                 and construction of affordable housing apartments .......          $20,265

The maximum aggregate amount of guaranteed indebtedness is $90.3 million at December 31, 1999. We have guaranteed tax credits for certain partnerships in the aggregate amount of $65.3 million, excluding interest, penalties or other charges which might be assessed against the partners. We have provided development and operating deficit guarantees for certain Affiliated Partnerships. In December 1997, our Board of Directors adopted a plan to discontinue operations of the Apartment Group. As of December 31, 1999, we have a $5.3 million accrual from the original $8.6 million charge for development and operating deficit guarantees and permanent loan shortfalls recorded in December 31, 1997 for these discontinued operations.

        In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued.

        At December 31, 1999, we leased office space under various operating leases expiring from 2001 to 2003, some of which are from affiliated entities (see Note 8). Non-cancelable operating lease commitments for office space at December 31, 1999 are:


               YEAR ENDED DECEMBER 31:                           (IN THOUSANDS)
               -----------------------                           --------------
               2000 ........................................          $125
               2001 ........................................           120
               2002 ........................................           124
               2003 ........................................           128
               Thereafter ..................................            --
                                                                      ----
                         Total .............................          $497
                                                                      ====

        Rent expense for all leased office space amounted to $163,000, $474,000, and $257,000 for the years ended December 31, 1999 and 1998, and the nine-month period ended December 31, 1997, respectively.

CONTINGENCIES

        A lawsuit was filed on April 24, 1998, in the Superior Court of California, County of Orange, alleging that share purchases on January 16, 1998, by Prometheus Assisted Living LLC, triggered the Company's Shareholder Rights Agreement. On June 30, 1999, the trial judge issued a statement of decision against ARV and in favor of Emeritus in the amount of $5.4 million. This lawsuit accrual was recorded in other expense. On September 29, 1999, Emeritus agreed to settle the action providing for a cash payment of $1.5 million and a note for $3.5 million as payment in full. The note was paid by February 2000 and Emeritus accepted a total of $4.3 million as the total settlement payment. Since the note payable was non-interest bearing, a 12% imputed interest discount was booked in litigation judgement expense for $0.6 million. No final judgment was entered and the lawsuit was dismissed.

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

        On December 18, 1998, Prometheus filed a lawsuit in the Delaware Chancery Court against us and two of our former directors, Howard G. Phanstiel and John A. Booty. The lawsuit sought a determination that our annual meeting of stockholders held in June 1998 was invalid because of an alleged failure to reach a quorum and, accordingly, that the actions taken at that meeting were invalid.

        On September 29, 1999 LFREI affiliated with Prometheus agreed to settle these actions and accept a promissory note for $1.5 million as full satisfaction of its claims, $0.4 million of which has been recorded as additional private placement costs. This note will bear interest beginning on April 1, 2001 at a rate equal to the 30 day Treasury bill rate quoted by the Wall Street Journal. Interest payments will be made on the first day of each month beginning on May 1, 2001 and continue until maturity of the note on April 1, 2002. In the event of default, the note is immediately due and payable and interest shall accrue at a rate that is 4% above the interest rate otherwise in effect. Because the note payable is non-interest bearing, a 12% imputed interest discount was used in recording the obligation. We have the right at any time to prepay the Note in whole or in part. Any time prior to November 1, 1999 the prepayment price is equal to 91% of the aggregate principal balance. Such prepayment price shall increase by 0.5% of the aggregate principal amount of the Note on the 10th day of each month thereafter until April 1, 2002.

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

        On June 15, 1999, six California limited partnerships of which the Company is the managing general partner and a majority limited partner - American Retirement Villas Properties II, American Retirement Villas Properties III, Casa Bonita Fullerton, Ltd., Collwood Knolls, L.P., and San Gabriel Retirement Villa, L.P. (the "ARV Partnerships")-filed an action in the Superior Court for the State of California, County of Orange, seeking a declaratory judgment and damages for breach of contract, promissory estoppel, fraud and negligent misrepresentation against PRN Mortgage Capital, L.L.C. and Red Mountain Funding, L.L. C. (the "Defendants").

        The parties are in the initial states of discovery. Defendants have not filed a counter-claim, but have threatened in verbal communications to seek payment by the ARV Partnerships of certain loan commitment fees allegedly owed to Defendants. The ARV Partnerships believe that they have substantial and meritorious defenses to the counter-claims threatened by Defendants.

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

         The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, fees receivable and other amounts due from affiliates and, accounts payable, accrued liabilities and accrued interest payable, approximate fair value due to the short-term nature of these instruments. The notes payable bear interest at rates and other terms that approximate current market rates and terms. Therefore, we believe that the carrying value approximates fair value, except for convertible debt which is approximately $13.5 million at December 31, 1999.

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                                               FOR THE QUARTER ENDED
                                                         ---------------------------------------------------------------------
                                                         DECEMBER 31        SEPTEMBER 30           JUNE 30            MARCH 31
                                                         -----------        ------------           -------            --------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
               1999
               Total revenue ..................           $ 34,060            $ 34,024            $ 34,344            $ 35,758
               Loss from operations ...........            (10,632)               (713)             (1,203)             (8,041)
               Net loss .......................             (5,513)             (2,433)            (15,693)             (4,026)
               Basic and diluted loss per share              (0.34)              (0.15)              (0.99)              (0.25)
               1998
               Total revenue ..................           $ 35,100            $ 35,052            $ 30,946            $ 27,327
               Loss from operations ...........            (29,530)             (3,871)             (3,091)             (2,668)
               Net loss .......................            (32,916)             (5,607)             (4,443)             (3,015)
               Basic and diluted loss per share              (2.08)              (0.35)              (0.28)              (0.19)

FOURTH QUARTER TRANSACTIONS AND ADJUSTMENTS

         In December 1999, we received letters of intent to purchase the twelve leased ALCs located outside of the western United States, an impairment loss of $8.6 million was recorded. Additionally in the fourth quarter we began a program to retire our convertible subordinated debt before it maturity date in 2006. During 1999 we retired $9.2 million in debt for 799,566 shares of common stock and $1.0 million in cash resulting in a $6.8 million extraordinary gain. The remaining $0.2 million was due to debt retired on an assets held for sale.

        In December 1998, our board of directors decided to sell five owned assisted living communities and five development land sites located outside of California, our primary geographic focus. The fair value of the assets, based upon the offers we received from potential buyers, was below the carrying amount of the assets. We recorded an impairment loss of $19.0 million on these properties and classified them as properties held for sale. The projected future cash flows from four assisted living communities are less than carrying value of the assets; therefore, we recorded a $3.7 million impairment loss. Additionally, during the fourth quarter in the year ended December 31, 1998, we recorded an accrual for litigation exposure related to our lawsuits with LFREI totaling $1.0 million and severance costs incurred in connection with the resignation of two senior executives of $1.2 million.

        The operating results for the final quarter in the nine-month period ended December 31, 1997, include the expenses incurred in connection with our proxy contest with Emeritus Corporation of $1.6 million, severance costs of $1.1 million incurred in connection with the retirement of two senior executives which were approved by our Compensation Committee in December 1997, the write-off of $1.1 million of costs incurred in connection with the accounting software conversion, which was abandoned in February 1998 upon discovering numerous application errors in the software package purchased, and an impairment provision of $150,000 following Senior Income Fund's announced plans to liquidate its assets and receipt of a substantial return of capital.

(15) SUBSEQUENT EVENTS

        The Company began retiring portions of our 6 3/4% convertible subordinated debt during 1999. Subsequent to December 31, 1999 the Company has continued to retire additional bonds for a total of $7.8 million principal amount resulting in a $5.6 million extraordinary gain, net of tax. Through these transactions, we have retired a total of $17.1 million of our public debt yielding extraordinary gains of $12.4 million to date.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998
                AND THE NINE MONTH PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)




                                         BALANCE AT                                                       BALANCE AT
DESCRIPTION                          BEGINNING OF YEAR         ADDITIONS             DEDUCTIONS           END OF YEAR
-----------                          -----------------         ---------             ----------           -----------
Allowance for Other Assets:
  December 31, 1997 .......               $   113               $    90               $   203               $    --
  December 31, 1998 .......                    --                   376                    68                   308
  December 31, 1999 .......                   308                   212                    31                   489
Discontinued operations:
  December 31, 1997 .......                 3,249                11,212                 1,640                12,821
  December 31, 1998 .......                12,821                   645                 1,857                11,609
  December 31, 1999 .......                11,609                   326                 1,694                10,241




                 See accompanying independent auditors' report.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION
------           -----------
 23              Consent of KPMG LLP.

 27              Financial Data Schedule.