Form 10-K/A
period 1999-12-31
ARV ASSISTED LIVING INC
filed 2000-04-28
CIK 949322

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                               AMENDMENT NO 1 TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER: 0-26980

                                 ---------------

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

                                 ---------------

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

         As of April 26, 2000, the aggregate market value of the voting stock held by non-affiliates of registrant was $9,705,857 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of April 27, 2000 was 17,459,689.
================================================================================

                            ARV ASSISTED LIVING, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                            PAGE
                                                                            ----
PART III

Item 10:   Directors and Executive Officers of the Registrant..............    3
Item 11:   Executive Compensation..........................................    5
Item 12:   Security Ownership of Certain Beneficial Owners and Management..   13
Item 13:   Certain Relationships and Related Transactions..................   13

PART IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   15

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


DIRECTORS

     The following table sets forth certain information regarding the directors of the Company as of April 27, 2000.

                                                                                YEAR FIRST BECAME
                                                                                  A DIRECTOR OF
               NAME             AGE                   POSITION                     THE COMPANY       CLASS
               ----             ---                   --------                     -----------       -----
     Douglas M. Pasquale         45       President, Chief Executive Officer,         1998             A
                                                      Chairman
     Jeffrey D. Koblentz         32                   Director                        2000             A
     David Collins               61                   Director                        1985             B
     John A. Moore               38                   Director                        1999             B
     Maurice J. DeWald           60                   Director                        1995             C

         DOUGLAS M. PASQUALE. Mr. Pasquale was appointed Chief Executive Officer of the Company on March 29, 1999 and elected Chairman of the Board on December 22, 1999. He joined us as President and Chief Operating Officer on June 1, 1998. Prior to joining the Company, Mr. Pasquale was employed for 12 years by Richfield Hospitality Services, Inc., and Regal Hotels International-North America, a leading hotel ownership and hotel management company based in Englewood, CO. He served as its President and Chief Executive Officer from 1996 to 1998 and as Chief Financial Officer from 1994 to 1996.

         JEFFREY D. KOBLENTZ Mr. Koblentz is a Vice President of Lazard Freres Real Estate Investors L.L.C. He joined Lazard in 1998 from Arthur Andersen LLP, where he was a Manager in the Real Estate Services Group. Mr. Koblentz joined Arthur Andersen in 1992.

         DAVID P. COLLINS. Mr. Collins currently is President and Chief Executive Officer of EuroSenior Living, Lisbon, Portugal. He served the Company in several capacities between 1981 and 1999, last serving as President of ARV Assisted Living International, Inc., our wholly owned subsidiary, from 1998 to January 1999. From 1985 until January 1998, Mr. Collins served as the Senior Executive Vice President of the Company, responsible for investor relations and for capital formation for the Company and affiliated entities. He has served as a Director of the Company continuously since 1985.

         JOHN A. MOORE. Mr. Moore is a Principal of Lazard Freres Real Estate Investors L.L.C. and its Chief Financial Officer. He joined Lazard in 1998 from World Financial Properties, where he was Executive Vice President and Chief Financial Officer from 1996. Previously, he worked with Olympia and York as Senior Vice President, Finance. Mr. Moore joined Olympia and York in 1988.

         MAURICE J. DeWALD. Mr. DeWald is Chairman and Chief Executive Officer of Verity Financial Group, Inc., a firm he founded in 1992. He currently is an incumbent director of ARV Assisted Living Inc. and a director of Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California and Monarch Funds.

INFORMATION ON COMMITTEES OF THE BOARD AND MEETINGS

         The Board established a Compensation Committee and an Audit Committee at or about the time of the initial public offering of our common stock in October 1995. In addition, our Board has occasionally appointed special committees of one or more directors to analyze and/or take action on items of interest to the Board.

         The Compensation Committee establishes salaries, incentives and other forms of compensation for directors and executive officers, administers the Stock Option and Incentive Plans (the "1995 Stock Option Plan" and the "1999 Stock Option Plan") and recommends policies relating to benefit plans. During the year ended December 31, 1999, the Compensation Committee consisted of John Rydzewski (resigned January 13, 1999), Maurice J. DeWald, Chairman, and Robert Freeman (resigned September 29, 1999). The Compensation Committee met four times during the year ended December 31, 1999 and at least two members were in attendance at every meeting.

         The Audit Committee reviews our accounting practices, internal accounting controls and financial results and oversees the engagement of our independent auditors. The Audit Committee, during the year ended December 31, 1999, consisted of Maurice J. DeWald, R. Bruce Andrews (resigned January 12,
1999) and Murry Gunty (resigned September 29, 1999). The Audit Committee met one time in the year ended December 31, 1999. As of May 15, 2000, the Audit Committee consisted of Maurice J. DeWald, David P. Collins and John A. Moore.

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the executive officers of the Company as of April 28, 2000. There are no arrangements or understanding among these individuals relating to their election as officers.

NAME                     AGE          POSITION WITH THE COMPANY
----                     ---          -------------------------

Douglas M. Pasquale      45           President, Chief Executive Officer and
                                      Chairman of the Board

Abdo H. Khoury           51           Senior Vice President, Chief Financial
                                      Officer and Secretary

Robertson K. Chandler    44           Senior Vice President, Operations

Laura J. Loda            42           Senior Vice President, Human Resources and
                                      Vice President Operations

         For a description of Mr. Pasquale's background, see "Directors" above. Biographical information for Mr. Khoury, Mr. Chandler, and Ms. Loda is provided below:

         ABDO H. KHOURY. Mr. Khoury was appointed Senior Vice President, Chief Financial Officer and Secretary on March 30, 1999. Previously he had served the Company as Vice President, Asset Strategy and Treasury, since January 1999, and as President of the Apartment Division since coming to the Company in May 1997. Mr. Khoury's prior background includes more than 25 years in accounting and real estate. He was a principal with Financial Performance Group in Newport Beach, CA, from 1991 to 1997.

         ROBERTSON K. CHANDLER. Mr. Chandler was appointed Senior Vice President, Operations, in February 1999. Previously he was Vice President of Operations, Home Care and Hospice, with Mariner Specialty Health Services in Longmont, CO, from 1997 to 1999. From 1993 to 1997, he was Chief Operating Officer and a Director of Colorado Home Care, a home care agency headquartered in Broomfield, CO.

         LAURA J. LODA. Ms. Loda joined the Company as Vice President, Human Resources in June 1998. She was promoted to Senior Vice President in February 1999. She became the Senior Vice President, Human Resources and Vice President, Operations in December, 1999. Previously, she served as Director of Corporate Human Resources for Taco Bell, an Irvine, CA-based fast food operation of Tricon Global Restaurants from 1996 to 1998. From 1993 to 1996, Ms. Loda was Director of Compensation for Gap, Inc., an international clothing chain based in San Francisco. Prior, Ms. Loda worked for the Marriott Corporation for 13 years.

         None of the directors or officers are related to each other by blood or marriage and none of the directors or officers are involved in any legal proceedings as described in Section 401(f) of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports on Forms 3, 4 and 5 of stock ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required to furnish the Company with copies of all forms that they file. Based on the Company's review of copies of Forms 3, 4 and 5, and amendments thereto, received by the Company for the year ended December 31, 1999, or written representations from certain Reporting Persons that no Forms 5 were required to be filed by those persons, the Company believes that during Fiscal 1999 all filing requirements were complied with by the Reporting Persons, except that the Form 4 required for Abdo H. Khoury was filed late due to administrative oversight.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Prior to January 28, 1998, non-employee directors received $12,000 as an annual retainer, paid quarterly in advance, and $500 for each meeting of the Board or committee of the Board that they attended. Commencing January 28, 1998, the annual retainer was increased to $18,000 and the fee per meeting increased to $1,000. In addition, an annual committee chairmanship fee of $3,000 was added as of January 28, 1998.

         In April 2000, the Company filed the 1999 Stock Option Plan, which Plan was adopted at the last Annual Shareholder's Meeting. The 1999 Stock Option and Incentive Plan replaced the 1995 Stock Option Plan. The 1999 Stock Option Plan provides, among other things, that each non-employee director who is initially elected or appointed to the Board will, upon such election or appointment, automatically be granted an option to purchase 10,000 shares of Common Stock, vesting at the rate of 2,500 shares per year measured from the date of grant, at an exercise price equal to the fair market value of the Common Stock on the date of grant. In addition, every fourth year following the date on which a non-employee director is elected or appointed, on the date of the annual meeting of the shareholders of the Company, if the person has continuously served as a non-employee director, he or she will automatically receive an option to purchase 10,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant, vesting at the rate of 2,500 shares per year measured from the date of grant. As of January 28, 1998, each non-employee director also, participates in a stock-based cash compensation plan that is intended to provide compensation on a deferred basis and link the directors' interests more directly with those of our stockholders. Under the plan, 2,500 "stock units" (each stock unit is deemed to be equivalent to one outstanding share of Common Stock) are credited on each January 1 to each non-employee director who served as a non-employee director for the entire preceding calendar year. Stock units are payable in cash based on the fair market value of the Common Stock at the time the payment is triggered and are fully vested at the time of crediting. Stock units become payable on the first to occur of:

   o    three years after the date such stock units were first credited;

   o    a change of control of the Company, as defined by the Plan;

   o the director is no longer serving as a member of our Board of Directors (for any reason); or

   o    termination of the Plan.

In August 1999, Maurice DeWald received 5,600 shares of the Company's common stock given as special compensation for extraordinary efforts during 1999. No other directors have any vested stock units.

EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information with respect to compensation earned by the Chief Executive Officer and the four next most highly compensated executive officers whose annual salary and bonus exceeded $100,000 (the "Named Executive Officers"), for the years ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997. In October 1997, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the nine-month period ended December 31, 1997 (denoted below as 1997T) is the transition period beginning April 1, 1997 and ending December 31, 1997.

                                                                                                 LONG-TERM               ALL
NAME AND PRINCIPAL POSITION                                                                     COMPENSATION            OTHER
---------------------------                                 ANNUAL COMPENSATION                    AWARDS            COMPENSATION
                                           ----------------------------------------------        SECURITIES
                                               YEAR           SALARY(1)        BONUS          UNDERLYING OPTIONS       (2)(3)(4)
                                           ------------   ---------------- --------------  -----------------------  --------------

Douglas M. Pasquale                           1999            345,833          210,000            550,000                13,837
  Chairman, President and Chief               1998            175,000          137,500            150,000                 4,586
  Executive Officer                          1997T                 --               --                 --                    --

Abdo H. Khoury                                1999            196,250           70,951            250,000                10,854
  Senior Vice President, Chief                1998            125,000           17,314              7,500                 8,868
  Financial Officer and Secretary            1997T             30,000            3,000             22,500                60,983

Patricia J. Gifford                           1999            186,015           30,000                 --                44,769
  Vice President, Chief Medical               1998            108,333           30,000             30,000                 2,229
  Officer (appointed June 12, 1998,          1997T                 --               --                 --                    --
  resigned December 1, 1999)


Robertson K. Chandler                         1999            153,461           44,650            175,000                 7,118
  Senior Vice President                       1998                 --               --                 --                    --
  Operations                                 1997T                 --               --                 --                    --
  (hired February 22, 1999)

Suzanne Shirley                               1999            150,000           18,000             30,000                80,724
  Vice President Investor                     1998            105,192               --                 --                    --
  Relations                                  1997T                 --               --                 --                    --
  (hired April 20, 1998;
  resigned February 29, 2000)

------------

(1) Amounts shown include cash compensation earned by the executive officers. The amounts do not include the value of certain perquisites that in the aggregate did not exceed the lesser of either $50,000 or 10 percent of the total annual salary and bonus reported for the Named Executive Officer.

(2) Includes amounts we paid for consulting fees to Mr. Khoury for services in 1997 prior to his employment of $59,624.

(3) Includes premiums for term life, medical, dental and disability insurance purchased for the benefit of certain of the Named Executive Officers in the following amounts: Mr. Pasquale -- $12,421, $4,586, and $0; Mr. Khoury -- $10,854, $8,868, and $1,359; Dr. Gifford--$9,769,
         $2,229 and $0; for the years ended December 31, 1999 and 1998, and the nine-month period ended December 31, 1997, respectively. And, Mr. Chandler and Ms. Shirley for $7,118 and $5,724 for the year ended December 31, 1999. These amounts represent insurance premiums we paid over what we pay for other similarly situated employees.

(4) Includes payments and accruals in accordance with Separation Agreements (see "-- Employment Agreements"): Ms. Shirley $75,000 and Dr. Gifford $35,000.

         Option Grants in Last Fiscal Year.

         The following table sets forth certain information regarding options granted during the year ended December 31, 1999 to the Named Executive Officers pursuant to the Stock Option Plans.

                                                                                                   POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                               NUMBER OF       PERCENT OF                                         ANNUAL RATES OF STOCK
                              SECURITIES      TOTAL OPTIONS                                         PRICE APPRECIATION FOR
                              UNDERLYING       GRANTED TO        EXERCISE                               OPTION TERM(3)
                                OPTIONS       EMPLOYEES IN         PRICE       EXPIRATION       ------------------------------
NAME                          GRANTED(1)     FISCAL YEAR(2)      PER SHARE        DATE                  5%             10%
----                       --------------- ------------------  ------------  --------------     -----------------  -----------
Douglas M. Pasquale....        250,000          14.3%             $ 3.00     April 14, 2009        $1,221,671      $1,945,307
Douglas M. Pasquale....        300,000          17.2%             $1.625     December 20, 2009        794,086       1,264,449
Abdo H. Khoury.........        100,000           5.7%             $ 3.00     April 14, 2009           488,668         778,123
Abdo H. Khoury.........        150,000           8.6%             $1.625     December 20, 2009        397,043         632,225
Robertson K Chandler...         75,000           4.3%             $ 3.00     April 14, 2009           366,501         583,592
Robertson K. Chandler..        100,000           5.7%             $1.625     December 20, 2009        264,695         421,483
Laura Loda.............         50,000           2.9%             $ 3.00     Apri 14, 2009            244,334         389,061
Laura Loda.............        100,000           5.7%             $1.625     December 20,2009         264,695         421,483

------------

(1) These options were granted for a term of 10 years, subject to termination in certain events related to termination of employment, and become exercisable in three annual installments beginning in 2000. Options included in the December 20, 1999 grants for 100,000, 50,000, 33,333 and 33,333 to Mr. Pasquale, Mr. Khoury, Mr. Chandler and Ms. Loda, respectively, have three year vesting schedules such that on the first day of the quarter immediately following the Company achieving a positive cash flow and profitability the option will begin vesting, but in no case will vesting begin later than December 20, 2004.

(2) In 1999, we granted options to employees to purchase an aggregate of 1,745,000 shares under the Stock Option Plans and this number was used in calculating the percentage set forth in this column. During 1999, options to purchase 937,750 shares under the Stock Option Plans were canceled due to termination of employment.

(3) Assumed rates of stock price appreciation are calculated based on requirements promulgated by the Securities and Exchange Commission and are for illustrative purposes only. Actual stock prices will vary from time to time based upon market factors and our financial performance. There can be no assurance that the assumed rates of appreciation will be achieved.

         Aggregated Option Exercises and Fiscal Year-End Option Values.

         None of the Named Executive Officers exercised options during the year ended December 31, 1999. The following table sets forth certain information regarding options held as of the end of such fiscal year by the Named Executive Officers who held no options at the end of such fiscal year.

                                                               NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                           SHARES                          UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS
                          ACQUIRED                      OPTIONS AT FISCAL YEAR-END                AT FISCAL YEAR-END(1)
                             ON         VALUE     ----------------------------------------  ---------------------------------
NAME                      EXERCISE     REALIZED        EXERCISABLE         UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----                    ------------ -----------  -------------------  -------------------  ---------------  ----------------
Douglas M. Pasquale          --           --               --                700,000                --                  --
Abdo H. Khoury               --           --               --                280,000                --                  --
Robertson K. Chandler        --           --               --                175,000                --                  --
Laura Loda                   --           --               --                150,000                --                  --

(1) Options are "in-the-money" if the fair market value of the underlying securities on that date exceeds the exercise price of the option. Based on the last sale price of $1.50 per share of Common Stock on December 31, 1999 (as reported on the American Stock Exchange), none of the options held by the Named Executive Officers were "in the money" at year end.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Our Compensation Committee consisted of John J. Rydzewski, Robert P. Freeman and Maurice J. DeWald, who were members of our Board for the fiscal year 1999. Mr. Rydzewski resigned as a member of our Board and the Compensation Committee as of January 13, 1999 and Mr. Freeman resigned from our Board and the Compensation Committee as of September 29, 1999. Mr. John Moore and Mr. David Collins were appointed to the Compensation Committee as of September 29, 1999. No member of the Compensation Committee is or was an officer of employee of ARV during 1999.

         Employment Agreements.

         We have entered into employment agreements with each of the Named Executive Officers.

         Mr. Pasquale's employment agreement requires Mr. Pasquale to devote his full productive time to the Company during the term of the Agreement, except as otherwise permitted by the consent of the Board of Directors. Mr. Pasquale's employment agreement provides for a base salary, performance-based increases in the base salary each year beginning in 1999, a guaranteed bonus of 37.5% of his base salary, and additional bonuses based on the achievement of agreed-upon targets. Mr. Pasquale was granted an option to purchase 150,000 shares of Common Stock upon the execution of his employment agreement. Mr. Pasquale's employment agreement was renegotiated in light of his promotion to Chief Executive Officer and he was granted an option to purchase 250,000 shares of Common Stock at an exercise price of $3.00 per share. On December 20, 1999, Mr. Pasquale was granted an option to purchase 300,000 shares of Common Stock with an exercise price of $1.625 per share. Beginning December 20, 2000, 200,000 of these options vest on a three year schedule and the remaining 100,000 options begin a three year vesting on the first day of the quarter immediately following the Company achieving a positive cash flow and profitability, but in no case will vesting begin later than December 20, 2004. Mr. Pasquale's employment agreement provides that we may terminate Mr. Pasquale without cause by making him a payment equal to the greater of:

   o three times the sum of his current annual base salary plus target bonus, plus any additional bonus paid in the last 12 months; plus

   o the sum of his current annual base salary plus his minimum bonus divided by 12 and multiplied by the number of remaining months under the employment agreement; plus

   o the payment of premiums for COBRA benefits for the maximum period of eligibility and the payment of certain other miscellaneous amounts; plus

   o     Mr. Pasquale's stock options would fully vest.

         The agreement further provides that if Mr. Pasquale voluntarily terminates his employment, he will receive a lump-sum payment equal to three months' base salary. The covenant not to compete is not applicable, however, in the event severance pay is waived by Mr. Pasquale.

         Mr. Khoury's employment agreement requires Mr. Khoury to devote his full productive time to the Company during the term of the Agreement, except as otherwise permitted by the consent of the President and/or Chief Executive Officer and the Board of Directors. Under Mr. Khoury's agreement, his base salary may be increased effective each January 1st, commencing in 2000, based on his and the Company's performance results and his annual performance and salary review. Mr. Khoury may also receive an annual discretionary bonus determined by the Board based on the Company's earnings and other criteria as may be determined by the Compensation Committee. The target established by the Company for this bonus is 35% of his base salary. Mr. Khoury may also receive certain bonuses based upon the sale of certain assets of the Company's apartment division. If the Company terminates Mr. Khoury other than for cause, the Company is required to pay Mr. Khoury the following amounts:

   o    his accrued base salary;

   o    his accrued vacation pay;

   o his bonus, if any, for the calendar year ending before the date of termination (if not yet paid);

   o    one year's current base salary; and

   o    certain other miscellaneous amounts.

         If the Company requires Mr. Khoury to change the location of his employment to a location outside Orange County, California, Mr. Khoury has the right to treat such requirement as termination without cause. Pursuant to his employment agreement Mr. Khoury was granted options to purchase 100,000 shares of Common Stock at an exercise price of $3.00 per share on April 14, 1999. Additionally, on December 20, 1999 Mr. Khoury was granted options to purchase 150,000 shares of Common Stock at an exercise price of $ 1.625 per share. Beginning December 20, 2000, 100,000 of these options vest on a three year schedule and the remaining 50,000 options begin a three year vesting on the first day of the quarter immediately following the Company achieving a positive cash flow and profitability, but in no case will vesting begin later than December 20, 2004.

         Mr. Chandler's employment agreement requires Mr. Chandler to devote his full productive time to the Company during the term of the Agreement, except as otherwise permitted by the consent of the President and/or Chief Executive Officer and the Board of Directors. Under Mr. Chandler's agreement, his base salary may be increased effective each January 1st, commencing in 2000, based on his and the Company's performance results and his annual performance and salary review. Mr. Chandler may also receive an annual discretionary bonus determined by the Board based on the Company's earnings and other criteria as may be determined by the Compensation Committee. The target established by the Company for this bonus is 30% of his base salary. If the Company terminates Mr. Chandler other than for cause, the Company is required to pay Mr. Chandler the following amounts:

   o    his accrued base salary;

   o    his accrued vacation pay;

   o his bonus, if any, for the calendar year ending before the date of termination (if not yet paid);

   o   one year's current base salary; and

   o   certain other miscellaneous amounts.

         If the Company requires Mr. Chandler to change the location of his employment to a location outside Orange County, California, Mr. Chandler has the right to treat such requirement as termination without cause. Pursuant to his employment agreement Mr. Chandler was granted options to purchase 75,000 shares of Common Stock at an exercise price of $3.00 per share on April 14, 1999. Additionally, on December 20, 1999 Mr. Chandler was granted options to purchase 100,000 shares of Common Stock at an exercise price of $ 1.625 per share. Beginning December 20, 2000 for 66,667 of these options and the remaining 33,333 options begin a three year vesting the first day of the quarter immediately following the Company achieving a positive cash flow and profitability, but no later than December 20, 2004.

Change in Control Arrangements

To better assure that the Named Executive Officers would continue to provide independent leadership consistent with our best interests in the event of an actual or threatened change of control of the Company, the employment agreement of each of the Named Executive Officers provides certain protections in the event of a change in control. For Mr. Khoury and Mr. Chandler, a "change in control" is defined to include the following events:

   o Change in Ownership of the Company: for Mr. Khoury and Mr. Chandler, the date that any person or group acquires ownership of 50% or more of the voting power of the Company's outstanding voting securities;

   o Change in Effective Control of the Company: either (a) a person or group acquires ownership of capital stock of the Company possessing 50% or more of the total voting power of the Company's capital stock or (b) a majority of the members of the Board are replaced during any 12-month period by directors whose appointment or election was not endorsed by a majority of the members of the Board prior to the date of such appointment or election; and

   o        Change in Ownership of a Substantial Portion of the Company's
            Assets: the date on which any person or group acquires assets from the Company that have a total fair market value equal to or greater than 33-1/3% of the total fair market value of all of the Company's assets immediately prior to such acquisition.

         Following a change in control, if Mr. Khoury or Mr. Chandler terminates their employment with the Company for any reason within the period beginning six months after the change in control and ending nine months after the change of control, or if their employment is terminated by the Company (with or without cause) within nine months after the change in control, the Company is required to pay the sum of the following amounts:

   o        their respective accrued base salary;

   o        their respective accrued vacation pay;

   o their respective bonus, if any, for the calendar year ending prior to the date of termination (if not yet paid);

   o a salary payment equal to one and one-half times their base salary if they terminated their employment, or two times their base salary if the Company terminated their employment; and

   o        certain other miscellaneous payments.

In addition, as of the date of the change in control, their stock options become fully vested, regardless of whether they remain employed by the Company.

         Mr. Pasquale's employment agreement also provides for certain protections in the event of a change in control. Mr. Pasquale's employment agreement defines a "change in control" as any of the following:

   o the acquisition by any person or group of greater than 50% of the combined voting power of our outstanding voting securities;

   o the acquisition by any person other than Prometheus Assisted Living LLC, an affiliate of Lazard Freres Real Estate Investors, LLC, of greater than 20% of our outstanding voting securities; or

   o the replacement of a majority of the members of the Board during any 12 month period by directors whose appointment or election was not endorsed by a majority of the members of the Board prior to the date of such appointment or election; or

   o the date on which any person acquired assets from us that have total fair market value equal to or more than 33 1/3% of the total fair market value of all of our assets.

         Following a change in control, if Mr. Pasquale terminates his employment for any reason within the period beginning six months after the change in control and ending 12 months after the change of control, or if his employment is terminated by the Company (with or without cause) at any time during the 12-month period following the change in control, then the Company is required to pay him three times the sum of his base salary and target bonus, in addition to certain other miscellaneous payments. In addition, as of the date of the change in control, his stock options become fully vested, regardless of whether he remains employed by the Company.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Decisions regarding compensation of our executive officers, including those related to stock and stock options, are considered by the Compensation Committee, based upon the recommendations and analysis performed by our senior management. The Compensation Committee (the "Committee") is currently composed of Maurice J. DeWald, John Moore and David Collins. Maurice J. DeWald has chaired the committee since January 12, 1999.

Fiscal 1999 Executive Compensation Components

Executive compensation consists of three components: base salary, bonus and long-term incentive awards.

BASE SALARY. Base salaries for the Named Executive Officers were established in their respective employment contracts, resulting in payment, during Fiscal 1999 of $345,833, $196,250, $186,015, $153,461, and $150,000 to Mr. Pasquale, Mr.
Khoury, Dr. Gifford (resigned December 1, 1999), Robertson K. Chandler and Suzanne Shirley (resigned February 29, 2000) respectively. The salaries of all Named Executive Officers are subject to performance-based increases in each year.

BONUS. Mr. Pasquale is entitled to a guaranteed bonus of $131,250 and additional bonuses based on achievement of agreed-upon targets up to a maximum of $315,000.

         Regarding the remaining Named Executive Officers, for the fiscal year 1999, bonuses were awarded at the discretion of management, subject to the approval of the Committee. Bonuses of $70,951 and $44,650 were paid to Mr. Khoury and Mr. Chandler, respectively in recognition of performance in 1999.

LONG TERM INCENTIVE AWARDS. Stock options are granted to provide a long-term incentive opportunity that is directly linked to shareholder value. Douglas M. Pasquale was awarded 250,000 options to purchase common stock on April 14, 1999. The exercise price per share is $3.00 and the option becomes exercisable in three equal annual increments on April 14, 2000, 2001, and 2002, respectively. On December 20, 1999, Mr. Pasquale, Mr. Khoury, Mr. Chandler and Ms. Loda were awarded 300,000,150,000, 100,000 and 100,000, respectively, options to purchase common stock at an exercise price of $1.625 with 2/3 of the grant amount having a three year vesting schedule beginning December 20, 2000 and the remaining 1/3 with a three year vesting schedule that begins on the first day of the quarter immediately following the Company achieving a positive cash flow and profitability, but not later than December 20, 2004.

         In the fiscal year 1999, we granted 1,745,000 stock options to 18 employees, 3 of whom were hired in that period.

         Policy with Respect to Section 162(m)

         Section 162(m) of the Code includes potential limitations on the deductibility for federal income tax purposes of compensation in excess of $1 million paid or accrued with respect to any of the executive officers whose compensation is required to be reported in the Company's proxy statement. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. For the fiscal year 1999, the Committee does not contemplate that there will be any such nondeductible compensation.

         Additional information concerning the salary, bonus and stock awards for the Company's Named Executive Officers can be found in the tables appearing under "Executive Compensation."

                           THE COMPENSATION COMMITTEE
                           MAURICE J. DEWALD, CHAIRMAN

PERFORMANCE GRAPH

         The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Common Stock against the cumulative total return of a peer group of nine assisted living companies selected by the Company (the "Peer Group") and the AMEX Market Value Index, each for the period from October 19, 1995 to December 31, 1999. The performance graph assumes the investment of $100 on October 19, 1995 in the Common Stock and in each index (except the AMEX Market Value Index, which assumes investment on September 30,
1995), and that all dividends were reinvested.

         The Peer Group consists of Alternative Living Services, Inc.; Assisted Living Concepts, Inc.; Carematrix Corporation; Greenbriar Corporation; Emeritus Corporation; Just Like Home, Inc.; Karrington Health, Inc.; Regent Assisted Living, Inc.; and Sunrise Assisted Living, Inc. All of the companies in the Peer Group are weighted by their respective market capitalization. Atria Communities, Inc. was deleted from the Peer Group in 1998 because it became a private company. In 1999 Karrington Health, Inc. merged with Sunrise Assisted Living, Inc. we included the combined company in the Peer Group.

                 COMPARISON OF 51 MONTH CUMULATIVE TOTAL RETURN*
   AMONG ARV ASSISTED LIVING INC., THE AMEX MARKET VALUE INDEX AND PEER GROUP

                                   [GRAPHIC]

PEER GROUP CUMULATIVE RETURN                         WEIGHTED CUMULATIVE TOTAL RETURN
----------------------------                         --------------------------------
(WEIGHTED AVERAGE BY MARKET VALUE)     10/19/95     3/96      3/97      12/97      12/98      12/99
ARV Assisted Living, Inc.                100        121        70        114         44         11

Peer Group Weighted Average              100        115        84        125        129         31

AMEX Market Value                        100        105       107        130        132        229

------------

o $100 INVESTED ON 10/19/95 IN STOCK OR 9/30/95 IN INDEX -- INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 26, 2000 (based on a total of 17,459,689 outstanding shares of Common Stock) by each of our directors, each of the Named Executive Officers and all executive officers and directors as a group. Except as otherwise indicated, we believe the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

         Amounts and percentages listed below include warrants and options that are exercisable within 60 days of April 26, 2000.

                                                               AMOUNT AND
                                                                 NATURE
                                                            OF BENEFICIALLY
        NAME AND ADDRESS OF BENEFICIAL OWNER(1)                 OWNERSHIP                   PERCENTAGE OF CLASS
        ---------------------------------------                 ---------                   -------------------
Prometheus Assisted Living LLC(2).....................          7,595,069                        43.5%
John A. Moore(2)......................................                  -                            *
Jeffrey Koblentz(2)...................................                  -                            *
Douglas M. Pasquale(3)................................            131,134                            *
David P. Collins(4)...................................            525,745                         3.0%
Maurice J. DeWald(5)..................................             16,600                            *
Abdo H. Khoury(6).....................................             48,209                            *
Laura Loda(7).........................................             19,667                            *
Robertson K. Chandler(8)..............................             25,000                            *
All directors and executive officers as a group (13
persons)..............................................          8,361,524                        47.9%

----------

*   Less than 1%.

(1) Except where otherwise noted, the address of the Company's directors and executive officers is c/o ARV Assisted Living, Inc., 245 Fischer Avenue, Costa Mesa, California 92626.

(2) Messrs. Moore and Koblentz are Principals of LFREI, the managing member of Prometheus. Mr. Moore is the Chief Financial Officer of LFREI.

(3) Of the 131,134 shares beneficially owned by Mr. Pasquale, 9,800 are held in his name and 121,334 are options exercisable within 60 days of April 26, 2000.

(4) Of the 524,745 shares beneficially owned by Mr. Collins, 98,678 are held of record by the D & V Collins Family Limited Partnership (as to which Mr. Collins has shared voting and investment power), 416,008 shares are held by the Collins Family Community Property Trust (as to which Mr. Collins has shared voting and investment power), 8,559 shares are held by Mr. Collins IRA and 2,500 are options exercisable within 60 days of April 26, 2000.

(5) Of the 16,600 shares beneficially owned by Mr. DeWald, as a non-employee director, 6,600 are held in his name and 10,000 are options exercisable within 60 days of April 26, 2000.

(6) Of the 48,209 shares beneficially owned by Mr. Khoury, 13,000 are held in his name and 35,209 are options exercisable within 60 days of April 26, 2000.

(7) Of the 19,667 shares beneficially owned by Ms. Loda, 3,000 are held in her name and 16,667 are options exercisable within 60 days of April 26, 2000.

(8) Of the 25,000 shares beneficially owned by Mr. Chandler, 25,000 are options exercisable within 60 days of April 26, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    As of April 27, 2000, the following persons are known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock. The numbers shown on the table should be interpreted in light of the related footnote.

                                NAME AND ADDRESS OF                 AMOUNT AND NATURE OF
TITLE OF CLASS                   BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP         PERCENT OF CLASS(4)
--------------        ------------------------------------          --------------------         -------------------
   Common              Prometheus Assisted Living LLC(1)                7,595,069                      43.5%
                      Thirty Rockefeller Plaza, 63rd Floor
                               New York, NY 10020

   Common              Dimensional Fund Advisors Inc.(2)                1,002,600                       5.74%
                        1299 Ocean Avenue, 11th Floor
                           Santa Monica, CA 90401

   Common             Wellington Management Company LLP(3)                957,100                       5.48%
                              75 State Street
                             Boston, MA 02109

----------

(1) According to the Schedule 13D/A filed on February 14, 2000 by Prometheus Assisted Living LLC. LF Strategic Realty Investors II L.P. and LFSRI II CADIM Alternative Partnership L.P. also have voting and dispositive power over the shares held by Prometheus Assisted Living LLC.

(2) According to Schedule 13G filed on February 3, 2000 by Dimensional Fund Advisors, Inc.

(3) According to Schedule 13F filed on March 31, 1999 by Wellington Management Company LLP.

(4) Based on 17,459,689 shares of Common Stock issued and outstanding as of April 27, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We utilize the services of J&D Design, as well as others, for interior design work at our communities. The principal of J&D Design is Joan Davidson, wife of former Senior Vice President Eric Davidson and daughter-in-law of the former Chairman, President and Chief Executive Officer, Gary Davidson. Services provided by J&D Design include design work and the purchase of furniture, fixtures and equipment ("FF&E") for developed assisted living communities and rehabilitation of existing or newly acquired assisted living communities. We paid J&D Design approximately $13,000, $560,000, and $755,000 for the years ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997, respectively, a portion of which was for design services and a portion of which was for reimbursement of costs for FF&E.

         Mr. R. Bruce Andrews, a former member of our Board of Directors, is President of Nationwide Health Properties, Inc. ("NHP"), a Health Care REIT. NHP is the owner of 16 assisted living communities that are leased to the Company. Of that number, leases for 13 assisted living communities were entered into prior to November 29, 1995, the date Mr. Andrews became a Board member, and leases for three assisted living communities were entered into during Mr. Andrews' tenure as Board member. Lease expenses have aggregated approximately $12.0 million, $11.3 million, and $8.2 million for the years ended December 31, 1999 and 1998, and the nine-month period ended December 31, 1997, respectively.

         On September 29, 1999 Prometheus Assisted Living, LLC ("Prometheus") and certain of its affiliates agreed to settle all outstanding legal actions with us and accept a promissory note for $1.5 million as full satisfaction of its claims, $0.4 million of which has been recorded as additional private placement costs. This note will bear interest beginning on April 1, 2001 at a rate equal to the 30 day Treasury bill rate quoted by the Wall Street Journal. Interest payments will be made on the first day of each month beginning on May 1, 2001 and continue until maturity of the note on April 1, 2002. In the event of default, the note is immediately due and payable and interest shall accrue at a rate that is 4% above the interest rate otherwise in effect. Because the note payable is non-interest bearing, a 12% imputed interest discount was used in recording the obligation. We have the right at any time to prepay the Note in whole or in part. Any time prior to November 1, 1999 the prepayment price is equal to 91% of the aggregate principal balance. Such prepayment price shall increase by 0.5% of the aggregate principal amount of the Note on the 10th day of each month thereafter until April 1, 2002.

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

         On April 24, 2000, the Company entered into a Term Loan Agreement with LFSRI II Assisted Living LLC ("LFSRI"), an affiliate of Prometheus. As of April 27, 2000, Prometheus beneficially owned approximately 43.5% of the Company's outstanding Common Stock. Pursuant to the term Loan Agreement, the Company may borrow up to $10,000,000 from LFSRI with a maturity date of April 24, 2002, which, subject to certain condition, may be extended by one year if no default has occurred. The outstanding amount under the loan will bear interest at the annual rate equal to the LIBOR rate for each interest period plus a 10% margin. In connection with the Term Loan Agreement, the Company issued to LFSRI a warrant to purchase up to 750,000 share of the company's Common Stock at a price of $3.00 per share, subject to various adjustments, exercisable until April 24, 2005. The Company also amended its stockholder rights agreement to prevent shares that Prometheus may be deemed to beneficially own by reason of LFSRI's rights under the warrant from causing Prometheus to become an "Acquiring Person" and thus causing a triggering event under the rights agreement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statement Schedules. None

(b) Reports on Form 8-K.  None.

(c) Exhibits: None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ARV ASSISTED LIVING, INC.


                                 By: /s/ DOUGLAS M. PASQUALE
                                     -------------------------------------------
                                                 Douglas M. Pasquale
                                        Chairman of the Board, President and
                                              Chief Executive Officer

Date: April 28, 2000

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


          SIGNATURE                                     TITLE                                         DATE
          ---------                                     -----                                         ----
/s/   DOUGLAS M. PASQUALE            Chairman of the Board, President and Chief                 April 28, 2000
-------------------------            Executive Officer (Principal Executive Officer)
      Douglas M. Pasquale

/s/     ABDO H. KHOURY               Senior Vice President and Chief Financial Officer          April 28, 2000
-------------------------            (Principal Financial & Accounting Officer)
        Abdo H. Khoury

/s/      JOHN A. MOORE               Director                                                   April 28, 2000
-------------------------
         John A. Moore

/s/    DAVID P. COLLINS              Director                                                   April 28, 2000
-------------------------
       David P. Collins

/s/    MAURICE J. DEWALD             Director                                                   April 28, 2000
-------------------------
       Maurice J. DeWald

/s/    JEFFREY KOBLENTZ              Director                                                   April 28, 2000
-------------------------
       Jeffery Koblentz