Form 10-Q
period 2000-03-31
ARV ASSISTED LIVING INC
filed 2000-05-15
CIK 949322

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                                       Yes [X]        No [ ]

The number of outstanding shares of the Registrant's Common Stock, no par value, as of May 8, 2000 was 17,459,689.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 MARCH 31,          DECEMBER 31,
                                                                   2000                 1999
                                                                 --------           ------------
Current assets:
  Cash and cash equivalents..................................... $ 12,417            $ 14,570
  Accounts receivable and amounts due from affiliates...........    1,519               2,165
  Prepaids and other current assets.............................    3,016               2,772
  Properties held for sale, net.................................    3,571               4,301
                                                                 --------            --------
          Total current assets..................................   20,523              23,808
Property, furniture and equipment, net..........................  101,502             102,185
Goodwill, net...................................................   19,284              19,430
Operating lease security deposits...............................   12,169              12,164
Other non-current assets........................................   15,546              15,700
                                                                 --------            --------
                                                                 $169,024            $173,287
                                                                 ========            ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.............................................. $  2,193            $  1,503
  Accrued liabilities...........................................    8,537              10,270
  Notes payable, current portion................................    1,352               1,363
  Accrued interest payable......................................    1,864               1,292
  Net current liabilities from discontinued operations..........    2,951               2,510
                                                                 --------            --------
          Total current liabilities.............................   16,897              16,938
Notes payable, less current portion.............................  106,314             114,369
Lease liabilities...............................................    1,933               1,922
Other non-current liabilities...................................      898                 934
                                                                 --------            --------
                                                                  126,042             134,163
                                                                 --------            --------
Commitments and contingent liabilities

Shareholders' equity:
  Preferred stock, no par value. Authorized
    8,000 shares, none issued and outstanding...................        -                   -
  Common stock, no par value. Authorized
     100,000 shares; issued and outstanding
     17,460 and 16,679 shares at March 31, 2000
     and December 31, 1999, respectively........................  145,512             144,280
  Accumulated deficit........................................... (102,530)           (105,156)
                                                                 --------            --------
          Total shareholders' equity............................   42,982              39,124
                                                                 --------            --------
                                                                 $169,024            $173,287
                                                                 ========            ========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
Revenue:
  Assisted living community revenue:
    Rental revenue ............................................   $ 28,289       $ 28,623
    Assisted living and other services ........................      6,389          6,876
    Management fees from others ...............................         --            143
    Management fees from affiliates ...........................        215            237
                                                                  --------       --------
                   Total revenue ..............................     34,893         35,879
                                                                  --------       --------
Operating expenses:
  Assisted living community operating expense .................     22,686         21,822
  Assisted living community lease expense .....................      8,388          8,075
  General and administrative ..................................      2,863          4,278
  Depreciation and amortization ...............................      2,109          2,257
                                                                  --------       --------
                    Total operating expenses ..................     36,046         36,432
                                                                  --------       --------
Loss from operations ..........................................     (1,153)          (553)
                                                                  --------       --------

Other income (expense):
  Interest income .............................................        314            145
  Other income, net ...........................................          4             55
  Interest expense ............................................     (2,212)        (2,008)
                                                                  --------       --------
                    Total other expense .......................     (1,894)        (1,808)
                                                                  --------       --------

Loss from continuing operations before income tax expense,
minority interest in income of majority owned entities,
extraordinary item and change in accounting principle .........     (3,047)        (2,361)

Income tax expense ............................................          8             --
                                                                  --------       --------
Loss from continuing operations before minority interest in
income of majority owned entities, extraordinary item and
change in accounting principle ................................     (3,055)        (2,361)
Minority interest in (income) loss of majority owned entities..         67           (415)
                                                                  --------       --------
Loss from continuing operations before extraordinary item
and change in accounting principle ...........................      (2,988)        (2,776)
Extraordinary gain from early extinguishment of debt, net
  of income tax ...............................................      5,613             --
                                                                  --------       --------
Income (loss) from continuing operations before change in
  accounting principle ........................................      2,625         (2,776)
Cumulative effect of change in accounting principle ...........         --         (1,259)
                                                                  --------       --------
         Net income (loss) ....................................   $  2,625       $ (4,035)
                                                                  ========       ========

Basic and diluted loss per common share:
  Loss from continuing operations before extraordinary item
   and change in accounting principle .........................   $  (0.18)      $  (0.17)
  Extraordinary gain from early extinguishment of debt, net
   of income tax ..............................................       0.33             --
  Cumulative effect of change in accounting principle .........         --          (0.08)
                                                                  --------       --------
         Net income (loss) ....................................   $   0.15       $  (0.25)
                                                                  ========       ========

Weighted average common shares outstanding ....................     17,048         15,873
                                                                  ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------
                                                                     2000           1999
                                                                   --------       --------
Net cash used in operating activities of continuing
  operations....................................................   $   (946)      $ (2,088)
Net cash provided by operating activities of discontinued
  operations....................................................        441            272
                                                                   --------       --------
         Net cash used in operating activities..................       (505)        (1,816)
                                                                   --------       --------
Cash flows used in investing activities:
  Proceeds from the sale of partnership, net of cost............        713         21,260
  Purchase of previously leased communities.....................         --        (14,636)
  Additions to property, furniture and equipment................       (863)        (2,205)
  Additions to property held for sale...........................        (78)            --
  Increase in leased property security deposits.................         (5)        (4,582)
  Cash contributed to joint venture.............................         --         (1,248)
  Other.........................................................         --            (16)
                                                                   --------       --------
         Net cash used in investing activities..................       (233)        (1,427)
                                                                   --------       --------
Cash flows provided by (used in) financing activities:
  Borrowings under notes payable for purchase of previously
   leased communities...........................................         --         14,678
  Repayments of notes payable...................................       (271)        (9,813)
  Repayments of subordinated debt...............................       (984)            --
  Distributions from majority owned entities....................       (149)          (195)
  Loan fees.....................................................        (11)            --
  Other.........................................................         --           (213)
                                                                   --------       --------
         Net cash provided by (used in) financing activities....     (1,415)         4,457
                                                                   --------       --------
         Net (decrease) increase in cash and cash equivalents...     (2,153)         1,214
Cash and cash equivalents at beginning of period................     14,570         11,885
                                                                   --------       --------
Cash and cash equivalents at end of period......................   $ 12,417       $ 13,099
                                                                   ========       ========
Supplemental schedule of cash flow information:
  Cash paid during the period for:
  Interest......................................................   $  1,640       $  3,429
                                                                   ========       ========
  Income taxes                                                     $     --       $     --
                                                                   ========       ========
Supplemental schedule of non-cash investing activities:
  Conversion of subordinated notes to common stock..............   $  1,232       $     --
  Financing of leased property security deposits................         --          2,033

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We prepared the accompanying condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries ("the Company" or "ARV") following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles ("GAAP") can be condensed or omitted. We have reclassified certain prior year data to conform to the 2000 presentation.

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, you should also read the financial statements and notes in our Form 10-K for 1999, which is on file with the SEC.

The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

USE OF ESTIMATES

In preparing the financial statements conforming with GAAP, we have made estimates and assumptions that affect the following:

    ~ reported amounts of assets and liabilities at the date of the financial statements;

    ~ disclosure of contingent assets and liabilities at the date of the financial statements; and

    ~   reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

RECLASSIFICATIONS

We have reclassified certain prior period amounts to conform to the March 31, 2000 presentation.

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

EARNINGS (LOSS) PER SHARE

Basic earnings per share ("EPS") excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of potentially dilutive securities was not included for any of the periods presented as the effect was antidilutive. Potentially dilutive securities include convertible notes and stock options, which convert to 26,081,865 and 3,883,693 shares of common stock for the three-month periods ended March 31, 2000 and 1999, respectively.

(2) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

We guarantee indebtedness of certain affiliated partnerships as of March 31, 2000 as follows:

                                                        (IN THOUSANDS)
Notes secured by real estate                                  $75,297
Construction loans associated with the
  development and construction of
  affordable housing apartments secured by
  real estate                                                 $14,651

The maximum aggregate amount of guaranteed indebtedness is $89.9 million at March 31, 2000. We have guaranteed tax credits for certain partnerships in the aggregate amount of $65.3 million, excluding interest, penalties or other charges which might be assessed against the partners. We have provided development and operating deficit guarantees for certain affiliated partnerships. In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued nor are any additional accruals anticipated.


LITIGATION

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

    Defendants have filed a counter-claim seeking payment by the ARV Partnerships of certain loan commitment fees allegedly owed to Defendants. The ARV Partnerships believe that they have substantial and meritorious defenses to Defendants' counter-claims. The parties have conducted minimal discovery and will participate in voluntary mediation in an attempt to resolve their dispute before discovery continues.

    We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

(3)      SALE OF PARTNERSHIP INTEREST

In December 1999, we entered into a sale agreement for ARV's partnership interest in the partnership WHW. WHW was the general partner of Sterling Court, a community we managed through February 29, 2000. On March 1, 2000, we completed the sale of the partnership interest. As of December 31, 1999, this partnership was included in assets held for sale at its sales price. The resulting gain or loss was insignificant in 2000.

(4)  RELATED PARTY TRANSACTIONS

    On April 24, 2000, the Company entered into a Term Loan Agreement with LFSRI II Assisted Living LLC ("LFSRI"), an affiliate of Prometheus. As of April 27, 2000, Prometheus beneficially owned approximately 43.5% of the Company's outstanding Common Stock. Pursuant to the Term Loan Agreement, the Company may borrow up to $10,000,000 from LFSRI with a maturity date of April 24, 2002, which, subject to certain conditions, may be extended by one year if no default has occurred. The outstanding amount under the loan will bear interest at the annual rate equal to the LIBOR rate for each interest period plus a 10% margin. In connection with the Term Loan Agreement, the Company issued to LFSRI a warrant to purchase up to 750,000 shares of the company's Common Stock at a price of $3.00 per share, subject to various adjustments exercisable until April 24, 2005. The Company also amended its stockholder rights agreement to prevent shares that Prometheus may be deemed to beneficially own by reason of LFSRI's rights under the warrant from causing Prometheus to become an "Acquiring Person" and thus causing a triggering event under the rights agreement.

(5)  SUBSEQUENT EVENTS

         The Company began retiring portions of its 6 3/4% convertible subordinated debt during 1999 and continued retiring debt in the first quarter of 2000. Subsequent to March 31, 2000 the Company has continued to retire additional bonds for a total of $23.7 million principal amount resulting in a $15.6 million extraordinary gain, net of tax. Through these transactions, we have retired a total of $40.7 million of our public debt yielding extraordinary gains of $28.0 million to date.

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

    - the anticipated sale of 18 ALCs and other properties during the second and third quarters of 2000;

    -   the level of future capital expenditures;

    -   the impact of inflation and changing prices; and

    -   the outcome of certain litigation matters.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

    -   access to capital necessary for acquisitions and development;

    -   our ability to manage growth;

    -   the successful integration of ALCs into our portfolio;

    -   governmental regulations;

    -   competition; and

    -   other risks associated with the assisted living industry.

Although we believe we have the resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurances that events anticipated by these forward-looking statements will in fact transpire as expected.

OVERVIEW

As of March 31, 2000, we operated 56 assisted living communities ("ALCs") containing 6,852 units, including 36 ALCs that are leased pursuant to long-term operating leases ("Leased ALCs"); 15 communities that we own for our own account ("Owned ALCs"); and 5 communities that are managed for related parties ("Managed ALCs"). As of March 31, 2000, we were in various stages of construction on 3 ALCs with an anticipated total of 403 units.

Since commencing operation of ALCs for our own account in April 1994, we have focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they "age in place." As of March 31, 2000, a substantial portion of our business and operations was conducted in California, where 37 of the 56 ALCs we operate are located. We intend to continue to make California the primary focus of our geographic clustering strategy. However, we intend to reduce our prior growth rate in order to focus greater attention on enhancing the profitability of our existing core operations and on leasing up new developments at an increased rate. In addition, we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives. In December 1999 we decided to sell twelve ALCs outside of the western United States. This decision was in keeping with our strategy to focus our efforts on occupancy gains and to lease up ALCs faster.

Newly opened ALCs are expected to incur operating losses until sufficient occupancy levels and operating efficiencies are achieved. Based upon historical experience, we believe that a typical community will achieve its targeted occupancy levels 12 - 24 months from the commencement of operations. Accordingly, we will require substantial amounts of liquidity to maintain the operations of newly opened ALCs. If sufficient occupancy levels are not achieved within reasonable periods, our results of operations, financial position and liquidity could be materially and adversely impacted.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

The following table sets forth a comparison of the three months ended March 31, 2000 ("the 2000 Quarter") and the three months ended March 31, 1999 ("the 1999 Quarter").

                                                            FOR THE THREE MONTHS
(DOLLARS IN MILLIONS)                                        ENDED MARCH 31,        INCREASE/
                                                             2000       1999       (DECREASE)
                                                            -----       -----      ----------
Revenue:
  Assisted living community revenue ..................      $34.7       $35.5        (2.3)%
  Management fees from affiliates and others .........        0.2         0.4       (43.4)%
                                                            -----       -----       -----
          Total revenue ..............................       34.9        35.9        (2.8)%
                                                            -----       -----       -----
Operating expenses:
  Assisted living community operating expense ..........     22.7        21.8         4.0%
  Assisted living community lease expense ..............      8.4         8.1         3.9%
  General and administrative ...........................      2.9         4.2       (33.1)%
  Depreciation and amortization ........................      2.1         2.3        (6.6)%
                                                            -----       -----       -----
          Total operating expenses .....................     36.1        36.4        (1.1)%
                                                            -----       -----       -----
Loss from operations ...................................     (1.2)       (0.5)      108.5%
Other income (expense):
  Interest income ......................................      0.3         0.1       116.6%
  Other income, net ....................................       --          --       (92.7)%
  Interest expense .....................................     (2.2)       (2.0)       10.2%
                                                            -----       -----       -----
          Total other income (expense) .................     (1.9)       (1.9)        4.8%
                                                            -----       -----       -----
Loss from operations before minority interest in
  income of majority owned entities, extraordinary
  item and cumulative effect of change in accounting
  principle .............................................    (3.1)       (2.4)       29.4%
Minority interest in income of majority owned
  entities...............................................     0.1        (0.4)      116.1%
                                                            -----       -----       -----
Loss from operations before extraordinary item and
  cumulative effect of change in accounting principle....    (3.0)       (2.8)        7.6%
Extraordinary gain from early extinguishment of debt,
  net of income tax .....................................     5.6          --       100.0%
                                                                        -----       -----
Loss from operations before cumulative effect of
  change in accounting principle .......................      2.6        (2.8)      194.6%
Cumulative effect of change in accounting ..............       --        (1.2)      100.0%
                                                            -----       -----       -----
          Net income (loss) ............................    $ 2.6       $(4.0)      165.1%
                                                            =====       =====       =====

The decrease in assisted living community revenue is attributable to the following:

        - the reduction of the number of ALCs which we own or lease from 55 during the 1999 Quarter to 51 during the 2000 Quarter;

        - a decrease in average occupancy for ALCs not in development which we own or lease from 87.4% for the 1999 Quarter as compared to 86.4% for the 2000 Quarter; offset by

        - an increase in average rate per occupied unit for ALCs which we owned and leased in both periods to $2,124 for the 2000 Quarter as compared to $2,026 for the 1999 Quarter; and

        - an increase in assisted living penetration to 45.7% for the 2000 Quarter as compared to 44.4% for the 1999 Quarter;

Management fees from affiliates and others decreased due to the decrease in the number of management contracts to five in 2000 from eight in 1999.

Assisted living community operating expense increased $0.9 million due to:

        - an increase in the amount of payroll related expenses of $1.6 million;

        - an increase in variable expenses, primarily food costs of $0.6 million

        -   start up costs of $0.5 million for a new community;

        -   an increase in marketing and related activities of $0.3 million;

        -   an increase in property taxes of $0.2 million; and

        -   various other costs of $0.2 million; offset by

        - reduced expenses of $2.5 million from the sale of five communities during 1999.

Assisted living community lease expense increased $0.3 million due to:

        - increased lease payments on leased facilities for additional capital expenditures; and

        - additional lease expenses due to improved revenue in 2000 Quarter compared to the revenue in the base years on certain leases.

General and administrative expenses decreased $1.3 million due to:

        -   recovery from insurance of cost for proxy fight, $0.5 million;

        - $0.2 million reversal of accrual for settlement for outstanding legal bills;

        - 1999 included $0.6 million in proxy fight legal costs which were not incurred in the 2000 quarter.

Depreciation and amortization expenses decreased due to the sale of five communities in 1999; partially offset by one new community that opened in December 1999 and the purchase of 4 previously leased communities in February of 1999.

Interest income increased due to higher average cash balances carried by us during the 2000 Quarter as compared to the 1999 Quarter as proceeds from the sale of communities and refinancing flowed through.

Other income decreased slightly for the 2000 Quarter as compared to the 1999 Quarter.

Interest expense increased due to additional debt assumed in connection with the 1999 refinancing and acquisition of previously leased communities.

Minority interest decreased $0.5 million due to the loss incurred in the 2000 Quarter as compared to a gain in the 1999 Quarter by a partnership in which ARVAL is invested.


LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $12.4 million and $14.6 million at March 31, 2000 and December 31, 1999, respectively.

Working capital decreased to $3.6 million as of March 31, 2000 compared to working capital of $6.9 million at December 31, 1999. The decrease was due primarily to cash used in the buy back of subordinated debt, and operating activities and capital expenditures.

Cash used in operating activities was $0.5 million for the 2000 Quarter, compared to $1.8 million for the 1999 Quarter. The primary components of cash used in operating activities for the 2000 Quarter were:

        -   a net loss before extraordinary item of $3.0 million;

        -   a $0.7 million decrease in net liabilities; offset by

        - $0.4 million of cash provided by operations of discontinued operations;

        -   non-cash charges of $2.1 million for depreciation and amortization;
            and

        -   $0.8 million in other non-cash items.

Cash used in investing activities was $0.2 million for the 2000 Quarter, compared to $1.4 million for the 1999 Quarter. The primary components of cash used in investing activities for the 2000 Quarter were:

        - $0.9 million of purchases of property, furniture and equipment; offset by:

        - $0.7 million of proceeds from the sale of our interest in the WHW partnership.

Net cash used in financing activities was $1.4 million for the 2000 Quarter, compared to net cash provided by financing activities of $4.5 million for the 1999 Quarter. The primary components of cash used in financing activities for the 2000 Quarter were:

        -   $1.0 million for repayments of subordinated debt;

        -   $0.3 million for repayments of notes payable; and

        - $0.1 million for distributions paid from majority owned partnerships to the minority unit holders.

The various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, debt-to-equity and debt service coverage, among others. At March 31, 2000, we were not in compliance with the current ratio, tangible net worth, debt service coverage and facility coverage ratio under certain lease agreements. We have obtained waivers for those covenants with which we were not in compliance through March 31, 2000. If the waivers for non-compliance had not been obtained, then we would be in default under certain lease agreements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2000. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

    For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $255,000.

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

                                                          EXPECTED MATURITY DATE - MARCH 31,
                                                                                                                FAIR
                                 2001       2002        2003      2004       2005    THEREAFTER      TOTAL      VALUE
                               --------   --------   ---------  ---------  --------  ----------      -----      -----
                                                                (DOLLARS IN THOUSANDS)
   Fixed rate debt             $    738   $ 41,033    $   --    $    --    $    --   $ 40,428       $ 82,199   $ 82,199
   Average interest rate           9.15%      9.15%       --         --         --       6.75%

   Variable rate debt          $    614   $    632    $19,813   $  4,408   $    --   $     --       $ 25,467   $ 25,467
   Average interest rate           8.95%      9.00%      9.06       8.69%       --         --

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

    Defendants have filed a counter-claim seeking payment by the ARV Partnerships of certain loan commitment fees allegedly owed to Defendants. The ARV Partnerships believe that they have substantial and meritorious defenses to Defendants' counter-claims. The parties have conducted minimal discovery and will participate in voluntary mediation in an attempt to resolve their dispute before discovery continues.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

     10.1             Term Loan Agreement
     10.2             Warrant to Purchase Common Stock of ARV Assisted Living, Inc
     10.3             Second Amendment to Rights Agreement

     10.4             Term Note
     10.5             Waiver
     27               Financial Data Schedule

 (b)     REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ARV ASSISTED LIVING, INC.,
                                           A Delaware Corporation


                                           By:  /s/ Douglas M. Pasquale
                                              ----------------------------------
                                           Douglas M. Pasquale
                                           President and Chief Executive Officer
                                           (Duly authorized officer)

                                           Date: May 12, 2000



                                           By:  /s/ Abdo H. Khoury
                                              ----------------------------------
                                           Abdo H. Khoury
                                           Senior Vice President and
                                              Chief Financial Officer
                                           (Duly authorized officer)

                                           Date: May 12, 2000

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                      DESCRIPTION
       ------                      -----------
     10.1         Term Loan Agreement
     10.2         Warrant to Purchase Common Stock of ARV Assisted Living, Inc
     10.3         Second Amendment to Rights Agreement
     10.4         Term Note
     10.5         Waiver
     27           Financial Data Schedule