Form 10-Q
period 2000-06-30
ARV ASSISTED LIVING INC
filed 2000-08-11
CIK 949322

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock, no par value, as of August 10, 2000 was 17,459,689.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                            JUNE 30,       DECEMBER 31,
                                                              2000            1999
                                                            ---------      ------------
Current assets:
  Cash and cash equivalents ..........................      $  14,392       $  14,570
  Accounts receivable and amounts due from affiliates           1,652           2,165
  Prepaids and other current assets ..................          3,304           2,772
  Properties held for sale, net ......................          5,311           4,301
                                                            ---------       ---------
          Total current assets .......................         24,659          23,808
Property, furniture and equipment, net ...............        101,234         102,185
Goodwill, net ........................................         19,138          19,430
Operating lease security deposits ....................          9,242          12,164
Other non-current assets .............................         16,998          16,704
                                                            ---------       ---------
                                                            $ 171,271       $ 174,291
                                                            =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................      $   1,560       $   1,503
  Accrued liabilities ................................          8,917          10,270
  Notes payable, current portion .....................         42,161           1,363
  Accrued interest payable ...........................            736           1,292
  Net current liabilities from discontinued operations          2,842           2,510
                                                            ---------       ---------
          Total current liabilities ..................         56,216          16,938
Notes payable, less current portion ..................         54,767         114,369
Lease liabilities ....................................          1,945           1,922
Other non-current liabilities ........................            861             934
                                                            ---------       ---------
                                                              113,789         134,163
                                                            ---------       ---------

Minority interest in majority owned entities .........          1,109           1,004
Shareholders' equity:
  Preferred stock, no par value. Authorized
    8,000 shares, none issued and outstanding ........             --              --
  Common stock, no par value. Authorized
     100,000 shares; issued and outstanding
     17,460 and 16,679 shares at June 30, 2000
     and December 31, 1999, respectively .............        145,512         144,280
  Accumulated deficit ................................        (89,139)       (105,156)
                                                            ---------       ---------
          Total shareholders' equity .................         56,373          39,124
                                                            ---------       ---------
Commitments and contingent liabilities
                                                            $ 171,271       $ 174,291
                                                            =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                      -----------------------       -----------------------
                                                        2000           1999           2000           1999
                                                      --------       --------       --------       --------
Revenue:
  Assisted living community revenue:
    Rental revenue                                    $ 28,007       $ 27,271       $ 56,296       $ 55,894
    Assisted living and other services                   6,200          6,759         12,589         13,635
  Management fees from others                               --            101             --            244
  Management fees from affiliates                          178            213            393            450
                                                      --------       --------       --------       --------
         Total revenue                                  34,385         34,344         69,278         70,223
                                                      --------       --------       --------       --------
Operating expenses:
 Assisted living community
  operating expense                                     21,912         21,242         44,598         43,064
 Assisted living community lease
   Expense                                               7,893          7,917         16,281         15,992
 General and administrative                              2,874          3,407          5,737          7,626
 Impairment of long lived assets                            --          7,722             --          7,722
 Depreciation and amortization                           2,145          2,097          4,254          4,354
                                                      --------       --------       --------       --------
         Total operating expenses                       34,824         42,385         70,870         78,758
                                                      --------       --------       --------       --------
Loss from operations                                      (439)        (8,041)        (1,592)        (8,535)
                                                      --------       --------       --------       --------

Other income(expense):
  Interest income                                          444            190            758            335
  Other income(expense), net                              (320)           152           (316)           207
  Interest expense                                      (1,668)        (2,078)        (3,880)        (4,086)
  Litigation judgment                                       --         (5,600)            --         (5,600)
                                                      --------       --------       --------       --------
       Total other expense                              (1,544)        (7,336)        (3,438)        (9,144)
                                                      --------       --------       --------       --------
Loss from operations before income tax
 expense, minority interest in income of
 majority owned entities, extraordinary
 item and change in accounting principle                (1,983)       (15,377)        (5,030)       (17,679)
Income tax expense                                          17             --             25             --
                                                      --------       --------       --------       --------
Loss from operations before minority
 interest in income of majority owned
 entities, extraordinary item and change in
 accounting principle                                   (2,000)       (15,377)        (5,055)       (17,679)

Minority interest in income of majority
 owned entities                                           (154)          (316)           (88)          (731)
                                                      --------       --------       --------       --------
Loss from operations  before  extraordinary
 item and change in accounting principle                (2,154)       (15,693)        (5,143)       (18,410)
Extraordinary gain from early extinguishment
 of debt, net of income tax                             15,546             --         21,159             --
                                                      --------       --------       --------       --------
Income (loss) before change in accounting
 principle                                              13,392        (15,693)        16,016        (18,410)

Cumulative effect of change in accounting
 principle, net of  tax                                     --             --             --         (1,259)
                                                      --------       --------       --------       --------
Net income (loss)                                     $ 13,392       $(15,693)      $ 16,016       $(19,669)
                                                      ========       ========       ========       ========

Basic and diluted income(loss) per common share:
 Loss from operations before extraordinary
  item and change in accounting principle             $   (.12)      $   (.99)      $   (.30)      $  (1.16)
 Extraordinary gain from early extinguishment
  of debt, net of income tax                               .89                          1.23
 Cumulative effect of change in accounting
  principle, net of tax                                     --             --             --           (.08)
                                                      --------       --------       --------       --------
       Net income (loss)                              $    .77       $   (.99)      $    .93       $  (1.24)
                                                      ========       ========       ========       ========
Weighted average common shares
 Outstanding                                            17,460         15,873         17,254         15,873
                                                      ========       ========       ========       ========


See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------
Net cash used in operating activities of continuing operations .      $ (2,462)      $ (1,639)
Net cash provided by operating activities of discontinued
 operations ....................................................           332          1,050
                                                                      --------       --------
         Net cash used in operating activities .................        (2,130)          (589)
                                                                      --------       --------
Cash flows used in investing activities:
  Proceeds from the sale of communities, net of cost ...........           713         22,809
  Purchase of previously leased communities ....................            --        (14,636)
  Additions to property, furniture and equipment ...............        (2,825)        (6,056)
  (Increase) decrease in leased property security deposits .....         1,298         (6,204)
  Cash contributed to joint venture ............................            --         (1,248)
  Other ........................................................            --            159
                                                                      --------       --------
         Net cash used in investing activities .................          (814)        (5,176)
                                                                      --------       --------
Cash flows provided by financing activities:
  Borrowings under notes payable for purchase of previously
   leased communities ..........................................            --         14,678
  Borrowing under refinancing for owned communities ............            --         41,817
  Borrowing under non-secured credit line ......................         7,000             --
  Proceeds from note payable ...................................        11,209             --
  Repayments of notes payable ..................................        (5,577)       (35,716)
  Repayments of subordinated debt ..............................        (9,013)            --
  Distributions from majority owned entities ...................          (152)          (533)
  Loan fees ....................................................          (701)            --
  Other ........................................................            --            (76)
                                                                      --------       --------
         Net cash provided by financing activities .............         2,766         20,170
                                                                      --------       --------
         Net (decrease) increase in cash and cash equivalents ..          (178)        14,405
Cash and cash equivalents at beginning of period ...............        14,570         11,884
                                                                      --------       --------
Cash and cash equivalents at end of period .....................      $ 14,392       $ 26,289
                                                                      ========       ========

Supplemental schedule of cash flow information:
 Cash paid during the period for:
  Interest .....................................................      $  4,436       $  4,657
                                                                      ========       ========
  Income taxes .................................................      $     --       $     --
                                                                      ========       ========
Supplemental schedule of non-cash investing activities:
  Conversion of subordinated notes to common stock .............      $  1,232
  Financing of leased property security deposits ...............                     $  2,033


See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

RECLASSIFICATIONS

We have reclassified certain prior period amounts to conform to the June 30, 2000 presentation.

RECENT ACCOUNTING DEVELOPMENTS

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which was effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized start-up or organizational costs. We adopted the provisions of SOP 98-5 on January 1, 1999 and reported a charge of approximately $1.3 million for the cumulative effect of this change in accounting principle. There was no effect on income taxes related to the write-off.

GAIN (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of potentially dilutive securities was not included for any of the periods presented as the effect was antidilutive. Potentially dilutive securities include convertible notes and stock options, which convert to 17,710,000 and 12,778,000 shares of common stock for the six-month period ended June 30, 2000 and 1999, respectively.

(2) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

The Company has guaranteed indebtedness of certain affiliated partnerships as follows:

                                                    (IN THOUSANDS)
       Notes secured by real estate                     $75,262
       Construction loans associated with the
         Development and construction of
         Affordable housing apartments                  $14,651

The Company has guaranteed $89.9 million of loans in the event of fraud, material misrepresentations, environmental impairment and certain loan covenants. The Company has guaranteed tax credits for certain partnerships in the aggregate amount of $65.3 million, excluding interest, penalties or other charges which might be assessed against the partners. We have provided development and operating deficit guarantees for certain affiliated partnerships. In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued nor are any additional accruals anticipated.

LITIGATION

    On June 15, 1999 six California limited partnerships of which the Company is the managing general partner and a majority limited partner - American Retirement Villas Properties II, American Retirement Villas Properties III, Bradford Square, LP, Casa Bonita Fullerton, Ltd., Collwood Knolls, L.P., and San Gabriel Retirement Villa, L.P. (the "ARV Partnerships")-filed an action in the Superior Court for the State of California, County of Orange, seeking a declaratory judgment and damages for breach of contract, promissory estoppel, fraud and negligent misrepresentation against PRN Mortgage Capital, L.L.C. and Red Mountain Funding, L.L. C. (the "Defendants"). Defendants filed a counter-claim seeking payment by the ARV Partnerships of certain loan commitment fees allegedly owed to Defendants. On June 29, 2000 all parties submitted the matter to arbitration and hereafter agreed to dismiss all actions in consideration of Defendants payment to the ARV Partnerships of the settlement sum of $400,000. The settlement agreement has been executed and the payment was received on August 3, 2000.

     We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

(3) SALES OF ASSISTED LIVING COMMUNITIES

On May 26, 2000, we entered into a leasehold interest purchase and sale agreement for the sale of three ALCs located outside of California for $10.00. In addition we received a non-interest bearing note for $500,000 in exchange for security deposits on one of those properties. The note is due on April 1, 2010 and has been discounted at a 7% rate to a value of $245,000. On June 1, 2000, we completed the sale of these three ALCs. As of December 31, 1999, these ALCs were included in assets held for sale at their sales price. The resulting gain or loss was insignificant during 2000.

(4) RELATED PARTY TRANSACTIONS

On April 24, 2000, the Company entered into a Term Loan Agreement with LFSRI II Assisted Living LLC ("LFSRI"), an affiliate of Prometheus. As of April 27, 2000, Prometheus beneficially owned approximately 43.5% of the Company's outstanding Common Stock. Pursuant to the Term Loan Agreement, the Company may borrow up to $10,000,000 from LFSRI with a maturity date of April 24, 2002, which, subject to certain conditions, may be extended by one year if no default has occurred. The outstanding amount under the loan will bear interest at the annual rate equal to the LIBOR rate for each interest period plus a 10% margin. At June 30, 2000, there was $7,000,000 outstanding. In connection with the Term Loan Agreement, the Company issued to LFSRI a warrant to purchase up to 750,000 shares of the company's Common Stock at a price of $3.00 per share, subject to various adjustments exercisable until April 24, 2005. The Company also amended its stockholder rights agreement to prevent shares that Prometheus may be deemed to beneficially own by reason of LFSRI's rights under the warrant from causing Prometheus to become an "Acquiring Person" and thus causing a triggering event under the rights agreement. As a part of the Term Loan Agreement the company had until August 24, 2000 to exercise the remaining $3,000,000. On August 4, 2000, the Company extended this option to November 22, 2000 for a 0.5% fee on the unutilized portion.


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

     o the anticipated sale of 15 ALCs and other properties during the third and fourth quarters of 2000;

     o    the level of future capital expenditures;

     o    the impact of inflation and changing prices; and

     o    the outcome of certain litigation matters.

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

OVERVIEW

As of June 30, 2000, we operated 55 assisted living communities ("ALCs") containing 6,623 units, including 33 ALCs that are leased pursuant to long-term operating leases ("Leased ALCs"); 15 communities that we own for our own account ("Owned ALCs"); and 7 communities that are managed for related parties ("Managed ALCs"). In April 2000 we opened Lynnbrooke, a 140- unit ALC in Irvine, CA, under a joint venture agreement. Lynnbrooke is ARV's first community in Southern California to offer a distinct unit for the treatment of Alzheimer's disease and other memory disorders. In June 2000 we opened Bay Spring Village, a 127-unit facility in Barrington, RI. This facility was started before the decision was made to focus our growth efforts in the western United States. As of June 30, 2000, we were in construction on a remaining 137 unit ALC in Colorado.

Since commencing operation of ALCs for our own account in April 1994, we have focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they "age in place." As of June 30, 2000, a substantial portion of our business and operations was conducted in California, where 38 of the 55 ALCs we operate are located. We intend to continue to make California the primary focus of our geographic clustering strategy. However, we intend to reduce our prior growth rate in order to focus greater attention on enhancing the profitability of our existing core operations and on leasing up new developments at an increased rate. In addition, we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives. In June 1999 we booked a $7.7 million impairment for ALC's located outside the western United States. In December 1999 we decided to sell twelve ALCs outside of the western United States; to date we have sold three of these. This decision was in keeping with our strategy to focus our efforts on occupancy gains and to lease up ALCs faster.

Newly opened ALCs are expected to incur operating losses until sufficient occupancy levels and operating efficiencies are achieved. Based upon historical experience, we believe that a typical community will achieve its targeted occupancy levels 18 - 24 months from the commencement of operations. Accordingly, we will require substantial amounts of liquidity to maintain the operations of newly opened ALCs. If sufficient occupancy levels are not achieved within reasonable periods, our results of operations, financial position and liquidity could be materially and adversely impacted.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         The following table sets forth a comparison of the three months ended June 30, 2000 and the three months ended June 30, 1999.

                       Operating Results before Impairment
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                  (In millions)

                                                             FOR THE THREE MONTHS
         (DOLLARS IN MILLIONS)                                  ENDED JUNE 30,      INCREASE/
                                                               2000        1999     (DECREASE)
                                                               -----       -----    ----------
          Revenue:
            Assisted living community revenue .........        $34.2       $34.0        0.5%
            Management fees from affiliates and others           0.2         0.3      (43.3)%
                                                               -----       -----      -----
                    Total revenue .....................         34.4        34.3        0.1%
                                                               -----       -----      -----
          Operating expenses:
            Assisted living community operating expense         21.9        21.2        3.2%
            Assisted living community lease expense ...          7.9         7.9       (0.3)%
            General and administrative ................          2.9         3.4      (15.6)%
            Depreciation and amortization .............          2.1         2.1        2.3%
                                                               -----       -----      -----
                    Total operating expenses ..........         34.8        34.6      (17.8)%
                                                               -----       -----      -----
          Loss from operations before impairment ......        $(0.4)      $(0.3)     (37.8)%
                                                               =====       =====      =====

Total revenue for the three months ended June 30, 2000 increased $0.1 million to $34.4 million from $34.3 million for the three months ended June 30, 1999. This increase was primarily due to an increase in assisted living community revenue as described below.

Assisted living community revenue increased $0.2 million to $34.2 million for the three months ended June 30, 2000 from $34.0 million for the three months ended June 30, 1999.

The increase in assisted living community revenue is attributable to the following:

o An increase in average rate per occupied unit for ALCs, which we owned and leased in both periods to $2,139 for the 2000 quarter as compared to $2,059 for the 1999 quarter; offset by

o The sales of ALCs which were determined to be non-strategic. As of June 30, 2000, we owned and leased 48 ALCs for our own account consisting of 33 Leased ALCs and 15 Owned ALCs. As of June 30, 1999, we owned and leased a total of 51 ALCs for our own account consisting of 35 leased ALCs and 16 Owned ALCs.

Management fees from affiliates and others for the 2000 quarter decreased by $0.1 million due to the loss of management contracts.

Assisted living community operating expenses increased $0.7 million to $21.2 million for the three months ended June 30, 2000 from $21.2 million for the three months ended June 30, 1999. These increases were due to the following:

o Increase in overtime due to labor shortages and additional personnel needed to support the assisted living operations;

o    Increase in worker's compensation insurance expense; and

o Increases in marketing expense to update collateral advertising materials and support.

Assisted living community lease expenses remained relatively constant at $7.9 million, as the decrease due to the reduction in the number of facilities lease for the three months ended June 30, 2000 was offset by contracted rate increases.

General and administrative expenses decreased $0.5 million to $2.9 million for the three months ended June 30, 2000 from $3.4 million for the three months ended June 30, 1999, as a result of:

o    Decrease in legal fees for lawsuits and proxy fight expenses in 1999; and

o    Management's continued efforts to reduce staff at our corporate offices.

Depreciation and amortization expenses remained relatively constant at $2.1 million when compared to June 30, 1999. The anticipated decrease in depreciation and amortization as a result of the sale of communities was offset by a new community and capital expenditures.

Interest income increased $0.2 million due to the higher average cash balances carried during the three months ended June 30, 2000.

Interest expense decreased $0.5 million to $1.6 million for the three months ended June 30, 2000 compared with $2.1 million for the three months ended June 30, 1999 due to our debt retirement program and settlement from arbitration in June 2000 of the loan fees paid in 1998 to a potential lender. This was offset by increases due to the refinancing in 1999. Interest expense consisted primarily of interest incurred on our remaining $16.8 million of 6-3/4%, convertible subordinated notes due 2006 and mortgage interest on owned ALCs.

Other income and expense increased $0.5 million primarily due to an operating loss generated by a skilled nursing facility. We do not consider the skilled nursing facility part of our operations, hence its loss is recorded in other income and expense.

The litigation judgement in June 1999 was for the award on the Emeritus lawsuit of $5.4 million and an accrual of $0.2 million in legal costs.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

The following information concerning the operating results of the Company for the six-month period ended June 30, 2000 is presented in order to provide the reader with additional information concerning the Company's operations.

                       Operating Results before Impairment
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                  (In millions)

                                                                   JUNE 30,
                                                               -----------------    INCREASE/
                                                               2000        1999     (DECREASE)
                                                               -----       -----    ----------
          Revenue:
            Assisted living community revenue .........        $68.9       $69.5       (0.9)%
            Management fees from affiliates and others           0.4         0.7      (43.4)%
                                                               -----       -----      -----
                    Total revenue .....................         69.3        70.2       (1.4)%
                                                               -----       -----      -----
          Operating expenses:
            Assisted living community operating expense         44.6        43.0        3.6%
            Assisted living community lease expense ...         16.3        16.0        1.8%
            General and administrative ................          5.7         7.6      (24.8)%
            Depreciation and amortization .............          4.3         4.4       (2.3)%
                                                               -----       -----      -----
                    Total operating expenses ..........         70.9        71.0       (0.2)%
                                                               -----       -----      -----
          Loss from operations before impairment ......        $(1.6)      $(0.8)      95.8%
                                                               =====       =====      =====

Total revenue for the six months ended June 30, 2000 decreased $0.9 million to $69.3 million from $70.2 million for the six months ended June 30, 1999. This decrease was primarily due to:

o a decrease in management fees from affiliates and others of $0.3 million from 1999 levels due to a decrease in management contracts; and

o    the sales of ALCs which were determined to be non-strategic; and

o a decrease in assisted living penetration rate from 46.3% in 1999 to 46.1% for 2000; offset by

o increases in the average rate per occupied unit which went from $2,036 for the six-months ended June 30, 1999 to $2,131 for the six-months ended June 30, 2000; and

o    Higher occupancy rates of 85.3% for 2000 compared to 83.0% for 1999.


Assisted living expenses increased $1.9 million to $60.9 million for the six months ended June 30, 2000, from $59.0 million for the six months ended June 30, 1999. Of these increases, $1.6 million of ALC operating expense and $0.3 million lease expense can be explained as follows:

o Increase in payroll and food costs due to tighter labor markets and higher food prices; and

o the increase in assisted living community lease expense is primarily due to the opening of one leased ALC; offset by,

o    the sale of four communities in 1999.

General and administrative expenses decreased $1.9 million due to:

o    Continuing efforts to reduce staff at our corporate office; and

o    Reduction in legal expenses, recruiting, severance and consulting costs;
     and

o Recovery from insurance of cost of proxy fight in the amount of $0.5 million.

Depreciation and amortization expenses remained relatively constant when compared to the six months ended June 30, 1999.

Interest income increased $0.5 million to $0.8 million for the six months ended June 30, 2000 from $0.3 million for the six months ended June 30, 1999 due to larger average invested cash balances.

Interest expense decreased $0.2 million to $3.9 million for the six months ended June 30, 2000 compared with $4.1 million for the six months ended June 30, 1999 due to the bond retirement offset by the refinancing that was completed in June 1999. Interest expense consisted primarily of interest incurred on our remaining $16.8 million of 6-3/4%, convertible subordinated notes due 2006 as well as mortgage interest on Owned ALCs.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $14.4 million and $14.6 million at June 30, 2000 and December 31, 1999, respectively. The small decrease was due primarily to cash used in operations.

Working capital at June 30, 2000 was a negative $31.6 million due to the reclassification to current liabilities of the loan on the properties refinanced in June 1999. The loans are due June 2001 but are in the process of being refinanced with 30-year loans. However, the company has not received final approvals, therefore the $40.8 million of loans has been reclassified to current liabilities. Without this reclassification the working capital would be $8.8 million compared to $6.9 million at December 31, 1999.

Cash used by operating activities was $2.1 million for the six months ended June 30, 2000, compared to $0.6 million used for the six month period ended June 30, 1999. The primary components of cash used by operating activities for the quarter ended June 30, 2000 were:

o Net loss before extraordinary items for the six months ended June 30, 2000 of $5.1 million; and

o    Net decrease of $1.6 million in liabilities; offset by

o    Discontinued operations generating $0.3 million in cash; and

o    Non-cash charges of $4.3 million for depreciation and amortization.

Cash used in investing activities was $0.8 million for the six months ended June 30, 2000, compared to net cash used in investing activities of $5.2 million for the six months ended June 30, 1999. The primary components of cash used in investing activities for the six months ended June 30, 2000 were:

o    $2.8 million used for purchases of property, furniture and equipment;
     offset by

o    $1.3 million for decreases in Leased ALCs security deposits due to sale;
     and

o    $0.7 million of proceeds from the sale of our interest in a partnership.

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2000, compared to net cash provided by financing activities of $20.2 million for the six months ended June 30, 1999. The primary components of cash provided by financing activities for the period ended June 30, 2000 were:

o Debt proceeds of $11.2 million for the June 28, 2000 refinancing of an owned ALC; and

o    Debt proceeds of $7.0 million on the line of credit; offset by:

o    $5.6 million for repayments of notes payable; and

o    $9.0 million for repayment of subordinated debt; and

o    $0.7 million for payment of loan fees on refinancings and new debt.

The various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At June 30, 2000, we were not in compliance with the current ratio and debt service coverage ratio under certain debt and lease agreements. We have obtained waivers for those covenants with which we were not in compliance. Had we not obtained waivers we would have been in default on certain debt and lease agreements.

We believe that our existing liquidity, our ability to sell ALCs and land sites which do not meet our financial objectives or geographic clustering strategy and our ability to refinance certain owned ALCs and investments will provide us with adequate resources to meet our current operating and investing needs. We do not currently generate sufficient cash from operations to fund recurring working capital requirements. And, we will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our strategy, including the development and rehabilitation of ALCs as well as other capital expenditures. We anticipate that we will be able to obtain the additional financing; however, we cannot assure you that we will be able to obtain financing on favorable terms.

Pursuant to the terms of our development and property management agreements for certain tax credit partnerships, we have provided certain guarantees for the benefit of these partnerships. Among these guarantees are operating deficit, tax credit and financing guarantees. To the extent that the operations of certain tax credit partnerships do not improve prior to the maturity of the existing construction financing, we may be required to fund additional amounts under the terms of our financing guarantees. Management has established a provision for the estimated funding of obligations under our financing guarantees. Actual funding could differ from those estimates.

IMPACT OF INFLATION AND CHANGING PRICES

Operating revenue from ALCs we operate is the primary source of our revenue. These ALCs are affected by rental rates which are highly dependent upon market conditions and the competitive environments where the communities are located. Employee compensation is the principal cost element of property operations. Although we cannot assure you that we will be able to continue to do so, we have been able historically to offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates. However, the labor markets in which we operate communities are generally tight and we expect continued pressure on wage rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 2000. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed-rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $273,000.

The table below details the principal amount and the average interest rates of notes payable in each category based upon the maturity dates. The fair value estimates for notes payable are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of re-pricing of this debt. Our fixed-rate debt consists of convertible subordinated notes payable and mortgage payables. The fixed rate-debt bears interest at rates that approximate current market rates.

                                                MATURITY DATE - JUNE 30,
                              --------------------------------------------------------                                   FAIR
                                2001         2002          2003        2004       2005     THEREAFTER       TOTAL        VALUE
                              -------       ------       -------       ----       ----     ----------      -------      -------
                                                                (DOLLARS IN THOUSANDS)
   Fixed rate debt            $41,777          146       $   160       $174       $189       $27,157       $69,605      $69,605
   Average interest rate          7.5%         7.5%          7.5%       7.4%       7.4%          7.4%

   Variable rate debt         $   384       $1,620       $25,319       $ --       $ --       $    --       $27,323      $27,323
   Average interest rate         11.4%        11.4%          9.5%

We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    On June 15, 1999 six California limited partnerships of which the Company is the managing general partner and a majority limited partner - American Retirement Villas Properties II, American Retirement Villas Properties III, Bradford Square, LP, Casa Bonita Fullerton, Ltd., Collwood Knolls, L.P., and San Gabriel Retirement Villa, L.P. (the "ARV Partnerships")-filed an action in the Superior Court for the State of California, County of Orange, seeking a declaratory judgment and damages for breach of contract, promissory estoppel, fraud and negligent misrepresentation against PRN Mortgage Capital, L.L.C. and Red Mountain Funding, L.L. C. (the "Defendants"). Defendants filed a counter-claim seeking payment by the ARV Partnerships of certain loan commitment fees allegedly owed to Defendants. On June 29, 2000 all parties submitted the matter to arbitration and thereafter agreed to dismiss all actions in consideration of Defendants' payment to the ARV Partnerships of the settlement sum of $400,000. The settlement agreement has been executed and the payment was received on August 3, 2000.

     We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on June 9, 2000. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for or against, or withheld with respect to, each matter.

(a) The stockholders reelected the Class C Director, Maurice J. DeWald to serve until 2003. 15,032,841 votes were received for Mr. DeWald's election, and 891,444 votes were withheld.

The term of office as director continued after the meeting for the following Class A and Class B directors: Douglas M. Pasquale (A), David P. Collins (B), John A. Moore (B), and Jeffrey D. Koblentz (A).

(b) Votes were received for the appointment of KPMG, LLP as the Company's independent auditor as follows:

     For:           15,764,920
     Against:          126,613
     Abstain:           36,752

ITEM 5.  OTHER INFORMATION


None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     10.1             LLC Articles of Incorporation

     10.2             Multifamily Note

     10.3 Term Loan Agreement between ARV Assisted Living, Inc and LFSRI II Assisted Living LLC

     10.4 Term Note between ARV Assisted Living, Inc and LFSRI II Assisted Living LLC

     10.5             Warrant To Purchase Common Stock of ARV Assisted Living,
                      Inc.

     27               Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     None

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

                                        Date: August 10, 2000


                                        By:  /s/ Abdo H. Khoury
                                             ----------------------------------
                                             Abdo H. Khoury
                                             Senior Vice President and Chief
                                             Financial Officer (Duly authorized
                                             officer)

                                        Date: August 10, 2000

                                 EXHIBIT INDEX

Exhibit Number                     Description
--------------                     -----------

     10.1             LLC Articles of Incorporation

     10.2             Multifamily Note

     10.3 Term Loan Agreement between ARV Assisted Living, Inc and LFSRI II Assisted Living LLC

     10.4 Term Note between ARV Assisted Living, Inc and LFSRI II Assisted Living LLC

     10.5             Warrant To Purchase Common Stock of ARV Assisted Living,
                      Inc.

     27               Financial Data Schedule