Form 10-Q
period 2000-09-30
ARV ASSISTED LIVING INC
filed 2000-11-14
CIK 949322

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

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                             Yes [X]    No [ ]

The number of outstanding shares of the Registrant's Common Stock, no par value, as of November 8, 2000 was 17,459,689.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               2000             1999
                                                           -------------     ------------
Current assets:
  Cash and cash equivalents                                  $  13,049        $  14,570
  Accounts receivable and amounts due from affiliates            1,253            2,165
  Prepaids and other current assets                              4,228            2,772
  Properties held for sale, net                                  5,420            4,301
                                                             ---------        ---------
          Total current assets                                  23,950           23,808
Property, furniture and equipment, net                         100,714          102,185
Goodwill, net                                                   18,992           19,430
Operating lease security deposits                                9,951           12,164
Other non-current assets                                        16,626           16,704
                                                             ---------        ---------
                                                             $ 170,233        $ 174,291
                                                             =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $   1,849        $   1,503
  Accrued liabilities                                            9,176           10,270
  Notes payable, current portion                                42,035            1,363
  Accrued interest payable                                       1,102            1,292
  Net current liabilities from discontinued operations           2,865            2,510
                                                             ---------        ---------
          Total current liabilities                             57,027           16,938
Notes payable, less current portion                             54,706          114,369
Lease liabilities                                                1,754            1,922
Other non-current liabilities                                      825              934
                                                             ---------        ---------
                                                               114,312          134,163
                                                             ---------        ---------

Minority interest in majority owned entities                     1,101            1,004

Shareholders' equity:
  Preferred stock, no par value. Authorized
    8,000 shares, none issued and outstanding                       --               --
  Common stock, no par value. Authorized
     100,000 shares; issued and outstanding
     17,460 and 16,679 shares at September 30, 2000
     and December 31, 1999, respectively                       145,512          144,280
  Accumulated deficit                                          (90,692)        (105,156)
                                                             ---------        ---------
          Total shareholders' equity                            54,820           39,124
                                                             ---------        ---------
Commitments and contingent liabilities
                                                             $ 170,233        $ 174,291
                                                             =========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -----------------------       -------------------------
                                                        2000           1999            2000            1999
                                                      --------       --------       ---------       ---------

Revenue:
  Assisted living community revenue:
    Rental revenue                                    $ 27,658       $ 27,474       $  83,954       $  83,368
    Assisted living and other services                   5,878          6,362          18,467          19,938
  Management fees from others and affiliates               207            120             600             767
                                                      --------       --------       ---------       ---------
         Total revenue                                  33,743         33,956         103,021         104,073
                                                      --------       --------       ---------       ---------
Operating expenses:
  Assisted living community operating expense           21,210         21,193          65,810          64,355
  Assisted living community lease expense                7,432          7,815          23,482          23,350
  General and administrative                             2,638          3,576           8,374          11,056
  Impairment of long lived assets                           --             --              --           7,722
  Depreciation and amortization                          2,144          2,409           6,398           6,766
                                                      --------       --------       ---------       ---------
         Total operating expenses                       33,424         34,993         104,064         113,249
                                                      --------       --------       ---------       ---------
Income (loss) from operations                              319         (1,037)         (1,043)         (9,176)

Other income(expense):
  Interest income                                          373            242           1,131             636
  Other income(expense), net                               (50)          (282)           (596)           (538)
  Interest expense                                      (2,157)        (2,483)         (6,037)         (6,569)
  Litigation judgment                                       --          1,232              --          (4,368)
                                                      --------       --------       ---------       ---------
       Total other expense                              (1,834)        (1,291)         (5,502)        (10,839)
                                                      --------       --------       ---------       ---------
Loss from operations before income tax
  expense, minority interest in income of
  majority owned entities, extraordinary
  item and change in accounting principle               (1,515)        (2,328)         (6,545)        (20,015)
Income tax expense                                           3             --              28              --
                                                      --------       --------       ---------       ---------

Loss from operations before minority
  interest in income of majority owned
  entities, extraordinary item and change in
  accounting principle                                  (1,518)        (2,328)         (6,573)        (20,015)

Minority interest in income of majority
  owned entities                                           (44)          (105)           (132)           (836)
                                                      --------       --------       ---------       ---------
Loss from operations before extraordinary
  item and change in accounting principle               (1,562)        (2,433)         (6,705)        (20,851)
Extraordinary gain from early extinguishment
  of debt, net of income tax                                 9             --          21,168              --
                                                      --------       --------       ---------       ---------
Income (loss) before change in accounting
  principle                                             (1,553)        (2,433)         14,463         (20,851)

Cumulative effect of change in accounting
  principle, net of tax                                     --             --              --          (1,260)
                                                      --------       --------       ---------       ---------
Net income (loss)                                     $ (1,553)      $ (2,433)      $  14,463       $ (22,111)
                                                      ========       ========       =========       =========

Basic and diluted income(loss) per common share:
  Loss from operations before extraordinary
    item and change in accounting principle           $   (.09)      $   (.15)      $    (.38)      $   (1.31)
  Extraordinary gain from early extinguishment
    of debt, net of income tax                              --             --            1.22              --
  Cumulative effect of change in accounting
    principle, net of tax                                   --             --              --            (.08)
                                                      --------       --------       ---------       ---------
       Net income (loss)                              $   (.09)      $   (.15)      $     .84       $   (1.39)
                                                      ========       ========       =========       =========
 Weighted average common shares outstanding             17,460         15,873          17,323          15,873
                                                      ========       ========       =========       =========


See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -----------------------
                                                                      2000           1999
                                                                    --------       --------

Net cash used in operating activities of continuing operations      $ (1,628)      $ (7,491)
Net cash provided by operating activities of discontinued
  operations                                                             355            874
                                                                    --------       --------
         Net cash used in operating activities                        (1,273)        (6,617)
                                                                    --------       --------
Cash flows used in investing activities:
  Proceeds from the sale of communities, net of cost                     455         23,094
  Purchase of previously leased communities                               --        (14,693)
  Additions to property, furniture and equipment                      (3,634)        (6,315)
  (Increase) decrease in leased property security deposits               613         (6,563)
  Cash contributed to joint venture                                       --         (1,345)
                                                                    --------       --------
         Net cash used in investing activities                        (2,566)        (5,822)
                                                                    --------       --------
Cash flows provided by financing activities:
  Borrowings under notes payable for purchase of previously
    leased communities                                                    --         14,677
   Borrowing under refinancing for owned communities                      --         41,819
  Borrowing under non-secured credit line                              7,000             --
  Proceeds from note payable                                          11,209          2,496
  Repayments of notes payable                                         (5,797)       (35,866)
  Repayments of subordinated debt                                     (9,013)            --
  Distributions from majority owned entities                            (204)        (8,153)
  Loan fees                                                             (877)        (1,722)
                                                                    --------       --------
         Net cash provided by financing activities                     2,318         13,251
                                                                    --------       --------
         Net (decrease) increase in cash and cash equivalents         (1,521)           812

Cash and cash equivalents at beginning of period                      14,570         11,885
                                                                    --------       --------
Cash and cash equivalents at end of period                          $ 13,049       $ 12,697
                                                                    ========       ========

Supplemental schedule of cash flow information:
 Cash paid during the period for:
  Interest                                                          $  6,227       $  7,742
                                                                    ========       ========
  Income taxes                                                      $     --       $     --
                                                                    ========       ========
Supplemental schedule of non-cash:

  Investing activities:
    Conversion of subordinated notes to common stock                $  1,232
    Additional cost of private placement                                           $    372

  Financing activities:
    Conversion of current liability to long-term debt                              $  1,000


See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

RECLASSIFICATIONS

We have reclassified certain prior period amounts to conform to the September 30, 2000 presentation.

GAIN (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of potentially dilutive securities was not included for any of the periods presented as the effect was antidilutive. Potentially dilutive securities include convertible notes and stock options, which convert to 18,574,000 and 12,778,000 shares of common stock for the nine-month period ended September 30, 2000 and 1999, respectively.

(2) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

The Company has guaranteed indebtedness of certain affiliated partnerships as follows:

                                                        (IN THOUSANDS)
          Notes secured by real estate                     $75,228
          Construction loans associated with the
            development and construction of
            affordable housing apartments                  $14,651

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

(3)   SALES OF ASSISTED LIVING COMMUNITIES

On May 26, 2000, we entered into a leasehold interest purchase and sale agreement for the sale of three ALCs located outside of California for $10.00. In addition we received a non-interest bearing note for $500,000 in exchange for security deposits on one of those properties. The note is due on April 1, 2010 and has been discounted at a 7% rate to a value of $262,000. On June 1, 2000, we completed the sale of these three ALCs. As of December 31, 1999, these ALCs were included in assets held for sale at their sales price. The resulting gain or loss was insignificant during 2000.

(4)   RELATED PARTY TRANSACTIONS

On April 24, 2000, the company entered into a Term Loan Agreement with LFSRI II Assisted Living LLC ("LFSRI"), an affiliate of Prometheus. As of April 27, 2000, Prometheus beneficially owned approximately 43.5% of the company's outstanding Common Stock. Pursuant to the Term Loan Agreement, the company may borrow up to $10,000,000 from LFSRI with a maturity date of April 24, 2002, which, subject to certain conditions, may be extended by one year if no default has occurred. The outstanding amount under the loan will bear interest at the annual rate equal to the LIBOR rate for each interest period plus a 10% margin. At September 30, 2000, there was $7,000,000 outstanding. In connection with the Term Loan Agreement, the company issued to LFSRI a warrant to purchase up to 750,000 shares of the company's Common Stock at a price of $3.00 per share, subject to various adjustments exercisable until April 24, 2005. The company also amended its stockholder rights agreement to prevent shares that Prometheus may be deemed to beneficially own by reason of LFSRI's rights under the warrant from causing Prometheus to become an "Acquiring Person" and thus causing a triggering event under the rights agreement. As a part of the Term Loan Agreement the company had until August 24, 2000 to borrow the remaining $3,000,000. On August 4, 2000, the company extended this option to November 22, 2000 for a 0.5% fee on the unutilized portion.

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

     o    we have 9 ALCs and other properties held for sale;

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

OVERVIEW

As of September 30, 2000, we operated 55 assisted living communities ("ALCs") containing 6,623 units, including 33 ALCs that are leased pursuant to long-term operating leases ("Leased ALCs"); 15 communities that we own for our own account ("Owned ALCs"); and 7 communities that are managed for related parties ("Managed ALCs"). The three ALCs opened in 2000 were developed under a joint venture agreement. Lynnbrooke, a 140-unit ALC in Irvine, CA, opened in April 2000 is ARV's first community in Southern California to offer a distinct unit for the treatment of Alzheimer's disease and other memory disorders. In June 2000 we opened Bay Spring Village, a 127-unit facility in Barrington, RI. This facility was started before the decision was made to focus our growth efforts in the western United States. As of September 30, 2000, we were in construction on a remaining 137-unit ALC in Colorado, this facility opened on October, 24 2000.

Since commencing operation of ALCs for our own account in April 1994, we have focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they "age in place." As of September 30, 2000, a substantial portion of our business and operations was conducted in California, where 38 of the 55 ALCs we operate are located. We intend to continue to make California the primary focus of our geographic clustering strategy. However, we intend to reduce our prior growth rate in order to focus greater attention on enhancing the profitability of our existing core operations and on leasing up new developments at an increased rate. In addition, we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives. In June 1999 we recorded a $7.7 million impairment charge for ALC's located outside the western United States. In December 1999 we decided to sell twelve ALCs outside of the western United States; to date we have sold three of these. This decision was in keeping with our strategy to focus our efforts on occupancy gains and to lease up ALCs faster.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         The following table sets forth a comparison of the three months ended September 30, 2000 and the three months ended September 30, 1999.

                       Operating Results before Impairment
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                  (In millions)

                                                              FOR THE THREE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              --------------------    INCREASE/
                                                                2000        1999      (DECREASE)
                                                               ------      ------     ---------
                                                                    (DOLLARS IN MILLIONS)
          Revenue:
            Assisted living community revenue ...........      $33.54      $33.84        (0.9)%
            Management fees from affiliates and others ..        0.20        0.12        72.5%
                                                               ------      ------       -----
                    Total revenue .......................       33.74       33.96        (0.6)%
                                                               ------      ------       -----
          Operating expenses:
            Assisted living community operating expense .       21.21       21.19         0.1%
            Assisted living community lease expense .....        7.43        7.82        (4.9)%
            General and administrative ..................        2.64        3.58       (26.2)%
            Depreciation and amortization ...............        2.14        2.40       (11.0)%
                                                               ------      ------       -----
                    Total operating expenses ............       33.42       34.99        (4.5)%
                                                               ------      ------       -----
          Income (loss) from operations before impairment      $ 0.32      $(1.03)      130.8%
                                                               ======      ======       =====

Total revenue for the three months ended September 30, 2000 decreased $0.3 million to $33.7 million from $34.0 million for the three months ended September 30, 1999. This decrease was primarily due to a decrease in assisted living community revenue as described below:

     o the sale of ALCs which were determined to be non-strategic. As of September 30, 2000, we owned and leased 48 ALCs for our own account consisting of 33 Leased ALCs and 15 Owned ALCs. As of September 30, 1999, we owned and leased a total of 51 ALCs for our own account consisting of 35 leased ALCs and 16 Owned ALCs; offset by

     o an increase in average rate per occupied unit for ALCs, which we owned and leased in both periods to $2,183 for the 2000 quarter as compared to $2,096 for the 1999 quarter; and

     o an increase in occupancy from 83.2% third quarter of 1999 to 86.7% the third quarter of 2000.

Management fees from affiliates and others for the 2000 quarter increased by $0.1 million due to the opening of two new communities in the second quarter of 2000.

Assisted living community operating expenses remained relatively constant at $21.2 million for the three months ended September 30, 2000 and for the three months ended September 30, 1999. Changes between the periods consisted of the following:

     o decrease in expenses due to the sale of three ALCs during the second quarter of 2000, offset by

     o increase in overtime due to labor shortages and additional personnel needed to support the assisted living operations;

     o    increase in worker's compensation insurance expense; and

     o increases in marketing expense to update collateral advertising materials and support.

Assisted living community lease expenses decreased $0.4 million to $7.4 million for the three months ended September 30, 2000 from $7.8 million for the three months ended September 30, 1999. The decrease is due to the reduction in the number of facilities leased for the three months ended September 30, 2000.

General and administrative expenses decreased $1.0 million to $2.6 million for the three months ended September 30, 2000 from $3.6 million for the three months ended September 30, 1999, as a result of:

     o    decrease in legal fees for lawsuits and proxy fight expenses in 1999;
          and

     o management's continued efforts to reduce staff at our corporate offices.

Depreciation and amortization expenses decreased $0.2 million to $2.2 million for the three months ended September 30, 2000 from $2.4 million for the three months ended September 30, 1999, as a result of the sale of communities.

Interest income increased $0.1 million due to the higher average cash invested during the three months ended September 30, 2000.

Interest expense decreased $0.3 million to $2.2 million for the three months ended September 30, 2000 compared with $2.5 million for the three months ended September 30, 1999 due to our debt retirement program. This was offset by increases due to the refinancing in 2000. Interest expense consisted primarily of interest incurred on our remaining $16.8 million of 6-3/4%, convertible subordinated notes due 2006, a $7.0 million note due 2002 and mortgage interest on owned ALCs.

Other income and expense increased $0.2 million primarily due to an operating loss generated by a skilled nursing facility. We do not consider the skilled nursing facility part of our operations, hence its loss is recorded in other income and expense.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

The following information concerning the operating results of the Company for the nine month period ended September 30, 2000 is presented in order to provide the reader with additional information concerning the Company's operations.

                       Operating Results before Impairment
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                  (In millions)

                                                                 SEPTEMBER 30,
                                                             ---------------------      INCREASE/
                                                              2000          1999        (DECREASE)
                                                             -------       -------      ----------

          Revenue:
            Assisted living community revenue .........      $102.42       $103.30        (0.9)%
            Management fees from affiliates and others          0.60          0.77       (21.8)%
                                                             -------       -------       -----
                    Total revenue .....................       103.02        104.07        (1.0)%
                                                             -------       -------       -----
          Operating expenses:
            Assisted living community operating expense        65.81         64.35         2.3%
            Assisted living community lease expense ...        23.48         23.35         0.6%
            General and administrative ................         8.37         11.06       (24.3)%
            Depreciation and amortization .............         6.40          6.76        (5.4)%
                                                             -------       -------       -----
                    Total operating expenses ..........       104.06        105.52        (1.4)%
                                                             -------       -------       -----
          Loss from operations before impairment ......      $ (1.04)      $ (1.45)      (28.3)%
                                                             =======       =======       =====

Total revenue for the nine months ended September 30, 2000 decreased $1.1 million to $103.0 million from $104.1 million for the nine months ended September 30, 1999. This decrease was primarily due to:

     o a decrease in management fees from affiliates and others of $0.2 million from 1999 levels due to a decrease in management contracts; and

     o    the sales of ALCs which were determined to be non-strategic; offset by

     o increases in the average rate per occupied unit which went from $2,060 for the nine months ended September 30, 1999 to $2,149 for the nine months ended September 30, 2000; and

     o    Higher occupancy rates of 85.7% for 2000 compared to 83.0% for 1999;
          and

     o an increase in assisted living penetration rate from 46.0% in 1999 to 46.3% for 2000.

Assisted living expenses increased $1.4 million to $65.8 million for the nine months ended September 30, 2000, from $64.4 million for the nine months ended September 30, 1999. This increase was attributable to:

     o increase in payroll and food costs due to tighter labor markets and higher food prices; and

     o increases in marketing expense to update collateral advertising materials and support; and

     o the increase in assisted living community lease expense is primarily due to the opening of one leased ALC; offset by,

     o    the sale of four and three communities in 1999 and 2000 respectively.

General and administrative expenses decreased $2.7 million due to:

     o    continuing efforts to reduce staff at our corporate office; and

     o reduction in legal expenses, recruiting, large severance and consulting costs; and

     o recovery from insurance of cost of proxy fight in the amount of $0.5 million.

Depreciation and amortization expenses decreased $0.4 million to $6.4 million from $6.8 million for the nine months ended September 30, 2000 compared with September 30, 1999 due to the sale of ALCs.

Interest income increased $0.5 million to $1.1 million for the nine months ended September 30, 2000 from $.6 million for the nine months ended September 30, 1999 due to larger average invested cash balances.

Interest expense decreased $0.5 million to $6.0 million for the nine months ended September 30, 2000 compared with $6.6 million for the nine months ended September 30, 1999 due to the bond retirement offset by; the refinancing that was completed in June 1999 and, the new unsecured line of credit. Interest expense consisted primarily of interest incurred on our remaining $16.8 million of 6-3/4%, convertible subordinated notes due 2006, the unsecured line of credit interest as well as mortgage interest on Owned ALCs.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $13.0 million and $14.6 million at September 30, 2000 and December 31, 1999, respectively. The small decrease was due primarily to cash used in operations.

Working capital at September 30, 2000 was a negative $33.1 million due to the reclassification to current liabilities of loans due June 2001 which we are in the process of refinancing with 35-year loans. We have received commitments for two out of the nine loans. We are waiting on the approvals necessary to ensure the loans will be available on seven other communities. Since the company has not received final approvals on all communities, $41.3 million of loans have been reclassified as current liabilities. Without this classification the working capital would be $8.2 million compared to $6.9 million at December 31, 1999.

Cash used by operating activities was $1.3 million for the nine months ended September 30, 2000, compared to $6.6 million used for the nine month period ended September 30, 1999. The primary components of cash used by operating activities for the nine-months ended September 30, 2000 were:

     o Net loss before extraordinary items for the nine months ended September 30, 2000 of $6.7 million;

     o    Net increase in assets of $0.3 million; and

     o    Net decrease of $1.1 million in liabilities; offset by

     o    Discontinued operations generating $0.4 million in cash; and

     o    Non-cash charges of $6.4 million for depreciation and amortization.

Cash used in investing activities was $2.6 million for the nine months ended September 30, 2000, compared to net cash used in investing activities of $5.8 million for the nine months ended September 30, 1999. The primary components of cash used in investing activities for the nine months ended September 30, 2000 were:

     o $3.6 million used for purchases of property, furniture and equipment; offset by

     o $0.5 million of proceeds from the sale of our interest in a partnership, and

     o    $0.6 million for decreases in Leased ALCs security deposits.

Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2000, compared to net cash provided by financing activities of $13.2 million for the nine months ended September 30, 1999. The primary components of cash provided by financing activities for the period ended September 30, 2000 were:

     o Debt proceeds of $11.2 million for the June 28, 2000 refinancing of an owned ALC; and

     o    Debt proceeds of $7.0 million on the line of credit; offset by

     o    $5.8 million for repayments of notes payable; and

     o    $9.0 million for repayment of subordinated debt; and

     o    $0.9 million for payment of loan fees on refinancings and new debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of September 30, 2000. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Factors Affecting Future Results and Forward-Looking Statements."

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

                          MATURITY DATE - SEPTEMBER 30,

                                                                                                                  FAIR
                            2001         2002         2003        2004       2005     THEREAFTER       TOTAL      VALUE
                          --------      -------     -------       ----       ----     ----------      -------    -------
                                                             (DOLLARS IN THOUSANDS)
Fixed rate debt           $41,648       $  149      $   162       $177       $192       $27,123       $69,451    $69,451
Average interest rate         8.5%         7.5%         7.5%       7.5%       7.4%          8.5%

Variable rate debt        $   387       $7,755      $19,148       $ --       $ --       $    --       $27,290    $27,290
Average interest rate        11.0%        11.0%        11.9%

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

            27 -- Financial Data Schedule

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

                                            Date: November 14, 2000


                                        By: /s/ Abdo H. Khoury
                                            ----------------------------------
                                            Abdo H. Khoury
                                            Senior Vice President and Chief
                                            Financial Officer (Duly authorized
                                            officer)

                                            Date: November 14, 2000

                                 EXHIBIT INDEX


Exhibit
Number                             Description
------                             -----------

  27                          Financial Data Schedule