Form 10-K405
period 2000-12-31
ARV ASSISTED LIVING INC
filed 2001-04-02
CIK 949322

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

                   For the Fiscal Year Ended December 31, 2000

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
          Title of Class                       on Which Registered
          --------------                      ---------------------
    Common Stock, No Par Value               American Stock Exchange

                                ----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

    As of March 27, 2001, the aggregate market value of the voting stock held by non-affiliates of registrant was $11,348,798 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of March 27, 2001 was 17,459,689.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portion of Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

================================================================================

                            ARV ASSISTED LIVING, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended December 31, 2000

                                                                        PAGE
                                                                        ----

                                PART I

Item 1:   Business....................................................    3
Item 2:   Properties..................................................   15
Item 3:   Legal Proceedings...........................................   16
Item 4:   Submission of Matters to a Vote of Security Holders.........   17

                                PART II

Item 5:   Market for the Registrant's Common Equity and Related
            Shareholder Matters.......................................   18
Item 6:   Selected Financial Data.....................................   19
Item 7:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   20
Item 7a:  Quantitative and Qualitative Disclosures About Market Risk..   28
Item 8:   Financial Statements and Supplementary Data.................   29
Item 9:   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................   29

                               PART III

Item 10:  Directors and Executive Officers of the Registrant..........   29
Item 11:  Executive Compensation......................................   29
Item 12:  Security Ownership of Certain Beneficial
            Owners and Management.....................................   29
Item 13:  Certain Relationships and Related Transactions..............   29

                                PART IV

Item 14   Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K...................................   30

                                     PART I

ITEM 1. BUSINESS

GENERAL

    ARV Assisted Living, Inc. ("ARV" or the "Company"), a Delaware corporation formed in 1998, is one of the largest operators of licensed assisted living communities ("ALCs") in the United States. We are a fully integrated provider of assisted living accommodations and services that operates, acquires and develops ALCs. We have been involved in the senior housing business for more than 20 years. Our operating objective is to provide high quality, personalized assisted living services to senior residents in a cost-effective manner, while maintaining residents' independence, dignity and quality of life. Our ALCs offer a combination of housing, personalized support services and health care in a non-institutional setting. They are designed to respond to the individual needs of elderly residents who require assistance with certain activities of daily living, but who do not require the intensive nursing care provided in a skilled nursing facility.

    In 1999 we embarked on a strategy to focus our efforts in the western United States. To this end we have divested ourselves of many properties outside the western United States and have put certain other of our non-core properties up for sale. We do not have current plans to expand our operations. At December 31, 2000, we operated 55 ALCs containing 6,721 units, all of which are located in the United States. We currently have no ALCs under construction.

    We operate a total of 55 ALCs, 15 of which are owned by us, 33 which are leased by us and 7 which are managed by us. Owned ALCs ("Owned ALCs") are owned by us directly, or by affiliated limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager and in which we have a majority ownership interest ("Affiliated Partnerships"). Leased ALCs ("Leased ALCs") are operated by us under long-term operating leases for our own account or for Affiliated Partnerships in which we have a majority ownership interest. Managed ALCs are operated by us on behalf of an affiliated partnership (in which we do not have a majority ownership), joint ventures or an unrelated third-party. We believe that this blend of ownership, leasehold and management interest in our ALCs allows us to fund our operations in a balanced, efficient manner.

    We have financed our capital expenditures and operations through lease and mortgage financing with health care real estate investment trusts ("REITs"), private companies, commercial banks and a convertible subordinated debt issuance. We plan to divest our ALCs that do not meet our financial objectives or that do not lie within our primary geographic focus, the western United States. To this end, in December 1999, we put our assets outside the western United States up for sale.

    We intend to continue our focus on "private-pay" residents, who pay for our services from their own funds or through private insurance. Currently, approximately 97% of our residents are private-pay, while the remaining 3% of the residents participate in the Supplemental Security Income ("SSI") program. Certain states have enacted legislation enabling ALCs to receive Medicaid funding similar to funding generally provided to skilled nursing facilities. However, we do not try to attract residents with Medicaid funding since it is insufficient to cover the cost of our accommodations and services.

    Our ALCs provide residents with accommodations, basic care services and assisted living services. Our residents' average age is 84.6 years and they often require assistance with certain basic activities of daily living. We provide our residents with private or semi-private rooms or suites, meals in a restaurant-style setting, housekeeping, linen and laundry services, activities programs, utilities, and transportation in a van or minibus. For an additional cost, we also provide assisted living services to residents who require help with other activities of daily living, such as bathing, grooming, dressing, personal hygiene, medication management and escort services to meals and activities.

    Most ALCs offer a Wellness Program that arranges for professional care providers to deliver certain health care services to our residents that our ALCs are not licensed or equipped to provide.

THE ASSISTED LIVING MARKET

    Assisted Living. Assisted living is a stage in the elder care continuum, midway between home-based care for independent and lower acuity residents and the more acute level of care provided by skilled nursing facilities and acute care hospitals. Assisted living represents a combination of housing, personalized support services, and health care designed to respond to the individual needs of the members of the senior population who need help with activities of daily living, but do not need the medical care provided in a skilled nursing facility.

    We believe our assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of our residents falling within the fastest growing segment of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second trend is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement to patients in acute care hospitals and skilled nursing facilities. Assisted living offers a cost-effective, long-term care alternative while preserving a more independent lifestyle for seniors who do not need the broader array of medical services that acute care hospitals and skilled nursing facilities are equipped to provide. As of December 31, 2000, monthly revenue generated by our ALCs averaged $2,169 per occupied unit, compared with $2,087 per occupied unit as of December 31, 1999. Other trends include increases in the financial net worth of the elderly population, the number of individuals living alone, and the number of women who work outside the home who are less able to care for their elderly relatives. We believe these trends will result in a growing demand for assisted living services and communities.

    Aging Population. The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to U.S. Bureau of the Census data, the segment of the population over 65 years of age is currently 13% of the total population, or 35 million people. That number is projected to grow to 20% of the total population, or 70 million people, by the year 2030. Additionally, the number of people aged 85 and older, which comprises the largest percentage of residents at long-term care facilities, is currently 4.4 million and is projected to increase to 8.9 million by the year 2030.

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

    These cost containment measures have produced a "push-down" effect. As the number of patients being "pushed down" from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as ALCs to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the acuity level of skilled nursing facility patients rises, the supply of nursing facility beds will be filled by patients with higher acuity needs who pay higher fees. This will provide opportunities for ALCs to increase their occupancy and services to residents requiring lower levels of care than patients in skilled nursing facilities generally receive.

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

    o Basic Service and Care Package. The basic service and care package at our ALCs generally includes:

        -- meals in a restaurant-style, "home-like" setting;

        -- housekeeping;

        -- linen and laundry service;

        -- social and recreational programs;

        -- utilities; and

        -- transportation in a van or minibus.

    Other care services can be provided under the basic package based upon the individual's personalized health care plan. Our policy is to charge base rents that are competitive with similar ALCs in the local market. While the amount of the fee for the basic service package varies from community to community, the average basic monthly rental rate per unit was approximately $1,811 per month as of December 31, 2000, compared with an average of $1,733 as of December 31, 1999.

    o Additional Services. Our assisted living services program offers levels of care in addition to the services offered in the basic package. The level of care a resident receives is determined through an assessment of a resident's physical and mental health. The assessment is conducted by the community's assisted living director, with input from other staff members. The six-tiered level of care rate structure is based on a point system. We assign points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks. The point scale and pricing are part of the admissions agreement between the community, the resident and the resident's family. The community performs reassessments after the initial 30 days and periodically throughout the resident's stay to ensure that the level of care we provide corresponds to changes in a resident's condition. The types of services included in the assessment point calculation are:

        -- Medication management

        -- Assistance with dressing and grooming

        -- Assistance with showering

        -- Assistance with continence

        -- Escort services

        -- Status checks related to a recent hospitalization, illness, history of falls or injuries

        -- Help with psychosocial needs, such as memory deficit disorder

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

    In addition to the base service package, we typically charge between $375 and $1,700 per month or more for higher levels of assisted living services. Fee levels vary from community to community and we may charge additional fees for other specialized assisted living services. We expect that an increasing number of residents will use additional levels of services as they age in our ALCs. Our internal growth plan is focused on increasing revenue by continuing to improve our ability to provide residents with these services.

    The average monthly revenue per occupied unit for both the basic service package and the assisted living services increased to $2,158 from $2,070 for the year ended December 31, 2000 and 1999, respectively. There can be no assurance that any ALC will be substantially occupied at assumed rates at any time. In addition, we may only be able to lease up our ALCs to full occupancy at rates below our set rates due to limitations imposed on rates by local market conditions or other factors. Even if we achieve substantial occupancy at our set rates, our set rates may not allow for our projected cost recovery and profit if operating expenses increase. In addition, in order to increase our set rates, we must provide advance notice of rate increases, generally at least 30 days. Because of this advance notice requirement, we are not able to reflect cost increases in our set rates until at least several months after such cost increases occur.

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

GROWTH STRATEGIES

    Overview. Our revised strategy to grow earnings and achieve profitability is to increase our focus on the operations of our current ALCs and reduce the level of development and acquisition activity we historically pursued. To strengthen the operations of our ALCs, we will focus on improving margins by increasing occupancy rates, raising or maintaining pricing structures to ensure that our rates are competitive with comparable facilities in our local markets, and expanding the level and depth of our assisted living services. Although our development has stopped, we will continue efforts to cluster our portfolio of ALCs within certain geographic areas through the acquisition or divestiture of selected assets. By concentrating on a clustering strategy we expect to increase the efficiency of our management and marketing resources and to achieve broader economies of scale.

    Our strategy is to target areas where there is a need for ALCs based on demographics and market studies. In addition to acquiring ALCs through direct ownership and the use of long-term leases, we may also divest our ALCs that do not expand or enhance one of our clusters or do not meet our financial objectives. During 2000 we completed the sale of three of our ALCs that were outside of the western United States. Consequently, as of December 31, 2000, a substantial portion of our business and operations were conducted in California, where 37 of the 55 ALCs we operate are located.

    The market value of our properties and the income generated from ALCs we own, manage or lease could be negatively affected by changes in local and regional economic conditions and by acts of nature. A worsening of local economic conditions could have a negative effect on our business.

    Development. Due to market conditions, the development of ALCs has been curtailed during 2000. Although we did not abandon any of our current projects we did not begin any new ones. We do not expect to develop any new facilities in the foreseeable future.

    In 1998, we entered into joint ventures ("LLCs") designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 in the Hillsdale Transaction and to construct three new communities on land sites we own. Participants in the joint ventures with us include a third-party investor and a third-party developer. The LLCs have contracted with the developer to provide development services to perform the renovation and construction. We account for our investment in the joint ventures using the equity method and losses incurred by the LLCs will be allocated disproportionately to the joint venture partners based upon their assumption of risk. We have an option to purchase the joint venturers' interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed rate of return on the joint venturers' capital contribution. In December 2000, we determined that the value of our investment was impaired based upon projected cash flow, and wrote down the investment to estimated fair value.

    We do not plan to develop new ALCs during 2001. In 2000 we completed three development projects that were in progress at December 31, 1999.

    Acquisitions. In evaluating possible acquisitions, we consider:

    o   the location, construction quality, condition and design of the ALC;

    o the current and projected cash flow of the community and its anticipated ability to increase revenue through rent and occupancy increases, additional assisted living services and management; and

    o   whether we can acquire the community below replacement cost.

    Our sources for prospective acquisitions range from Affiliated Partnerships to management contracts with potential ALC sellers, to our local and regional personnel who monitor the assisted living market in their area. In certain cases we may also target additional third-party management contracts. However, we do not intend to continue our past growth rate and may not expand at all in the future. Instead we will focus greater attention and resources on enhancing the profitability of our existing core operations and on leasing up new developments at a faster rate.

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

    o the continued development and refinement of assisted living programs designed to meet the needs of our residents as they age in place; and

    o   the consistent delivery of quality services for residents.

Employees

    At February 28, 2001 we had approximately 2,810 employees. None of our employees are members of unions and we believe that our relations with our employees are good.

CAPITAL REQUIREMENTS

     Our operating leases require security deposits. At December 31, 2000, the amount of security deposits was $9.8 million either in cash or letter of credit supported by cash.

    In December 2000, we refinanced four of our ALCs that are held by majority-owned partnerships to:

    o   pay off existing debt that matured in 2001; and

    o   borrow against the increased value of these properties.

    The principal repayment of the refinanced debt is based upon a 35 year amortization schedule with fixed interest rates ranging from 8.5%-8.6% including mortgage insurance of 0.5%.

    In our fiscal year ended December 31, 1999, we began retiring portions of our 6 3/4% convertible subordinated debt due in 2006 (the "Convertible Subordinated Notes") from time to time. During our fiscal year 2000 we paid a total of $9.6 million and 781,025 shares of stock to some of our bondholders in exchange for a total of $33.0 million aggregate principal amount of the Convertible Subordinated Notes that were held by those bondholders. These transactions resulted in an extraordinary gain of $20.6 million net of tax and costs for our fiscal year ended December 31, 2000. Through these transactions, we have retired an aggregate of $42.2 million of our Convertible Subordinated notes yielding extraordinary gains, net of tax and costs, of $27.9 million to date.

    We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our business, including the acquisition of ALCs as well as other capital expenditures and additional funds to meet increased working capital requirements. We may finance future acquisitions through a combination of our cash reserves, asset sales, cash flow from operations, leasing of additional ALCs, sale/leaseback arrangements with respect to our owned ALCs, and additional indebtedness or public or private sales of debt securities or capital stock. We have an obligation to fund start-up losses incurred in the operation of the ALCs prior to the achievement of stabilized operations for the newly constructed ALCs. The amount of such obligations are contingent on our ability to achieve profitable operations, and the probable amount of these obligations cannot be definitively quantified. Nonetheless, we believe that we have made adequate provision for such obligations in our financing plan. There can be no assurance, however, that funds will be available on terms favorable to us, that such funds will be available when needed, or that we will have adequate cash available for such requirements.

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

    Certain risks are inherent with the operation of ALCs. These risks include, but are not limited to:

    o   our history of losses;

    o our ability to access capital necessary for operations, acquisition and development;

    o our ability to sustain and manage growth and to successfully integrate new ALCs into our portfolio;

    o   competition;

    o   our ability to meet our indebtedness, lease and other obligations;

    o   our liabilities as a general partner of Affiliated Partnerships;

    o   dependence on reimbursement from third-party payors;

    o   governmental regulation; and

    o   risks common to the assisted living industry.

HISTORY OF LOSSES

    For the years ended December 31, 2000, 1999, and 1998, we had net income of approximately $6.5 million, and net losses of $27.7 million, and $46.0 million, respectively. At December 31, 2000, our accumulated deficit was approximately $98.6 million.

    Our net income for the year ended December 31, 2000 primarily resulted from:

    o extraordinary gain, net of tax, for the retirement of subordinated public debt: offset by

    o   impairment losses on joint venture LLCs and loss from operations.

    Our net loss for the year ended December 31, 1999 primarily resulted from:

    o   start-up losses on newly-developed ALCs;

    o   the impairment losses on ALCs  held for sale;

    o   litigation judgement expenses and settlement of a lawsuit;

    o   legal expenses for and settlement of a lawsuit; and

    o   cumulative effect of change in accounting principle.

    Our net loss for the year ended December 31, 1998 primarily resulted from:

    o   start-up losses on newly-developed ALCs;

    o   the impairment losses on properties and ALCs held for sale;

    o   legal expenses on  a lawsuit with LFREI and related parties;

    o   costs incurred in our proxy fight and litigation with Emeritus;

    o interest rate lock fees paid in connection with the failed refinancing of our majority-owned partnerships; and

    o severance and other expenses related to changes in executive management and layoffs.


See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot provide assurance that the risks associated with operating our ALCs can be managed to reduce or eliminate start-up losses, that other similar costs and expenses or losses will not occur in the future. See "-- Indebtedness, Lease and Other Obligations," "-- General Partner Liability and Status," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DEPENDENCE ON THE AVAILABILITY OF ADEQUATE CAPITAL

         We depend heavily on our ability to obtain adequate capital to fund our operations. Our estimated capital needs for operations over the next 12 months are $ 5.5 million. As of December 31, 2000 we had $ 16.8 million in cash and cash equivalents and working capital of $10.5 million. This means we have cash and cash equivalents to meet our estimated capital needs for operations for the next 12 months. If, however our operating costs exceed our projections, we may have to obtain significant additional financing. There is no assurance that we will be able to obtain the financing on a timely basis, if at all. If we are unable to obtain the required financing on a timely basis we may not be able to execute our business plan.

RAPID GROWTH

    Management of Growth. We have experienced rapid growth over the past several years. To enable us to more effectively manage growth, we slowed the pace of acquisitions and development in fiscal 1999 and fiscal 2000. We do not expect to have any new acquisitions or development in fiscal 2001, although we expect to complete developments commenced prior to fiscal 2001. See "-- Risks Common to our Assisted Living Operations." Our failure to effectively manage our growth could have a material adverse effect on operating results.

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

COMPETITION

    We operate 55 communities in 38 separate markets. Competition to increase or maintain high occupancies is significant with 146 different competitors including 27 national senior housing companies. We are continuing to grow within these competitive markets by providing excellent value in residential amenities, staff hospitality, and personal care services.

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

INDEBTEDNESS, LEASE AND OTHER OBLIGATIONS

    We have financed, and may continue to finance, the acquisition of ALCs through a combination of loans, leases and other obligations. As of December 31, 2000, we had outstanding consolidated indebtedness of $100.2 million, including $15.3 million of our 2006 Convertible Notes, whose holders have the right to convert such notes into our common stock at any time on or before the notes mature. Subsequent to December 31, 2000, we were able to refinance additional ALCs leaving $15.3 million in notes maturing within two years. As a result, we will devote a portion of our cash flow to debt service. There is a risk that we will not be able to refinance our maturing note obligations on terms favorable to us, or that we will not be able to generate sufficient cash flow from operations to make required interest and principal payments.

    With respect to loans totaling $45.0 million we are the general partner of certain limited partnerships that serve as the sole members of the three borrowing entities formed as limited liability companies. Although a member of a limited liability company is not personally liable for any contract or other obligation of that entity, we delivered limited guaranties in connection with the loans. Due to the limited guaranties, we assumed liability for repayment of the loan indebtedness as a result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants. Also, we guaranteed the borrower's obligation to rebalance the loans upon breach of debt service coverage obligations.

    At December 31, 2000, approximately $30.3 million of our indebtedness bore interest at floating rates. We may incur indebtedness in the future that may also bear interest at a floating rate, or be fixed at some time in the future. Therefore, increases in prevailing interest rates could increase our interest payment obligations and could have an adverse effect on our business, financial condition and operating results. In addition, we have guaranteed mortgage and construction debt for the benefit of certain Affiliated Partnerships of up to approximately $45.6 million, including $45.0 million outstanding at December 31, 2000. On January 16, 2001 we sold our interest in these Affiliated Partnerships and thus eliminated our guaranty of the loan indebtedness.

    As of December 31, 2000, we are a party to long-term operating leases for certain of our Leased ALCs. These leases require minimum annual lease payments in the aggregate amount of $31.6 million for December 31, 2001 and $32.5 million for December 31, 2002. These leases are non-cancelable, and typically have an initial term of 10 to 15 years. In March 2001 we restructured 16 ALCs leases into two lease pools of 8 ALCs each. In each restructured lease, the lease termination date was extended through fiscal 2021.

GENERAL PARTNER LIABILITY AND STATUS

    We, directly or through our subsidiaries, are a general partner in 14 partnerships as of December 31, 2000. As a general partner we are liable for partnership obligations such as partnership indebtedness, potential liability for construction defects, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, whether we bear part or all of the cost, could materially adversely affect our operating results and financial condition.

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

    Medicare reimbursed GeriCare monthly for services provided on a cost basis, subject to certain adjustments. GeriCare submitted cost reports to the Health Care Financing Administration ("HCFA") on an annual basis and was subject to having amounts previously reimbursed adjusted retroactively. The result of a retroactive reimbursement would be either a requirement to repay the amount previously reimbursed or an adjustment downward in future reimbursements for services rendered, or both. We have submitted the required documents to HCFA for an audit that began in October 1999, and have prepared cost reports that were filed as of August 22, 1996 and thereafter. Due to delay in recovering these funds and on going audit we have reserved for the full outstanding receivable at December 31, 2000.

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

    SSI Payments. A portion of our revenue comes from residents who receive SSI payments. During 2000, 3% of our residents were on the SSI program. Revenue from these residents is generally lower than the amounts we receive from our other residents and could be subject to payment delay. We cannot assure that our percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited. In addition, if we were to become a provider of services under the Medicaid program, we would be subject to Medicaid regulations designed to limit fraud and abuse. Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

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

    Obtaining Residents and Maintaining Rates. As of December 31, 2000, the ALCs we owned or operated had a combined occupancy rate of 88.1%. Newly-developed ALCs may take longer to lease up than anticipated, causing them to incur start-up losses for longer periods of time. Occupancy may drop in our existing ALCs, primarily due to:

    o   changes in the health of residents;

    o increased competition from other assisted living providers, particularly those offering newer ALCs;

    o   the reassessment of residents' physical and cognitive state; and

    o   changes in management and staffing.

    There can be no assurance that any ALC will be substantially occupied at assumed rates at any time. In addition, we may only be able to lease up our ALCs to full occupancy at rates below our set rates due to limitations imposed on rates by local market conditions or other factors. Even if we achieve substantial occupancy at our set rates, our set rates may not allow for our projected cost recovery and profit if operating expenses increase. In addition, in order to increase our set rates, we must provide advance notice of rate increases, generally at least 30 days. Because of this advance notice requirement, we are not able to reflect cost increases in our set rates until at least several months after such cost increases occur. In addition, if we fail to generate sufficient revenue, we may be unable to meet minimum rent obligations under our long-term operating leases and to make interest and principal payments on our indebtedness.

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

    In addition, we currently lease ALCs from only six different landlords. The lease agreements with each landlord are interconnected in that we will not be entitled to exercise our right to renew one lease with a particular landlord without exercising our right to renew all other leases with that landlord. Also, leases with each landlord contain certain cross default provisions. Therefore, in order to exercise all lease renewal terms, we will be required to maintain and rehabilitate the Leased ALCs on a long-term basis. We anticipate that similar renewal and cross-default provisions will be included in leases with other health care REITs or landlords.

    Bond Financing. We have entered into four long-term leases of ALCs, the acquisition and construction of which have been or are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the ALCs must comply with certain federal income tax requirements. These requirements principally pertain to the maximum income level of a specified portion of the residents. Should we elect to execute additional leases for ALCs to be constructed with bond financing, the same and possibly additional restrictions are anticipated to be imposed. Failure to satisfy these requirements will constitute an event of default under the leases, thereby permitting the landlord to accelerate their termination. Failure to obtain low-income residents in the sequence and time required could materially affect the lease-up schedule and, therefore, cash flow from such ALCs.

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

    Geographic Concentration. A substantial portion of our business and operations are conducted in California, where 37 of our ALCs in operation are located. The market value of these properties and the income generated from properties we manage or lease could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in the states, and by acts of nature. We cannot provide assurance that such geographic concentration will not have an adverse impact on our business, financial condition, operating results and prospects.

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

CONFLICTS OF INTEREST

    Certain of our current and former executive officers and Directors may have an actual or potential conflict of interest with our interests. This conflict may exist because of their investment in or involvement with entities providing services, office space or guarantees to us, or to Company-sponsored partnerships, or due to family ties with consultants offering services to us. See "Certain Relationships and Related Transactions" in our Proxy Statement.

    In addition, we are the managing general partner and communities manager for Affiliated Partnerships owning or leasing 13 ALCs and various apartment communities. By serving in both capacities, we have conflicts of interest because of our duty to act in the best interests of the limited partners of those partnerships and our desire to maximize earnings for our shareholders in the operation of those ALCs and apartment communities.

TAX CREDIT APARTMENT PARTNERSHIPS

    After the end of fiscal 2000, we disposed of our interests in five of the eight remaining partnerships in our apartment group (the "Apartment Group") that we had interests in. As part of tax credit agreements relating to the Apartment Group we are still responsible for guarantees during the period of time we acted as the general partner for the tax credit apartment partnerships we have disposed of and for the three remaining partnerships:

    o obligations under development deficit guarantees and operating deficit guarantees;

    o shortfalls in permanent loan financing to replace construction financing on projects where permanent financing has not been finalized; and

    o adjustments if sufficient projected tax credits are not generated in order to meet agreed-upon levels of tax credit benefits.

We have adjusted our estimated liability for obligations of ARV for the Apartments Group. The remaining balance of our liability is primarily the $2.9 million required to fund permanent loan shortfalls, which was paid in January 2001. At the same time, we sold our interests in the related partnerships for a gain of $2.9 million.

ITEM 2. PROPERTIES

    The following charts set forth the location, number of units, acquisition date and ownership percentage for our communities as of December 31, 2000:

                                                                  MONTH        PERCENT
COMMUNITY                                 LOCATION     UNITS     ACQUIRED    OWNERSHIP(a)
- ---------                                 --------     -----     --------    ------------
LEASED
Amberwood.............................       FL          183      Jun-96        100.0%
Baypoint Village......................       FL          231      Mar-96        100.0%
Bayside Landing.......................       CA           76      Jun-98        100.0%
Buena Vista Knolls....................       CA           91      Feb-96        100.0%
Chateau San Juan......................       CA          113      Dec-95        100.0%
Collier Park..........................       TX          159      Dec-96        100.0%
Eastlake Terrace......................       IN           93      Apr-97        100.0%
El Camino Gardens.....................       CA          265      Jun-95        100.0%
Hacienda de Monterey..................       CA          180      Apr-94        100.0%
Hillsdale Manor(c)....................       CA          128      Jul-98        100.0%
Inn at Summit Ridge...................       NV           72      Apr-97        100.0%
Inn at Willow Glen(b).................       CA           83      Aug-96         52.3%
Kinghaven Manor.......................       MI          143      Feb-95        100.0%
Mallard Cove..........................       OH          119      Feb-95        100.0%
Maria del Sol.........................       CA          124      Oct-95        100.0%
Northgate Park........................       OH          124      Aug-96        100.0%
Rancho Park Villa.....................       CA          164      Oct-95        100.0%
Shorehaven Manor......................       MI          120      Sep-96        100.0%
Seville Terrace ......................       NV          125      Dec-99        100.0%
Sunlake Terrace.......................       NV          121      Feb-98        100.0%
Sutton Terrace........................       NV          142      Dec-98        100.0%
Tamalpais Creek.......................       CA          120      Oct-95        100.0%
Tanglewood Trace......................       IN          159      Jan-97        100.0%
Villa Bonita..........................       CA          130      Oct-95        100.0%
Villa Encinitas.......................       CA          117      Jun-95        100.0%
Villa at Palm Desert..................       CA           77      Nov-95        100.0%
Villa de Palma........................       CA          110      May-95        100.0%
Villa del Obispo......................       CA           95      May-95        100.0%
Villa del Rey.........................       CA          102      Jun-95        100.0%
Villa del Sol.........................       CA           91      Jun-95        100.0%
Vista del Rio.........................       NM          148      Jun-97        100.0%
Willow Glen Villa.....................       CA          187      May-98        100.0%
Woodside Village of Columbus..........       OH          154      Feb-96        100.0%
                                                       -----
          Total Leased................                 4,346
                                                       -----

OWNED
Acacia Villa(b).......................       CA           65      Dec-95         89.5%
Collwood Knolls(b)....................       CA          113      Jan-96         95.5%
Covell Gardens........................       CA          155      Mar-97        100.0%
Covina Villa(b).......................       CA           63      Aug-96         52.3%
Golden Creek Inn......................       CA          123      Apr-98        100.0%
Hillcrest Inn.........................       CA          138      Apr-98        100.0%
Montego Heights Lodge(b)..............       CA          162      Aug-96         52.3%
Retirement Inn of Daly City(b)........       CA           94      Aug-96         52.3%
Retirement Inn of Fullerton(b)........       CA           67      Aug-96         52.3%
Retirement Inn of Burlingame(b).......       CA           67      Aug-96         52.3%
Retirement Inn of Campbell(b).........       CA           71      Aug-96         52.3%
Retirement Inn of Fremont(b)..........       CA           69      Aug-96         52.3%
Retirement Inn of Sunnyvale(b)........       CA          123      Aug-96         52.3%

                                                                  MONTH        PERCENT
COMMUNITY                                 LOCATION     UNITS     ACQUIRED    OWNERSHIP(a)
- ---------                                 --------     -----     --------    ------------

Valley View Lodge(b)..................       CA          124      Aug-96         52.3%
Villa Colima(b).......................       CA           93      Jun-96         60.5%
                                                       -----
          Total Owned.................                 1,527
                                                       -----
          Total Leased and Owned......                 5,873
                                                       =====

MANAGED
Bay Spring(d).........................       RI          127      Jun-00
Berkshire(d)..........................       CA           81      Nov-98
Chandler Villas.......................       AZ          164      Sep-90
Encino Hills Terrace(d)...............       CA           76      Nov-98
Inn at Lakewood(d)....................       CO          137      Nov-00
Lynnbrooke(d).........................       CA          140      Apr-00
Villa Las Posas.......................       CA          123      Dec-97
                                                       -----
          Total Managed...............                   848
                                                       -----
          Total.......................                 6,721
                                                       =====

- ----------

(a) Represents percentage ownership of Leased ALCs and Owned ALCs through leasehold or fee ownership of the Company or an Affiliated Partnership.

(b) Community managed by us, owned or leased by Affiliated Partnership in which we have obtained a majority ownership interest.

(c) We also acquired 64 beds in a skilled nursing facility, as part of this ALC.

(d) Properties are owned by our unconsolidated joint ventures.

ITEM 3. LEGAL PROCEEDINGS

    We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not submit any matters to a vote of our security holders during the fourth quarter of fiscal 2000.

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

                                                                 HIGH     LOW
                                                                 ----     ---
Year Ended December 31, 1999
  First Quarter..................       1/1/99  --  3/31/99     $ 6.25   $ 3.94
  Second Quarter.................       4/1/99  --  6/30/99     $ 4.56   $ 3.00
  Third Quarter..................       7/1/99  --  9/30/99     $ 4.06   $ 2.44
  Fourth Quarter.................      10/1/99  -- 12/31/99     $ 2.94   $ 1.38

Year Ended December 31, 2000
  First Quarter..................       1/1/00  --  3/31/00     $ 2.19   $ 1.38
  Second Quarter.................       4/1/00  --  6/30/00     $ 1.44   $ 0.88
  Third Quarter..................       7/1/00  --  9/30/00     $ 1.06   $ 0.81
  Fourth Quarter.................      10/1/00  -- 12/31/00     $ 0.88   $ 0.44

    We did not pay dividends in fiscal 1999 or fiscal 2000. We do not anticipate paying dividends in the foreseeable future. It is the present policy of our Board of Directors to retain earnings, if any, to finance the expansion of our business.

VOLATILITY OF STOCK PRICE

    Sales of substantial amounts of shares of our Common Stock in the public market or the perception that those sales could occur could adversely affect the market price of our Common Stock and our ability to raise additional funds in the future in the capital markets. The market price of our Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares of our Common Stock, variations in our operating results, changes in our earnings estimates and/or securities analysts estimates, publicity regarding the industry or the Company and the adoption of new statutes or regulations (or changes in the interpretation of existing statutes or regulations) affecting the health care or real estate industries in general or the assisted living industry in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the shares of Common Stock.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS; ANTI-TAKEOVER MEASURES

    As of December 31, 2000, our directors and executive officers and their affiliates beneficially own approximately 47.9% of our outstanding shares of Common Stock (exclusive of unexercised options to purchase shares of our Common Stock). As a result, these shareholders, acting together, would be able to significantly influence many matters requiring approval by our shareholders, including the election of directors. Our articles of incorporation provide for authorized but unissued preferred stock, the terms of which may be fixed by our board of directors. As a result of Delaware General Corporation Law relating to the number of holders of Common Stock, our board of directors are classified and the holders of our Common Stock are not permitted to cumulate votes. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

    In May 1998, we adopted a shareholders rights plan, under Delaware law, under which we declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of our common stock ( a "Right"). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or, in the case of LFREI, 50% or more of our stock or announces a tender offer for 10% or, in the case of LFREI, 50% or more of the common stock. When exercisable, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of our common shares having a market value at the time of twice the Right's exercisable price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right's then-current exercise price, a number of our common shares having a market value at that time of twice the Right's exercise price.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data has been derived from our audited consolidated financial statements as of December 31, 2000; December 31, 1999, and December 31, 1998 and the years then ended; December 31, 1997, and the nine-month period then ended; and for the fiscal year ended March 31, 1997. Amounts for the 1997 periods have been reclassified to reflect the equity in loss of partnerships for the Apartment Group, which was previously included in discontinued operations. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included in
Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K -- Financial Statements," along with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                     NINE-MONTH    FISCAL YEAR
                                                   YEAR ENDED       YEAR ENDED       YEAR ENDED     PERIOD ENDED      ENDED
                                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                     2000             1999             1998            1997           1997
                                                  ------------     ------------     ------------    ------------   -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue:
  Assisted living community revenue ............   $ 136,097        $ 137,176        $ 127,309       $ 76,887       $ 73,770
  Skilled nursing facility revenue..............       1,960               --               --             --             --
  Management fees ..............................         808            1,003            1,116            388          1,141
                                                   ---------        ---------        ---------       --------       --------
        Total revenue ..........................     138,865          138,179          128,425         77,275         74,911
                                                   ---------        ---------        ---------       --------       --------
Operating expenses:
  Assisted living community operating expense ..      87,130           87,665           81,488         49,411         45,595
  Skilled nursing facility expenses ............       2,580               --               --             --             --
  Assisted living community lease expense ......      30,892           32,239           26,628         15,773         12,872
  General and administrative ...................      12,288           14,965           27,581         17,595          9,097
  Impairment loss ..............................       6,187           16,368           22,727             --             --
  Depreciation and amortization ................       8,483            8,531            9,561          4,896          4,366
                                                   ---------        ---------        ---------       --------       --------
        Total operating expenses ...............     147,560          159,768          167,985         87,675         71,930
                                                   ---------        ---------        ---------       --------       --------
        Income (loss) from continuing
          operations ...........................      (8,695)         (21,589)         (39,560)       (10,400)         2,981
                                                   ---------        ---------        ---------       --------       --------
Other income (expense):
  Interest income ..............................       1,532            1,027            2,276          1,821          1,668
  Other income (expense), net ..................         244              376              198            321          1,402
  Equity in income (loss) of partnerships ......         791             (884)            (430)       (10,961)          (860)
  Gain (loss) on sale of properties ............         500            1,884             (674)         5,511             --
  Interest expense .............................      (8,368)          (8,933)          (7,728)        (4,568)        (5,470)
  Litigation judgment ..........................          --           (4,368)              --             --             --
                                                   ---------        ---------        ---------       --------       --------
        Total other income (expense) ...........      (5,301)         (10,898)          (6,358)        (7,876)        (3,260)
                                                   ---------        ---------        ---------       --------       --------
Income (loss) from continuing
  operations before income tax expense,
  minority interest, extraordinary
  items, discontinued operations and
  change in accounting principle ...............     (13,996)         (32,487)         (45,918)       (18,276)          (279)
Income tax expense .............................         160               35               54            484            297
                                                   ---------        ---------        ---------       --------       --------
Income (loss) from continuing
  operations before minority interest in
  income of majority owned entities,
  extraordinary items, discontinued
  operations and change in accounting
  principle ....................................     (14,156)         (32,522)         (45,972)       (18,760)          (576)
Minority interest in (income) loss of
  majority owned entities ......................          55             (903)            (839)          (773)          (783)
                                                   ---------        ---------        ---------       --------       --------
Loss from continuing operations before
  extraordinary items, discontinued
  operations and change in accounting
  principle ....................................     (14,101)         (33,425)         (46,811)       (19,533)        (1,359)
Extraordinary gain (loss) from early
  extinguishment of debt, net of income tax ....      20,613            7,020               --             --           (386)
                                                   ---------        ---------        ---------       --------       --------
Income (loss) from operations before
  discontinued operations and change
  in accounting principle ......................       6,512          (26,405)         (46,811)       (19,533)        (1,745)
Discontinued operations ........................          --               --              830         (2,602)           (29)
                                                   ---------        ---------        ---------       --------       --------
Cumulative effect of change in accounting
  principle ....................................          --            1,260               --             --             --
                                                   ---------        ---------        ---------       --------       --------
        Net income (loss) ......................       6,512          (27,665)         (45,981)       (22,135)        (1,774)
                                                   =========        =========        =========       ========       ========
Basic and diluted earnings (loss) per
 common share:
  Loss from continuing operations ..............   $   (0.81)       $   (2.09)       $   (2.95)      $  (1.75)      $  (0.14)
  Gain (loss) from extraordinary item ..........        1.19             0.44               --             --          (0.04)
  Discontinued operations ......................          --               --             0.05          (0.23)         (0.01)
  Loss from cumulative effect of change
    in accounting principle, net of tax ........          --             (.08)              --             --             --
                                                   ---------        ---------        ---------       --------       --------
        Net earnings (loss) ....................   $    0.38        $   (1.73)       $   (2.90)      $  (1.98)      $   (.19)
                                                   =========        =========        =========       ========       ========
Weighted average common shares outstanding .....      17,357           15,968           15,866         11,171          9,400
                                                   =========        =========        =========       ========       ========

                                                                                     DECEMBER 31,
                                                                    --------------------------------------------    MARCH 31,
                                                                      2000        1999        1998        1997        1997
                                                                    --------    --------    --------    --------    ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Selected Operating Data:
Assisted living units owned or leased (end of period) ...........      5,873       6,371       7,038       5,880       5,599
Assisted living units managed (end of period) ...................        848         821         906         379         256
Weighted average occupancy of assisted living units (end of year)         88%         85%         84%         84%         87%

Balance Sheet Data:
Working capital .................................................   $ 10,467    $  6,870    $ 11,691    $ 75,279    $ 12,947
Total assets ....................................................    165,940     175,165     205,457     233,085     161,947
Long-term notes payable, excluding current portion ..............     99,130     114,369      88,175      81,560      90,481
Total shareholders' equity ......................................     46,868      39,124      65,687     111,435      51,374


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

OVERVIEW

    We are a leading national provider of assisted and independent living services for the elderly. As of December 31, 2000, we operated 55 ALCs containing 6,721 units, including 33 Leased ALCs, 15 Owned ALCs and 7 Managed ALCs.

    Since commencing operation of ALCs for our own account in April 1994, we embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. We focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they "age in place." During 1998, we acquired interests in 11 ALCs and one skilled nursing facility from Hillsdale Group, LP and their affiliates, and opened five newly constructed ALCs. As of December 31, 2000, a substantial portion of our business and operations are conducted in California, where 37 of the 55 ALCs we operated are located. We intend to continue to make the western United States the primary focus of our clustering strategy. However, we intend to reduce our prior growth rate in order to focus greater attention and resources on enhancing the profitability of our existing core operations and on leasing up new developments at a faster rate. In addition we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives. In June 2000 we completed the sale of three ALCs and in December 2000 sold one of our four land sites held for sale. We currently have 9 ALCs and three land sites in property held for sale.

    In March 1999, ARVP II obtained financing and, through its wholly owned subsidiary ARVP II, LLC, purchased the landlord's interest in four previously leased ALCs for approximately $14.3 million.

    Newly opened ALCs are expected to incur operating losses until sufficient occupancy levels and operating efficiencies are achieved. Based upon recent experience, we believe that an ALC typically achieves its targeted occupancy level 18 to 24 months from the commencement of operations. Accordingly, we will require substantial liquidity to maintain the operations of newly opened ALCs. If sufficient occupancy levels are not achieved within reasonable periods, our results of operations, financial position and liquidity could be materially and adversely impacted.

    On January 1, 2001, Abdo H. Khoury, our Sr. Vice President and Chief Financial Officer was promoted to President.

THE YEAR ENDED DECEMBER 31, 2000 COMPARED WITH DECEMBER 31, 1999

    The following table sets forth a comparison of the year ended December 31, 2000 and the year ended December 31, 1999.

                                                           FOR THE      FOR THE
                                                          YEAR ENDED   YEAR ENDED
                                                         DECEMBER 31,  DECEMBER 31,  INCREASE/
                                                             2000         1999       (DECREASE)
                                                         ------------  ------------  ----------
                                                                 (DOLLARS IN MILLIONS)

         Revenue:
           Assisted living community revenue .........      $136.1       $137.2         (0.8)%
           Skilled nursing facility  revenue .........         2.0           --        100.0%
           Management fees from affiliates and others          0.8          1.0        (19.4)%
                                                            ------       ------       ------
                   Total revenue .....................       138.9        138.2         (0.5)%
                                                            ------       ------       ------
         Operating expenses:
           Assisted living community operating expense        87.1         87.7         (0.6)%
           Skilled nursing facility expenses .........         2.6           --        100.0%
           Assisted living community lease expense ...        30.9         32.2         (4.2)%
           General and administrative ................        12.3         15.0        (17.9)%
           Impairment loss ...........................         6.2         16.4        (62.2)%
           Depreciation and amortization .............         8.5          8.5         (0.6)%
                                                            ------       ------       ------
                   Total operating expenses ..........       147.6        159.8         (7.6)%
                                                            ------       ------       ------
         Loss from operations ........................        (8.7)       (21.6)       (59.7)%
                                                            ------       ------       ------
         Other income (expense):
           Interest income ...........................         1.5          1.0         49.2%
           Other income (expense), net ...............         0.2          0.4        (35.1)%
           Equity in income (loss) of partnerships ...         0.8         (0.9)       189.5%
           Gain on sale of properties ................         0.5          1.9        (73.4)%
           Interest expense ..........................        (8.3)        (8.9)        (6.3)%
           Litigation judgment .......................          --         (4.4)      (100.0)%
                                                            ------       ------       ------
                   Total other income (expense) ......        (5.3)       (10.9)       (51.4)%
                                                            ------       ------       ------
         Loss before income taxes, minority
           interest in income of majority owned
           entities, extraordinary items, and
           change in accounting principle ............       (14.0)       (32.5)       (56.9)%
         Income tax expense ..........................         0.2           --        357.1%
                                                            ------       ------       ------
         Loss before minority interest in income of
           majority owned entities, extraordinary
           items and change in accounting principle ..       (14.2)       (32.5)       (56.4)%
         Minority interest in (income) loss of
           majority owned entities ...................         0.1         (0.9)      (106.1)%
                                                            ------       ------       ------
         Loss before extraordinary item and change
           in accounting principle ...................       (14.1)       (33.4)       (57.8)%
         Extraordinary gain from early
           extinguishment of debt ....................        20.6          7.0        193.6%
                                                            ------       ------       ------
         Income (loss) before cumulative effect of
           accounting change .........................         6.5        (26.4)       124.7%
         Cumulative effect of accounting change ......          --         (1.3)      (100.0)%
                                                            ------       ------       ------
              Net income (loss) ......................      $  6.5       $(27.7)       123.5%
                                                            ======       ======       ======

    The decrease of $1.1 million in assisted living community revenue is attributable to:

    o   the sale of three ALCs during the second quarter of 2000; offset by

    o the increase in average occupancy for same store ALCs to 88.1% for 2000 as compared with 86.7% for 1999;

    o the increase in assisted living penetration to 46.7% for 2000 as compared with 45.6% for 1999; and

    o the increase in average rate per occupied unit to $2,158 for 2000 as compared with $2,070 for 1999.

    The $2.0 million increase in skilled nursing facility revenue is due to the fact that we began managing the facility ourselves on April 1, 2000. Previously it was managed by an unrelated third party and was included in other income and expense.

    Management fees from affiliates and others decreased $0.2 million due to:

    o the decrease in the number of management contracts to six for two quarters during 2000.

    Assisted living community operating expense decreased $0.6 million due to:

    o the sale of three of the ALCs during the second quarter of 2000; offset by

    o staffing requirements related to increased assisted living services provided; and

    o   increased wages of staff.

    The decrease in assisted living community lease expense of $1.3 million is primarily due to:

    o   the sale of three ALCs during the second quarter of 2000.

    General and administrative expenses decreased $2.7 million due to the following:

    o expenses incurred in connection with the lawsuits with Kapson, Atria and LFREI and Emeritus were less in 2000 as we settled the lawsuits in the middle of 1999; and

    o in 2000 we made substantial reductions in staffing under the current management team; and

    o the provision of $1.0 million in 1999 for the Medicare receivables held by GeriCare which was discontinued in 1997, versus $0.8 million additional provision booked in 2000 due to the uncertainty of collection as a result of an audit by the intermediary for Medicare.

    The impairment loss in 1999 was due to the following:

    o an $8.6 million impairment loss which represents a write down of the carrying values in excess of fair market value of the property held for sale; and

    o a $7.7 million write off for Rossmore House which included $3.1 million of goodwill and $4.6 million for reduction in carrying value as a result of the decision to sell this facility.

    The impairment loss in 2000 was due to the following:

    o an additional $0.5 million impairment loss on the properties held for sale; and

    o a $5.7 million impairment loss on the investment in joint ventures that have carrying values in excess of fair market value and met the criteria for impairment under Statement of Financial Accounting Standard No. 121.

    Depreciation and amortization expenses remained relatively constant. Expected decreases due to sale of ALCs during 2000 were offset by an increase in depreciation related to capital expenditures.

    Interest income increased due to higher average cash balances carried by us during 2000 as compared to 1999.

    Interest expense decreased $0.6 million due to extinguishment of debt.

    Minority interest in income of majority owned entities decreased due to the interest expense for the 9 refinanced properties held by our majority owned entities.

The $0.5 million gain from the sale of assets in 2000 was due to the sale of a parcel of land in Texas that was in property held for sale. The $ 1.9 million gain in 1999 was due to the sale of assets to Dominium for a portion of the apartment group.

Equity in income of partnerships was $ 0.8 million for the year ended December 31, 2000 and a loss of $ 0.9 million for the year ended December 31, 1999. The income in 2000 is a result of the reduction in our estimated liabilities under guarantees for certain partnerships. The 1999 expense is the result of operating costs of the Apartment Group, offset by a $ 1.0 million reduction in the estimated liability under guarantees for certain partnerships.

THE YEAR ENDED DECEMBER 31, 1999 COMPARED WITH  DECEMBER 31, 1998

    The following table sets forth a comparison of the year ended December 31, 1999 and the year ended December 31, 1998.

                                                        FOR THE       FOR THE
                                                       YEAR ENDED    YEAR ENDED
                                                      DECEMBER 31,  DECEMBER 31,   INCREASE/
                                                          1999         1998        (DECREASE)
                                                      ------------  ------------   ----------
                                                                (DOLLARS IN MILLIONS)

     Revenue:
       Assisted living community revenue ..........      $137.2       $127.3          7.8%
       Management fees from affiliates and others .         1.0          1.1        (10.1)%
                                                         ------       ------
               Total revenue ......................       138.2        128.4          7.6%
                                                         ------       ------
     Operating expenses:
       Assisted living community operating expense         87.7         81.5          7.6%
       Assisted living community lease expense ....        32.2         26.6         21.1%
       General and administrative .................        15.0         27.6        (45.7)%
       Impairment loss ............................        16.4         22.7        (28.0)%
       Depreciation and amortization ..............         8.5          9.6        (10.8)%
                                                         ------       ------
               Total operating expenses ...........       159.8        168.0         (4.9)%
                                                         ------       ------
     Loss from operations .........................       (21.6)       (39.6)       (45.4)%
                                                         ------       ------
     Other income (expense):
       Interest income ............................         1.0          2.3        (54.9)%
       Other income, net ..........................         0.4          0.2         89.9%
       Equity in income (loss) of partnerships ....        (0.9)        (0.4)       105.6%
       Gain (loss) on sale of assets ..............         1.9         (0.7)       379.5%
       Interest expense ...........................        (8.9)        (7.7)        15.6%
       Litigation judgment ........................        (4.4)          --        100.0%
                                                         ------       ------
               Total other income (expense) .......       (10.9)        (6.3)        71.4%
                                                         ------       ------
     Loss from continuing operations before income
       taxes, minority interest in income of
       majority owned entities, extraordinary
       items, discontinued operations and change in
       accounting principle .......................       (32.5)       (45.9)       (27.9)%
     Income tax expense ...........................          --          0.1         35.2%
                                                         ------       ------
     Loss from continuing operations before
       minority interest in income of majority
       owned entities, extraordinary items,
       discontinued operations and change in
       accounting principle .......................       (32.5)       (46.0)       (27.9)%
     Minority interest in income of majority owned
       entities ...................................         0.9          0.8          7.6%
                                                         ------       ------
     Loss from continuing operations before
       extraordinary item, discontinued operations
       and change in accounting principle .........       (33.4)       (46.8)       (27.2)%
     Extraordinary gain from early extinguishment
       of debt ....................................         7.0           --        100.0%
                                                         ------       ------
     Loss before discontinued operations and
       cumulative effect of change in accounting
       principle ..................................       (26.4)       (46.8)       (42.5)%
     Discontinued operations ......................          --          0.8       (100.0)%
     Cumulative effect of acctg. change ...........        (1.3)          --        100.0%
                                                         ------       ------
          Net loss ................................      $(27.7)      $(46.0)       (39.8)%
                                                         ======       ======

    The increase of $9.9 million in assisted living community revenue is attributable to:

    o the acquisition of seven ALCs during the second and third quarters of 1998, offset somewhat by the sale of three communities in March 1999, the sale of one ALC in June 1999 and the sale of one ALC in October 1999;

    o the five ALCs opened in the latter part of 1998 were generating revenues though still in a "lease up" stage with occupancies in the 50% range during 1999;

    o the increase in average occupancy for same store ALCs to 86.7% for 1999 as compared with 85.7% for 1998;

    o the increase in assisted living penetration to 45.6% for 1999 as compared with 43.5% for 1998; and

    o the increase in average rate per occupied unit to $2,070 for 1999 as compared with $1,828 for 1998.

    Management fees from affiliates and others decreased $0.1 million due to:

    o the number of management contracts decreased to seven in 1999 from eight in 1998.

    Assisted living community operating expense increased $6.2 million due to:

    o the acquisition of seven ALCs during the second and third quarters of 1998, offset somewhat by the sale of three communities in March 1999, the sale of one ALC in June 1999 and the sale of one ALC in October 1999;

    o the five newly opened ALCs in 1998 have full year expenses in 1999 compared to a partial year in 1998;

    o   the opening of one ALC in November 1999;

    o staffing requirements related to increased assisted living services provided; and

    o   increased wages of staff.

    The increase in assisted living community lease expense of $5.6 million is primarily due to:

    o the acquisition of two leased ALCs during the second and third quarters of 1998, offset somewhat by the acquisition of four previously leased communities; and

    o the opening of five ALCs during the latter half of 1998 which incurred only a partial year of lease expense while 1999 has the full year.

    General and administrative expenses decreased $12.6 million due to the following:

    o expenses incurred in connection with the lawsuits with Kapson, Atria and LFREI and Emeritus were substantially less in 1999 than 1998 as we settled the lawsuits in the middle of 1999;

    o in 1999 there were substantially less severance payments related to changes in management personnel than experienced in 1998;

    o in 1999 there were no investment banking fees, compared to $1.7 million in 1998; and

    o in 1999 we made substantial reductions in staffing under the new management team ; somewhat offset by

    o a provision of $1.0 million in 1999 for Medicare receivables that are currently under audit versus $0.4 million recorded as a provision in 1998.

    The impairment loss in 1998 was due to:

    o a $19.0 million write-down of five existing ALCs and five land sites held for sale that had carrying values in excess of fair market value; and

    o a $3.7 million impairment loss on existing ALCs which had projected future cash flows that were less than carrying value of the assets.

    While the impairment loss in 1999 was due to:

    o an $8.6 million impairment loss which represents a write down of the carrying values in excess of fair market value of the property held for sale; and

    o a $7.7 million write off for Rossmore House which included $3.1 million of goodwill and $4.6 million for reduction in carrying value as a result of the decision to sell this facility.

    Depreciation and amortization expenses decreased due to sale of ALCs during 1999.

    Interest income decreased due to lower average cash balances carried by us during 1999 as compared to 1998.

    Interest expense increased $1.2 million due to:

    o decrease for interest rate lock and commitment fees incurred in connection with the failed refinancing of the majority owned entities during 1998; offset by

    o increase due to additional debt incurred in connection with acquiring four ALCs in the first quarter of 1999;

    o increase due to partial versus full year of interest expenses for the ALCs acquired in 1998; and

    o   increase due to refinancing 11 owned properties in June 1999.

    Equity in income (loss) of partnerships was due to the operations of the senior apartment group. As guarantor for various partnership obligations, we recorded our estimate of these obligations as losses.

    The $1.9 million gain in 1999 was due to the sale of assets to Dominium for a portion of the Apartment Group.

    Gain from discontinued operations in 1998 was due to the reversal of a portion of the provision in 1997 as all expected future operating costs for our Apartment Group were recorded in 1997 but, since not sold within one year were reversed in 1998. Due to the complexities of the transaction most of these assets were not sold until 1999 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Our unrestricted cash and cash equivalents balances were $16.8 million and $14.6 million at December 31, 2000 and 1999, respectively.

    Working capital increased to $10.5 million as of December 31, 2000 compared to working capital of $6.9 million at December 31, 1999, resulting primarily from the increase in cash of $2.2 million.

    During 2000 cash used in continuing operations was $2.1 million compared to $11.3 million during 1999 and $11.6 million in 1998.

    The cash used in operating activities during 2000 was a result of:

    o   net income of $6.5 million; adjusted for

    o   non-cash charges of:

        --  $6.2 million loss recorded for impairment of long-lived assets;

        --  $8.5 million of depreciation and amortization expense; and

        --  $2.7 million decrease in net liabilities; offset by

        -- $20.6 million for gain on extraordinary item on early extinguishment of debt.

    The cash used in operating activities during 1999 was a result of:

    o   our net loss of $27.7 million; adjusted for

    o   non-cash charges (credits) of:

        --  $16.4 million loss recorded for impairment of long-lived assets;

        --  $8.5 million of depreciation and amortization expense;

        -- $1.3 million for the cumulative effect of the change in accounting principle.

        -- $0.9 million of minority interest in income of majority owned entities; offset by

        -- $7.0 million for gain on extraordinary item on early extinguishment of debt;

        --  $0.6 million decrease in net liabilities;

        --  $1.9 million for gain on sale of assets to Dominium

    The cash used in operating activities during 1998 was a result of:

    o   our net loss of $46.0 million;

    o $1.4 million of cash used in operating activities of discontinued operations;

    o   $0.2 million decrease in net liabilities; offset by

    o   non-cash charges of:

        --  $22.7 million loss recorded for impairment of long-lived assets;

        --  $9.6 million of depreciation and amortization expense;

        -- $0.8 million of minority interest in income of majority owned entities;

        -- $0.7 million of losses recorded on properties sold to our development joint ventures;

        --  $0.6 million of provisions for discontinued project costs.

    In 2000 cash used by investing activities was $2.4 million as compared to $10.1 million of cash provided in 1999 and $78.1 million used in 1998.

    The cash used by investing activities during 2000 was a result of:

    o   $5.2 million for purchase of property, furniture and equipment; offset by:

    o   $0.5 million decrease in security deposit on leased properties; and

    o   $3.8 million proceeds for sale of assets, net of cost.

    The cash provided by investing activities during 1999 was a result of:

    o   $39.8 million proceeds for sale of ALCs, net of cost;

    o   $1.9 million proceeds for sale of partnership interests; offset by

    o   $14.7 million for purchase of previously leased ALCs;

    o   $7.4 million for purchase of property, furniture and equipment;

    o   $6.4 million increase in security deposit on leased properties; and

    o   $1.3 million for the contribution into a joint venture.

    The cash used in investing activities during 1998 was a result of:

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

    In 2000 the cash provided by financing activities was $6.2 million as compared to $2.1 million for 1999 and $0.2 million during 1998.

    The cash provided by financing activities during 2000 was a result of:

    o   $10.0 million borrowings under non-secured line of credit;

    o   $41.0 million of borrowing under notes payable; offset by:

    o   $33.7 million of repayments of notes payable;

    o $10.9 million of repayments of subordinated debt offset by $1.3 million of associated costs;

    o $0.2 million of distributions paid to our minority partners in certain majority owned entities; and

    o   $1.3 million of loan fees.

    The cash provided by financing activities during 1999 was a result of:

    o   $41.8 million refinancing proceeds;

    o $14.7 million of borrowing under notes payable for purchase of previously leased ALCs;

    o   $2.6 million of borrowing under notes payable; offset by:

    o   $45.2 million of repayments of notes payable;

    o $9.0 million of distributions paid to our minority partners in certain majority owned entities; and

    o   $1.0 million of repayments of subordinated debt; and

    o   $1.8 million of loan fees.

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

    On June 28, 1999, we refinanced 11 properties held by various partnerships that had under-leveraged assets. As the general partner of the partnerships we distributed most of the net proceeds from the refinancing to the limited partners and enhanced our liquidity position in the partnerships. The term of the loans is two years with a lender optional 10-year extension and a 25-year amortization schedule for repayment of principal, fixed interest of 9.15% and a 2% structuring fee for Banc One that is amortized over two years. In December 2000, we refinanced four properties. The term of the loan is 35 years with fixed interest rates ranging from of 8.5-8.6% including mortgage insurance of 0.5%. Subsequent to year-end we also were able to complete the re-financing of four others leaving three loans whose maturities have been extended to January 2002.

    In our fiscal year ended December 31, 1999, we began retiring portions of our 6 3/4% convertible subordinated debt from time to time. During 1999 fiscal year, we issued a total of 799,566 shares of our common stock and paid a total of $1.0 million to some of our bondholders in exchange for a total of $9.2 million principal amount of the subordinated notes due 2006 that were held by those bondholders. These transactions resulted in an extraordinary gain of $7.0 million net of tax as of our fiscal year ended December 31, 1999. During the current fiscal year, we have issued a total of 781,025 share of our common stock and paid a total of $9.6 million to additional bondholders in exchange for a total of $33.0 million additional principal amount of the subordinated notes held by those bondholders. These transactions resulted in an extraordinary gain of $20.6 million net of tax and costs as of December 31, 2000. Through these transactions, we have retired a total of $42.2 million of our public debt resulting in extraordinary gains of $27.9 million to date.

    On September 10, 1996, we obtained a $10 million revolving line of credit with Imperial Bank to be used for acquisition, development, the provision of letters of credit and general corporate purposes. On November 10, 1998, Imperial amended the line of credit agreement to require that we provide collateral for outstanding standby letter of credit obligations. As of December 31, 2000 we no longer had any credit facility and had fully collateralized our outstanding standby letter of credit with cash.

    In 2000 we obtained a $10 million unsecured revolving line of credit with our major shareholder Lazard Freres to be used for retirement of the subordinated 6 3/4% public debt. At December 31, 2000 we had $10.0 million outstanding on the line of credit at LIBOR plus 10% interest payable monthly.

    We believe that our existing liquidity, ability to sell ALCs and land sites which do not meet our financial objectives or geographic strategy, and ability to refinance certain Owned ALCs and investments will provide adequate resources to meet our current operating and investing needs and support our current growth plans for the next 12 months. We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our growth strategy, including the acquisition of ALCs as well as other capital expenditures and to provide additional funds to meet increased working capital requirements.

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

YEAR 2000

Our Year 2000 program, implemented under the direction of our senior management, was completed on schedule. We did not experience any significant operational issues nor did our residents experience any problems at our ALCs. The total cost of our Year 2000 program was approximately $2.0 million. We are not aware of any obligations related to damages resulting from Year 2000 issues. We do not believe that any such obligations that may arise in the future will have a material effect on our business, results of operations, financial position or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2000. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

    For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $300,000.

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

                             EXPECTED MATURITY DATA

                                                                                                FAIR
                           2001       2002     2003     2004      2005   THEREAFTER   TOTAL     VALUE
                          ------    -------    -----    -----    -----   ----------  -------   -------

  Fixed rate debt .....   $  679    $13,685    $ 354    $ 383    $ 416    $54,421    $69,938   $59,785
  Average interest rate     8.04%      7.92%    7.77%    7.77%    7.77%      7.77%
  Variable rate debt ..   $  392    $29,871       --       --       --         --    $30,263   $30,263
  Average interest rate    11.29%     11.31%                        --         --

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                         EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of the report:

    (1) Financial Statements. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                                  Page
                                                                  ----

        Independent Auditors' Report..........................    F-1
        Consolidated Balance Sheets...........................    F-2
        Consolidated Statements of Operations.................    F-3
        Consolidated Statements of Shareholders' Equity.......    F-4
        Consolidated Statements of Cash Flows.................    F-5
        Notes to Consolidated Financial Statements............    F-7

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

        3.2 By-laws of ARV Delaware, Inc., incorporated by reference to the Company's Proxy Statement for the 1997 Meeting of Shareholders of ARV Assisted Living Inc., filed with the Securities and Exchange Commission on Schedule 14A on December 31, 1997.

        4 Rights Agreement, dated May 14, 1998, between ARV Assisted Living Inc., and ChaseMellon Shareholder Services LLC which includes the form of Certificate of Determination of the Series D Junior Participating Preferred Stock of ARV Assisted Living, Inc. as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference.

        4.2 First Amendment to the Right Agreement, dated October 21, 1998, by and between ARV Assisted Living Inc., and ChaseMellon Shareholder Services LLC, incorporated by reference to our 8-K filed October 21, 1998.

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

                                  EXHIBIT INDEX

  Exhibit
   Number                          Description
  -------                          -----------
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

   10.10 Executive Employment Agreement, dated December 5, 1997, by and between ARV Assisted Living, Inc. and Howard G. Phanstiel incorporated by reference to the Company's 10-K filed with the Securities and Exchange Commission on March 31, 1997.

   10.11 Amendment to Executive Employment Agreement, effective December 5, 1997, by and between ARV Assisted Living, Inc. and Howard G. Phanstiel incorporated by reference to the Company's 10-K filed with the Securities and Exchange Commission on March 31, 1997.

   10.12 Executive Employment Agreement, as amended, dated June 1, 1998, by and between ARV Assisted Living, Inc. and Douglas M. Pasquale incorporated by reference to the Company's 10-Q for June 30, 1998.

   10.13 Employment Agreement, as amended, dated June 15, 1998, by and between ARV Assisted Living, Inc. and Patricia J. Gifford, MD incorporated by reference to the Company's 10-Q for June 30, 1998.

   10.20 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.1 on August 10, 1999.

   10.21 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.2 on August 10, 1999. (1)

   10.22 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.3 on August 10, 1999. (1)

   10.23 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.4 on August 10, 1999. (1)

  Exhibit
   Number                          Description
  -------                          -----------

   10.24 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.5 on August 10, 1999. (1)

   10.25 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.6 on August 10, 1999. (1)

   10.26 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.7 on August 10, 1999. (1)

   10.27 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.8 on August 10, 1999.(1)

   10.28 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.9 on August 10, 1999. (1)

   10.29 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.10 on August 10, 1999. (1)

   10.30 Loan Agreement by and between Banc One Capital Funding Corporation and Acacia Villa, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.11 on August 10, 1999. (1)

   10.31 Letter Agreement as to the Loans in the aggregate amount of $39,703,100 from Banc One Capital Funding Corporation to Retirements Inns II LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.12 on August 10, 1999.

   10.32 Letter Agreement as to the Loans in the aggregate amount of $2,116,100 from Banc One Capital Funding Corporation to Acacia Villa LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit
            10.13 on August 10, 1999.

   10.33 Letter Agreement as to the Loans in the aggregate amount of $13,382,200 from Banc One Capital Funding Corporation to Retirements Inns III LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.14 on August 10, 1999.

   10.34 Note and Agreement as to Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.15 on August 10, 1999.

   10.35 Note and Agreement as to Retirement Inns III, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.16 on August 10, 1999.

   10.36 Note and Agreement as to Acacia Villa, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.17 on August 10, 1999.

   10.37 Term Loan Agreement between ARV Assisted Living, Inc. and LFSRI II Assisted Living, LLC, incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit 10.1 on May 15, 2000.

   10.38 Warrant issued to LFSRI II Assisted Living, LLC to Purchase Common Stock of ARV Assisted Living, Inc, incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit
            10.2 on May 15, 2000.

  Exhibit
   Number                             Description
  -------                              -----------

   10.39 Second Amendment to Rights Agreement, by and between ARV Assisted Living, Inc, and Chase Mellon Shareholder Services, LLC, incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit 10.3 on May 15, 2000.

   10.40 Term Note between ARV Assisted Living, Inc. and LFSRI II Assisted Living LLC, incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit 10.4 on May 15, 2000.

   10.41 Waiver, incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit 10.5 on May 15, 2000.

   10.42 LLC Articles of Incorporation incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit 10.1 on August 10, 2000.

   10.43 Multifamily Note incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit 10.2 on August 10, 2000.

   10.44 Agreement of Assignment of ARV Investment Group, Inc. ( a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest in Franklin Commons, L.P. dated January 16, 2001.

   10.45 Assignment of interest in the receivable obligation owed by Franklin Commons, L.P. to Pacific Demographics Corporations, a wholly owned subsidiary of ARV Assisted Living, Inc. dated January 16, 2001.

   10.46 Assignment of interest in management fees owed by Franklin Commons, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

   10.47 First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Franklin Commons, L.P.

   10.48 First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Franklin Commons, L.P.

   10.49 Purchase Agreement by and between ARV Investment Group, Inc. (wholly owned subsidiary of ARV Assisted Living, Inc.) and Eenhoorn Development, LLC for the sale of partnership interest in Franklin, Grand Rapids, Rosewood, San Marcos and Lansing.

   10.50 Amendment to Purchase Agreement dated October 4, 2000 by and between ARV Investment Group, Inc. (wholly owned subsidiary of ARV Assisted Living, Inc.) and Eenhoorn Development, LLC.

   10.51 Agreement of Assignment of ARV Investment Group, Inc. ( a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest in Grand Rapids Housing Partners, L.P. dated January 16, 2001.

   10.52 Assignment of interest in the receivable obligation owed by Grand Rapids Housing Partners, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.

   10.53 Assignment of interest in management fees owed by Grand Rapids Housing Partners,, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

  Exhibit
   Number                             Description
  -------                             -----------

   10.54 First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Grand Rapids Housing Partners, L.P.

   10.55 First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Grand Rapids Housing Partners, L.P.

   10.58 Agreement of Assignment of ARV Investment Group, Inc. ( a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest Lansing Housing Partners, L.P. dated January 16, 2001.

   10.59 Assignment of interest in the receivable obligation owed by Lansing Housing Partners, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.

   10.60 Assignment of interest in management fees owed by Lansing Housing Partners,, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

   10.61 First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Lansing Housing Partners, L.P.

   10.62 First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Lansing Housing Partners, L.P.

   10.65 Agreement of Assignment of ARV Investment Group, Inc. ( a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest Rosewood Villas, L.P. dated January 16, 2001.

   10.66 Assignment of interest in the receivable obligation owed by Rosewood Villas, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.

   10.67 Assignment of interest in management fees owed by Rosewood Villas, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

   10.68 First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Rosewood Villas, L.P.

   10.69 First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Rosewood Villas, L.P.

   10.72 Agreement of Assignment of ARV Investment Group, Inc. ( a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest San Marcos, L.P. dated January 16, 2001.

   10.73 Assignment of interest in the receivable obligation owed by San Marcos, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.

   10.74 Assignment of interest in management fees owed by San Marcos, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

  Exhibit
   Number                               Description
  -------                               -----------

   10.75    Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital,
            Inc.

   10.76 Allonge #1 to Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc.

   10.77 Deed of Trust between ARV Burlingame, L.P. and Fidelity National Title Insurance

   10.78 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Burlingame, L.P. and Secretary of Housing and Urban Development

   10.79 Regulatory Agreement Nursing Homes Projects between ARV Burlingame, L.P. and Federal Housing Commissioner

   10.80    Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital,
            Inc.

   10.81 Allonge #1 to Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc.

   10.82 Deed of Trust between ARV Campbell, L.P. and Fidelity National Title Insurance

   10.83 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Campbell, L.P. and Secretary of Housing and Urban Development

   10.84 Regulatory Agreement Nursing Homes Projects between ARV Campbell, L.P. and Federal Housing Commissioner

   10.85    Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital,
            Inc.

   10.86 Allonge #1 to Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc.

   10.87 Deed of Trust between ARV Sunnyvale, L.P. and Fidelity National Title Insurance

   10.88 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Sunnyvale, L.P. and Secretary of Housing and Urban Development

   10.89 Regulatory Agreement Nursing Homes Projects between ARV Sunnyvale, L.P. and Federal Housing Commissioner

   10.90    Deed of Trust Note of ARV Valley View, L.P. to Red Mortgage Capital,
            Inc.

   10.91 Deed of Trust between ARV Valley View, L.P. and Fidelity National Title Insurance

   10.92 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Valley View, L.P. and Secretary of Housing and Urban Development

   10.93 Regulatory Agreement Nursing Homes Projects between ARV Valley View, L.P. and Federal Housing Commissioner

   23.1     Consent of KPMG LLP.

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

                                               ARV ASSISTED LIVING, INC.

                                               By: /s/ DOUGLAS M. PASQUALE
                                                   ----------------------------
                                                       Douglas M. Pasquale
                                                       Chief Executive Officer

Date: March 30, 2001

    Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                       Title                         Date
           ---------                       -----                         ----

/s/   DOUGLAS M. PASQUALE        Chief Executive Officer             April 2, 2001
- -----------------------------    (Principal Executive Officer)
      Douglas M. Pasquale


/s/   ABDO H. KHOURY             President and Chief                 April 2, 2001
- -----------------------------    Financial Officer
      Abdo H. Khoury             (Principal Financial &
                                 Accounting Officer)

/s/   JOHN A. MOORE              Director                            April 2, 2001
- -----------------------------
      John A. Moore


/s/   DAVID P. COLLINS           Director                            April 2, 2001
- -----------------------------
      David P. Collins


/s/   MAURICE J. DEWALD          Director                            April 2, 2001
- -----------------------------
      Maurice J. DeWald


/s/   JEFFREY KOBLENTZ           Director                            April 2, 2001
- -----------------------------
      Jeffrey Koblentz

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
ARV Assisted Living, Inc.:

    We have audited the accompanying consolidated balance sheets of ARV Assisted Living, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule described in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARV Assisted Living, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/ KPMG LLP

Orange County, California
March 16, 2001

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                     ASSETS

                                                               2000         1999
                                                             ---------    ---------

     Current assets:
       Cash and cash equivalents .........................   $  16,817    $  14,570
       Accounts receivable and amounts due
         from affiliates .................................         829        3,039
       Prepaids and other current assets .................       5,547        2,772
       Properties held for sale, net .....................       3,545        4,301
                                                             ---------    ---------
               Total current assets ......................      26,738       24,682
     Property, furniture and equipment ...................     100,461      102,185
     Goodwill, net .......................................      18,939       19,430
     Operating lease security deposits ...................       9,778       12,164
     Other non-current assets ............................      10,024       16,704
                                                             ---------    ---------
                                                             $ 165,940    $ 175,165
                                                             =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable ..................................   $   2,645    $   1,503
       Accrued liabilities ...............................      11,956       13,654
       Notes payable, current portion ....................       1,071        1,363
       Accrued interest payable ..........................         599        1,292
                                                             ---------    ---------
               Total current liabilities .................      16,271       17,812
     Notes payable, less current portion .................      99,130      114,369
     Lease liabilities ...................................       1,752        1,922
     Other non-current liabilities .......................         789          934
                                                             ---------    ---------
                                                               117,942      135,037

     Minority interest in majority owned entities ........       1,130        1,004

     Shareholders' equity:
     Series A Preferred stock, convertible and
       redeemable; 2,000 shares authorized, none
       issued or outstanding at December 31,
       2000 and 1999 .....................................          --           --
     Preferred stock, no par value. 8,000 shares
       authorized, none issued and outstanding ...........          --           --
     Common stock, $0.01 par value. Authorized
       100,000 shares; 17,460 and 16,679 shares
       issued and outstanding at December 31,
       2000 and 1999, respectively .......................         175          167
       Additional paid in capital.........................     145,337      144,113
       Accumulated deficit ...............................     (98,644)    (105,156)
                                                             ---------    ---------
               Total shareholders' equity ................      46,868       39,124
                                                             ---------    ---------
     Commitments and contingent liabilities ..............   $ 165,940    $ 175,165
                                                             =========    =========


          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                       DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                           2000             1999             1998
                                                       ------------      ------------     ------------
   Revenue:
     Assisted living community revenue:
        Rental revenue ...........................       $ 112,073        $ 110,980        $ 103,402
        Assisted living and other services .......          24,024           26,196           23,907
        Skilled nursing facility revenue .........           1,960               --               --
        Management fees ..........................             808            1,003            1,116
                                                         ---------        ---------        ---------
             Total revenue .......................         138,865          138,179          128,425
                                                         ---------        ---------        ---------
   Operating expenses:
     Assisted living community operating expense .          87,130           87,665           81,488
     Skilled nursing facility expenses ...........           2,580
     Assisted living community lease expense .....          30,892           32,239           26,628
     General and administrative ..................          12,288           14,965           27,581
     Impairment loss .............................           6,187           16,368           22,727
     Depreciation and amortization ...............           8,483            8,531            9,561
                                                         ---------        ---------        ---------
             Total operating expenses ............         147,560          159,768          167,985
                                                         ---------        ---------        ---------

   Loss from continuing operations ...............          (8,695)         (21,589)         (39,560)
                                                         ---------        ---------        ---------

   Other income (expense):
     Interest income .............................           1,532            1,027            2,276
     Other income (expense), net .................             244              376              198
     Equity in income (loss) of partnerships .....             791             (884)            (430)
     Gain (loss) on sale of properties ...........             500            1,884             (674)
     Interest expense ............................          (8,368)          (8,933)          (7,728)
     Litigation judgment .........................              --           (4,368)              --
                                                         ---------        ---------        ---------
             Total other income (expense) ........          (5,301)         (10,898)          (6,358)
                                                         ---------        ---------        ---------

   Loss from continuing operations before
     income tax expense, minority interest
     in income of majority owned entities,
     extraordinary item, discontinued operations
     and change in accounting principle ..........         (13,996)         (32,487)         (45,918)

   Income tax expense ............................             160               35               54
                                                         ---------        ---------        ---------

   Loss from continuing operations before minority
     interest in income of majority
     owned entities, extraordinary items,
     discontinued operations and change in
     accounting principle ........................         (14,156)         (32,522)         (45,972)
   Minority interest in (income) loss
     of majority owned entities ..................              55             (903)            (839)
                                                         ---------        ---------        ---------

   Loss from continuing operations before
     extraordinary items, discontinued
     operations and change in accounting principle         (14,101)         (33,425)         (46,811)
   Extraordinary gain from early extinguishment
     of debt, net of income tax of $200
     in 2000 .....................................          20,613            7,020               --
                                                         ---------        ---------        ---------

   Income (loss) before discontinued operations
     and cumulative effect of change in
     accounting principle ........................           6,512          (26,405)         (46,811)
   Discontinued operations .......................              --               --              830
   Cumulative effect of change in accounting
     principle, net of income tax ................              --           (1,260)              --
                                                         ---------        ---------        ---------

   Net income (loss) .............................       $   6,512        $ (27,665)       $ (45,981)
                                                         =========        =========        =========
   Earnings (loss) per share information:
     Loss before extraordinary gain from early
       extinguishment of debt, discontinued
       operations, and cumulative effect of
       change in accounting principle ............       $   (0.81)       $   (2.09)       $   (2.95)
     Extraordinary gain from early extinguishment
       of debt, net of income tax ................            1.19              .44               --
     Discontinued operations .....................              --               --              .05
     Cumulative effect of change in accounting
       principle, net of income tax ..............              --             (.08)              --
                                                         ---------        ---------        ---------
          Net earnings (loss) ....................       $    0.38        $   (1.73)       $   (2.90)
                                                         =========        =========        =========

   Weighted average common shares outstanding ....          17,357           15,968           15,866
                                                         =========        =========        =========


          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                      COMMON STOCK
                                                   --------------------    ACCUMULATED
                                                    SHARES      AMOUNT       DEFICIT        TOTAL
                                                   -------    ---------    -----------    ---------
   Balance at December 31, 1997 ...............    $15,848    $ 142,945     $ (31,510)    $ 111,435
     Issuance of common stock .................         25          233            --           233
     Net loss .................................         --           --       (45,981)      (45,981)
                                                   -------    ---------     ---------     ---------
   Balance at December 31, 1998 ...............     15,873      143,178       (77,491)       65,687
     Issuance of common stock .................        806        1,474            --         1,474
     Adjustment to stock issuance
       cost-litigation judgment ...............         --         (372)           --          (372)
   Net loss ...................................         --           --       (27,665)      (27,665)
                                                   -------    ---------     ---------     ---------
   Balance at December 31, 1999 ...............     16,679      144,280      (105,156)       39,124
     Issuance of common stock .................        781        1,232            --         1,232
     Net income ...............................         --           --         6,512         6,512
                                                   -------    ---------     ---------     ---------
   Balance at December 31, 2000 ...............     17,460    $ 145,512     $ (98,644)    $  46,868
                                                    ======    =========     =========     =========

          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                           YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                                      DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                                                      -----------------   -----------------   -----------------

Cash flows provided by (used in) operating activities:
  Net income (loss) ..............................................          $  6,512           $(27,665)          $ (45,981)

  Adjustments to reconcile net income (loss) to net cash
   provided by (used in)
     operating activities:
     Impairment loss .............................................             6,187             16,368              22,727
     Extraordinary gain on debt retirement .......................           (20,613)            (7,020)                 --
     Change in accounting principle ..............................                --              1,260                  --
     Loss (gain) on sale of properties ...........................              (500)            (1,884)                674
     Depreciation and amortization ...............................             8,483              8,531               9,561
     Provision for discontinued project costs ....................                --                 --                 644
     Minority interest in income (loss) of majority owned entities               (55)               903                 839
     Other .......................................................               (23)                70                 (35)
     Changes in assets and liabilities, net of acquisitions:
       (Increase) decrease in:
          Accounts receivable and amounts due from affiliates ....             2,210               (696)               (546)
          Prepaids and other assets ..............................            (2,775)             2,460              (1,743)
          Other non-current assets ...............................               (92)              (407)             (1,382)
       Increase (decrease) in:
          Accounts payable and accrued liabilities ...............              (756)            (3,476)              2,659
          Accrued interest payable ...............................              (693)              (385)                195
          Lease concessions ......................................                17                596                 781
                                                                            --------           --------           ---------
          Net cash provided by (used in) operating activities of
            continuing operations ................................            (2,098)           (11,345)            (11,607)
          Net cash provided by (used in) operating activities of
            discontinued operations ..............................                --                 --              (1,354)
                                                                            --------           --------           ---------

          Net cash used in operating activities ..................            (2,098)           (11,345)            (12,961)
                                                                            --------           --------           ---------

Cash flows provided by (used in) investing activities:
  Acquisition of Hillsdale communities ...........................                --                 --             (71,709)
  Payments of deferred project costs .............................                --                 --                (258)
  Proceeds from the sale of properties,  net of selling cost .....             3,820             39,786                  --
  Proceeds from sale of partnership interests ....................                --              1,884                  --
  Purchase of previously leased communities ......................                --            (14,693)                 --
  Additions to property, furniture and equipment .................            (5,187)            (7,391)            (12,251)
  Decrease in leased property security deposits ..................              (498)            (6,400)             (1,286)
  Cash contributed to joint venture ..............................                --             (1,251)                 --
  Proceeds from sale of communities to joint venture .............                --                 --               7,249
  Distributions received from limited partnership ................                --                 --                 660
  Other ..........................................................                --                 --                (527)
                                                                            --------           --------           ---------
          Net cash provided by (used in) investing activities ....            (1,865)            11,935             (78,122)
                                                                            --------           --------           ---------
Cash flows provided by (used by) financing activities:
  Borrowings under notes payable for purchase of
    previously leased communities ................................                --             14,677                  --
  Borrowing under refinancing for owned communities ..............                --             41,819                  --
  Proceeds from issuance of common stock, net of issuance costs ..                --                 --                 233
  Borrowing under non-secured credit line ........................            10,000
  Borrowings under notes payable .................................            40,987              2,609               4,350
  Repayments of notes payable ....................................           (33,654)           (45,197)               (704)
  Repurchase of subordinated debt ................................            (9,598)            (1,010)                 --
  Distributions paid from majority owned entities ................              (247)            (9,039)               (817)
  Loan fees ......................................................            (1,278)            (1,764)                 --
  Payment of costs  associated  with the conversion of
     subordinated notes ..........................................                --                 --              (2,610)
  Other ..........................................................                --                 --                (260)
                                                                            --------           --------           ---------
          Net cash provided by financing activities ..............             6,210              2,095                 192
                                                                            --------           --------           ---------
          Net increase (decrease) in cash and cash equivalents ...             2,247              2,685             (90,891)
Cash and cash equivalents at beginning of period .................            14,570             11,885             102,776
                                                                            --------           --------           ---------
Cash and cash equivalents at end of period .......................          $ 16,817           $ 14,570           $  11,885
                                                                            ========           ========           =========
Supplemental schedule of cash flow information:
  Cash paid during the year for:
     Interest ....................................................          $  6,730           $  9,318           $   9,097
                                                                            ========           ========           =========
     Income taxes ................................................          $    160           $     35           $      54
                                                                            ========           ========           =========
Supplemental schedule of non-cash investing and
  financing activities:
     Conversion of current liability to long-term debt ...........          $     --           $  1,000           $      --
     Additional costs of private placement .......................                --                372                  --
     Conversion of subordinated notes to common stock ............             1,232              1,474                  --
     Assumption of debt in connection with the Hillsdale
       acquisition ...............................................                --                 --              15,250
     Financing of leased property security deposits ..............                --                 --               2,625

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

    ARV Assisted Living, Inc. and subsidiaries (the "Company") own, operate, acquire and develop assisted living communities that provide housing to senior citizens, some of whom require assistance with the activities of daily living such as bathing, dressing and grooming.

    At December 31, 2000, we operated 55 assisted living communities ("ALCs") in eleven states including 15 which we own ("Owned ALCs"), 33 which we operate pursuant to long-term operating leases ("Leased ALCs") and seven in which we serve as the property manager ("Managed ALCs"). Thirty-seven of the ALCs are located in California. We also managed 8 affordable senior and multifamily apartments (the "Apartment Group"), in 7 of which we serve as the general partner.

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

PROPERTY, FURNITURE AND EQUIPMENT

    Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

     Buildings and improvements..................     27.5 to 35 years
     Furniture, fixtures and equipment...........     3 to 7 years

    Property, furniture and equipment consisted of the following (in thousands):

                                                         DECEMBER 31,
                                                -----------------------------
                                                  2000                1999
                                                ---------           ---------

     Land ............................          $  19,404           $  19,404
     Buildings and improvements ......             84,891              82,043
     Furniture, fixtures and equipment             13,631               9,765
                                                ---------           ---------
                                                $ 117,926           $ 111,212
     Accumulated depreciation ........            (17,465)             (9,027)
                                                ---------           ---------
                                                $ 100,461           $ 102,185
                                                =========           =========


GOODWILL

    Goodwill represents the excess of the purchase price of acquired assets over the estimated fair value of the net tangible assets acquired. Goodwill is amortized on a straight-line basis over 35 years and includes accumulated amortization of $1,539,000 and $1,048,000 at December 31, 2000 and 1999,
respectively. We periodically review our goodwill to assess its recoverability and impairments will be recognized in the statement of operations if a permanent impairment is determined to have occurred. If we dispose of a significant segment of the operations acquired which generated goodwill, we would allocate the goodwill to the disposal based upon its fair value relative to the fair value of all assets acquired. Recoverability of goodwill is determined based on undiscounted future operating cash flows from the related business unit. The amount of impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

ACCOUNTING FOR LONG-LIVED ASSETS

    We review our long-lived assets, including goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. Cash flows are reviewed at the community level which is the lowest level of identifiable cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset's fair value. For long-lived assets held for sale fair value is reduced for costs to sell.

    In 1998, our board of directors decided to sell five Owned ALCs and five development land sites located outside of California. In addition, in 1999 we decided to sell twelve leased ALCs outside the Western United States. These decisions were in keeping with our strategy to focus our efforts on occupancy gains and to lease up ALCs faster. The fair value of the assets, based upon the offers we received from potential buyers, was below the carrying amount of the assets. We recorded an impairment loss of $6.2 million in 2000, $16.4 million in 1999 and $22.7 million in 1998 on properties, goodwill and investments that did not meet the Company's strategy of focusing in the western United States or were impaired based upon management's analysis described above. Properties were classified as held for sale and the investments remained in other non-current assets at their impaired values.

INVESTMENTS

    We are the general partner in five limited partnerships, four of which are consolidated, which operate ALCs (ownership interests range from less than .01% to 95%). As of December 31, 2000 we were also a general partner in seven tax credit partnerships (ownership is generally less than 1%). We account for our investment in partnerships where significant influence exists using the equity method because we have less than a controlling interest. Under the terms of the partnership agreements, profits and losses are allocated to the general and limited partners in specified ratios. We generally have unlimited liability for obligations of certain partnerships in which we are the general partner. Liabilities under these obligations have generally not been significant. We have unlimited liability under separate guarantees related to these partnerships. Under Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures," we record our obligations under these agreements as a component our equity in the income or losses of these partnerships. In 1997, we accrued for our best estimate of our obligation under these guarantees, and revised that estimate based upon current facts and circumstances. On January 16, 2001 we sold five of our partnership interests to an unrelated third party (see Note 3).

    In 1998, we pursued an additional development strategy by entering into joint ventures ("LLCs") designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 in the Hillsdale transaction and to construct three new communities on land sites we own. Participants in the joint ventures with us are a third-party investor and a third-party developer. The LLCs contracted with the developer to provide development services to perform the renovation and construction. We manage the properties operated by the joint venture for an amount equal to three percent of gross revenues. We account for our investment in the joint ventures on the equity method and losses incurred by the LLCs are allocated disproportionately to the joint venture partners based upon their capital investment and assumption of risk. We will have an option to purchase the joint venturer's interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed internal rate of return on the joint venturer's capital contribution. We have determined that the value of certain of the LLCs is impaired based upon our review of the projected cash flows, accordingly, we have written down our investment by $5.7 million, to reflect the fair value.

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

REVENUE RECOGNITION

    We recognize rental, assisted living services and skilled nursing facility revenue from owned and leased communities on a monthly basis as earned. We receive fees for property management and partnership administration services from managed communities and recognize such fees as earned.

ASSISTED LIVING COMMUNITY SALE-LEASEBACK TRANSACTIONS

    Certain communities were sold subject to leaseback provisions under operating leases. Gains where recorded were deferred and amortized into income over the lives of the leases.

GAIN (LOSS) ON SALE OF PROPERTIES

    In December 2000, we sold one parcel of land in Texas for a gain of $0.5 million. The Texas parcel of land has been in property held for sale since December 1999.

    In June 1999, we sold nine of our partnership interests in our senior apartments for a gain of $1.9 million. In 1998 we recorded a loss of $674,000 on the sale of certain properties.

EARNINGS (LOSS) PER SHARE

    We utilize Statement of Financial Accounting Standards 128 "Earnings Per Share", in determining earnings (loss) per share ("EPS"). Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of potentially dilutive securities was not included for any of the periods presented as the effect was antidilutive. Potentially dilutive securities include convertible notes and stock options which convert to 17,736,056, 12,972,313, and 4,183,442, shares of common stock for the years ended December 31, 2000, 1999 and 1998, respectively.

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

RECLASSIFICATIONS

    We have reclassified certain prior period amounts to conform to the December 31, 2000 presentation.

(2) ACQUISITIONS

HILLSDALE PROPERTIES

    In 1998 we purchased interests in 11 senior housing communities, including a skilled nursing component in one community, all located in California, for $83.5 million. The communities acquired are as follows:

                                                                                          DATE
                  COMMUNITY                              LOCATION           UNITS       ACQUIRED
                  ---------                              --------           -----       --------
                  OWNED
                  Golden Creek Inn                    Irvine, CA              123    April 16, 1998
                  Hillcrest Inn                       Thousand Oaks, CA       137    April 16, 1998
                  Rossmore House (sold in 1999)       Los Angeles, CA         157    May 4, 1998
                  The Berkshire                       Berkley, CA              81    May 12, 1998
                  Encino Hills Terrace                Encino, CA               76    July 7, 1998
                                                                            -----
                            Total owned                                       574
                                                                            -----
                  LEASED
                  Willow Glen Villa                   San Jose, CA            188    May 18, 1998
                  Hillsdale Manor Retirement          San Mateo, CA           159    July 2, 1998
                    Center(a)
                                                                            -----
                            Total Owned                                       347
                                                                            -----
                  MANAGED
                  Sterling Court(b)                   San Mateo, CA           149    April 16, 1998
                  Palo Alto Commons                   Palo Alto, CA           143    April 16, 1998
                  San Carlos Retirement Center        San Carlos, CA           85    April 16, 1998
                  The Altenheim                       Oakland, CA             138    April 16, 1998
                                                                            -----
                            Total Managed                                     515
                                                                            -----
                            Total                                           1,436
                                                                            =====

- ----------
(a) Includes a skilled nursing center.

(b) In addition, we acquired a twenty percent (20%) general partnership interest in WHW Associates, the fifty percent (50%) general partner of Fifty Peninsula Partners, a California limited partnership, which owns Sterling Court. This interest was sold in 2000 for an amount approximating its carrying value.

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

    The pro forma effect of the above acquisitions for the year ended December 31, 1998, assuming that the transactions occurred on January 1, 1998, is as follows (dollars in thousands, except per share amounts):

                                         For the Year Ended
                                          December 31, 1998
                                         ------------------
                                             (Unaudited)
                                           (In thousands,
                                          except per share
                                               amounts)
Operating revenues..................          $137,349
Operating expenses..................          $175,522
Net loss............................          $(45,841)
Loss per common share...............          $ (2.89)

(3) DISCONTINUED OPERATIONS

    In December 1997, our Board of Directors adopted a plan to discontinue the operations of GeriCare, our therapy business, and the Apartment Group (previously referred to as Tax Credit Partnerships). In March 1998, we contracted with a national provider of physical rehabilitation services to provide residents of ARV communities rehabilitation and wellness care services, which assists those residents to age in place while allowing us to exit the rehabilitation business. We were unable to fully dispose of the Apartment Group and will continue to operate three apartment properties. As a result, we reclassified the statement of operations to reflect the equity in income (loss) of the partnerships and sale of the partnership interests and we reclassified our obligations under our guarantees related to the Apartment Group out of net liabilities of discontinued operations. In 1998 we reversed the $0.8 million of the 1997 charge for discontinued operations.

(4) NOTES PAYABLE

    Notes payable consist of the following at December 31 (in thousands):

                                                             2000        1999
                                                           --------    --------
Convertible subordinated notes due April 1, 2006 with
  interest at 6.75% The notes require semi-annual
  payments of interest and are convertible to common
  stock at $18.57 per share. The notes, offered in a
  maximum amount of $57,500, may be called by us
  beginning in April 1999 at declining premiums
  starting at 110% of the principal amount ..........      $ 15,253    $ 48,257

Notes payable, bearing interest at fixed rates
  between 8.53% and 9.5 %, payable in monthly
  installments of principal and interest totaling
  $123,479 collateralized by property, maturities
  ranging from January 2002 through July 2010 .......        13,752      41,884

Notes payable, bearing interest at floating rates of
  LIBOR (6.44% at December 31, 2000) plus rates
  between 2.25% and 2.50% payable in monthly
  installments of interest only collateralized by
  Owned ALCs, maturities ranging from August 2002
  through October 2002 ..............................        18,972      24,404

Notes payable, bearing interest at rates of 8.00% and
  8.53%, payable in monthly installments of principal
  and interest totaling $302,559 collateralized by
  property, maturities ranging from July 2010 to
  January 2036 ......................................        40,932          --

Notes payable to shareholder bearing interest
  beginning April 2001 at 30-day Treasury rate with
  principle due and payable April 2002 ..............         1,292       1,147

Notes payable to shareholder bearing interest at
  LIBOR (6.44% at December 31, 2000) plus 10% payable
  in monthly installments of interest only,
  unsecured, maturing April 2002 ....................        10,000          --

Other-primarily capitalized equipment leases ........            --          40
                                                           --------    --------
                                                            100,201     115,732
Less amounts currently payable ......................         1,071       1,363
                                                           --------    --------
                                                           $ 99,130    $114,369
                                                           ========    ========

    The future annual principal payments of the notes payable at December 31, 2000 are as follows (in thousands):

     2001..............................     $  1,071
     2002 .............................       43,556
     2003 .............................          354
     2004 .............................          383
     2005 .............................          416
     Thereafter .......................       54,421
                                            --------
                                            $100,201
                                            ========

    In 1998, we paid a lender approximately $1.7 million of fees for an interest rate lock and $0.2 million for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.4 million of the interest rate lock fees in January 1999 and $0.5 million in June 2000 as full and final settlement. We included the amounts paid and received in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998.

    The various debt agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, debt-to-equity and debt service coverage, among others. At December 31, 2000, we were in compliance with the debt covenants.

(5) EMPLOYEE BENEFIT PLANS

SAVINGS PLAN

    Effective January 1, 1997, we established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. We match 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). We match employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our expense related to the Savings Plan was approximately $175,000, $191,000, and $198,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

    The 1995 Stock Option and Incentive Plan of ARV Assisted Living, Inc. is two-tiered, one for the benefit of key employees and consultants and one for the benefit of non-employee directors. The maximum number of shares which may be issued under the Plan is 15% of the total outstanding shares at the end of the fiscal year. The number of shares which may be issued for Incentive Stock Options is limited to 1,155,666 shares. As of December 31, 2000, there are 275,537 Incentive Stock Options available for issuance.

    The 1999 Stock Option Plan of ARV Assisted Living, Inc. is two-tiered and very similar to our 1995 Stock Option and Incentive plan. The maximum number of shares which may be issued under the 1999 Plan is 2,400,000 plus 15% of any increase in total outstanding shares since June 30, 1999. During the years ended December 31, 2000 and 1999 additional shares issued were 781,025 and 799,566 respectively. As of December 31, 2000 there are 273,377 Incentive Stock Options available for issuance. Options granted under both stock option plans vest over periods ranging from one and one-half to five years from the date of grant. At December 31, 2000, 503,481 of the options were eligible for exercise.

    A summary of stock option plans at December 31, 2000 is as follows:

                                 SHARES UNDER
                                 OUTSTANDING
                                   OPTIONS      PRICE PER SHARE
                                 ------------   ---------------
Authorization of shares ....      2,637,089                N/A
Options granted ............      2,350,400      $4.75--$16.25
Options exercised ..........        (25,000)     $9.00--$10.25
Options canceled ...........     (1,238,350)     $4.75--$15.40
                                 ----------
Balance at December 31, 1998      1,087,050      $4.75--$16.25
Options granted ............      1,745,000      $1,63--$14.00
Options exercised ..........             --                N/A
Options canceled ...........       (937,750)     $3.00--$16.25
                                 ----------
Balance at December 31, 1999      1,894,300      $1.63--$15.75
Options granted ............        656,500      $1.06--$0.50
Options exercised ..........             --               N/A
Options canceled ...........       (211,248)     $0.56--$14.31
                                 ----------
Balance at December 31, 2000      2,339,552      $0.50--$14.00
                                 ==========

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

    The following represents the estimated fair value of stock options granted and the assumptions used for calculation:

                                                             YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                            DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                2000          1999         1998
                                                            ------------  ------------  ------------

Average estimated fair value per option at grant date......    $5.10         $3.00        $11.81
Average exercise price per option granted..................    $5.10         $3.00        $11.81
Expected Stock volatility..................................       60%           60%           60%
Risk -- free interest rate.................................      5.0%          5.0%          4.7%
Option term -- years.......................................       10            10            10
Stock dividend yield.......................................       --            --            --

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows (in thousands, except per share amounts):

                                                YEAR ENDED     YEAR ENDED      YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                   2000           1999             1998
                                               ------------   ------------    ------------

Pro forma net income (loss).............          $5,769        $(28,436)        $(47,362)
Pro forma income (loss) per share.......          $ 0.33        $  (1.78)        $  (2.99)

    A summary of our stock option activity and related information for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                  2000                          1999                         1998
                                      ---------------------------   ---------------------------   ---------------------------
                                                 WEIGHTED AVERAGE              WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                      OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                      -------     --------------    -------     --------------    -------     --------------

Outstanding -- beginning of the
  period ......................      1,894,300        $ 6.46       1,087,050        $13.33       1,038,002        $13.12
Granted .......................        656,500        $ 5.55       1,745,000        $ 3.00         847,500        $11.81
Exercised .....................             --                            --        $   --         (25,000)       $ 9.33
Forfeited .....................       (211,248)       $10.41        (937,750)       $10.56        (773,452)       $11.52
                                     ---------
Outstanding -- end of period ..      2,339,552        $ 3.18       1,894,300        $ 6.46       1,087,050        $13.33
                                     ---------
Exercisable at end of period ..        503,481        $ 5.04          96,800        $12.80         141,350        $12.62
Weighted average fair value
  of options granted during the
  period ......................                       $ 5.10                        $ 3.00                        $11.81

    At December 31, 2000, options outstanding had a weighted average life of
8.79 years.

(7) INCOME TAXES

    The provision for income tax expense from continuing operations consists of the following for the years ended December 31, 2000 1999 and 1998 (in thousands):

                                    FOR THE        FOR THE        FOR THE
                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      2000           1999          1998
                                  ------------   ------------   ------------
Current:
  Federal .......................     $ --            $--           $--
  State .........................      160             35            54
                                      ----            ---           ---
          Total current..........      160             35            54
                                      ----            ---           ---
Deferred:
  Federal .......................       --             --            --
  State .........................       --             --            --
                                      ----            ---           ---
          Total deferred.........       --             --            --
                                      ----            ---           ---
                                      $160            $35           $54
                                      ====            ===           ===

    We have Federal net operating loss carryforwards of $52,000,000, which expire in 2011 to 2019.

    A reconciliation of income tax expense (benefit) related to income from continuing operations to the Federal statutory rate of 34% is as follows (in thousands):

                                                             FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                                                 ENDED            ENDED            ENDED
                                                             DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                 2000             1999             1998
                                                             ------------     ------------     ------------
Income tax expense (benefit) at statutory rate ........         $(4,759)        $(11,046)        $(15,612)
State income tax expense, net of federal income taxes .             160               35               36
Reduction of net operating loss carryforwards due to
  extraordinary gain ..................................           7,076               --            --
Change in federal valuation allowance .................          (1,998)          11,059           15,282
Other .................................................            (319)             (13)             348
                                                                -------          -------         --------
          Total income tax expense ....................         $   160          $    35         $     54
                                                                =======          =======         ========

    Temporary differences giving rise to a significant amount of deferred tax assets and liabilities from continuing operations at December 31, 2000 and 1999 are as follows (in thousands):

                                               DECEMBER 31,       DECEMBER 31,
                                                   2000               1999
                                               ------------       ------------
Deferred tax assets:
  Deferred gain on sale ..................      $     --           $     --
  Other partnership income ...............            --                 --
  Net operating loss carryforwards .......        18,200             24,760
  Write down of properties ...............        14,429              9,625
  Other ..................................           512              1,098
                                                --------           --------
          Gross deferred tax asset .......        33,141             35,483
  Less valuation allowance ...............       (32,595)           (34,593)
  Deferred tax liabilities -- other ......          (546)              (890)
                                                --------           --------
          Net long-term deferred tax asset      $     --           $     --
                                                ========           ========

    A valuation allowance is provided against net deferred tax assets when it is more likely than not that some portion of the deferred tax asset will not be realized. We have established a valuation allowance for the deferred tax asset as, in our best estimate, it is not likely to be realized in the near term.

(8) RELATED PARTY TRANSACTIONS

    Fees and other amounts receivable from affiliates of $718,000, $1,374,000 and $760,000 at December 31, 2000, 1999 and 1998, respectively, consist of receivables related to management services we rendered and non-interest bearing expense advances to various partnerships. Amounts due from affiliates are generally expected to be repaid in subsequent years with cash from operations or from bank financing obtained by the affiliates. Related management fee revenue from affiliates totals $629,000, $722,000, and $742,000 during the year ended December 31, 2000, 1999 and 1998, respectively.

    We are reimbursed for certain expenses such as payroll and retirement benefit, supplies and other small expenses paid on behalf of Affiliated Partnerships. During the years ended December 31, 2000, 1999 and 1998, respectively, the expenses incurred on behalf of affiliates and the related reimbursements from these affiliates amounted to approximately $22.3 million, $17.8 million, and $12.8 million, respectively. We account for these reimbursements as a reduction of the related expenses.

    We use the services of J&D Design, as well as others, for interior design work at our communities. The principal of J&D Design is Joan Davidson, wife of former Senior Vice President Eric Davidson and daughter-in-law of the former Chairman, President and Chief Executive Officer, Gary Davidson. Services provided by J&D Design include design work and the purchase of furniture, fixtures and equipment ("FF&E") for developed ALCs and rehabilitation of existing or newly acquired ALCs. We paid J&D Design approximately $24,000, $13,000, and $560,000, for the years ended December 31, 2000, 1999 and 1998, respectively, a portion of which was for design services and a portion of which was for reimbursement of costs for FF&E.

    Mr. R. Bruce Andrews, a former member of our Board of Directors, is Chief Executive Officer of Nationwide Health Properties, Inc. ("NHP"), a health care REIT. NHP is the owner of 16 ALCs we lease. Of that number, leases for 13 ALCs were entered into prior to November 29, 1995, the date Mr. Andrews became a Board member, and leases for three ALCs were entered into during Mr. Andrews' tenure as a board member. Aggregate lease payments under these leases were approximately $12.5 million, $11.6 million, and $11.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(9) SHAREHOLDERS' EQUITY

AGREEMENT FOR SALE OF STOCK TO BANK

    On June 27, 1999 we signed an agreement with the lender as part of the refinancing of the 9 ALCs providing for the purchase of 72,000 shares of common stock at a price of $3.93 per share of common stock of the company; expiring June 27, 2004.

SHAREHOLDERS RIGHTS PLAN

    In May 1998, we adopted a shareholders rights plan under which we have declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of our common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or , in the case of Lazard Freres Real Estate Investors, LLC ("Lazard" or "LFREI"), 50% or more of our stock or announces a tender offer for 10% or, in the case of LFREI, 50% or more of the common stock. When exercisable, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right's then-current exercise price, a number of our common shares having a market value at the time of twice the Right's exercisable price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

(10) ASSISTED LIVING COMMUNITY LEASES

    At December 31, 2000, we leased 33 ALCs. The ALC leases expire from 2006 to 2017, and contain two to three renewal options ranging from five to ten years. Subsequent to year end 16 of these leases had their terms extended to 2021 under new lease agreements.

    Generally, leases for Leased ALCs owned by a common landlord contain cross default provisions permitting the lessor to declare a default under all leases in the event of default on one lease. The lease agreements with each landlord are interconnected in that we will not be entitled to exercise our right to renew one lease with a particular landlord without exercising our right to renew all other leases with that landlord. We anticipate that similar renewal and cross-default provisions will be included in leases with other landlords.

    Minimum lease payments required under assisted living community operating leases in effect at December 31, 2000 are as follows:

                                                             AT DECEMBER 31,
                                                                  2000
                                                            ----------------
                                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31:
  2001.................................................          $ 31,565
  2002.................................................            32,544
  2003.................................................            33,451
  2004.................................................            34,184
  2005.................................................            35,466
  Thereafter...........................................           210,939
                                                                 --------
                                                                 $378,149
                                                                 ========

    Certain of the leases require the payment of additional rent based on a percentage increase of gross revenues. Leases are subject to increase based upon changes in the consumer price index or gross revenues, subject to certain limits, as defined in the individual lease agreements. In the years ended December 31, 2000 and 1999 such additional rent amounted to $2.7 million and $2.1 million, respectively.

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

(12) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

    We have guaranteed the indebtedness at December 31, 2000, of certain unconsolidated affiliated partnerships for $21 million.

    With respect to loans totaling $45.0 million we are the general partner of certain limited partnerships that serve as the sole members of the three borrowing entities formed as limited liability companies. Although a member of a limited liability company is not personally liable for any contract or other obligation of that entity, we delivered limited guaranties in connection with the loans. Due to the limited guaranties, we assumed liability for repayment of the loan indebtedness as a result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants. Also, we guaranteed the borrower's obligation to rebalance the loans upon breach of debt service coverage obligations.

    In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued.

CONTINGENCIES

    Bond Financing. We have entered into four long-term leases of ALCs, the acquisition and construction of which have been or are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the ALCs must comply with certain federal income tax requirements. These requirements principally pertain to the maximum income level of a specified portion of the residents. Should we elect to execute additional leases for ALCs to be constructed with bond financing, the same and possibly additional restrictions are anticipated to be imposed. Failure to satisfy these requirements will constitute an event of default under the leases, thereby permitting the landlord to accelerate their termination. Failure to obtain low-income residents in the sequence and time required could materially affect the lease-up schedule and, therefore, cash flow from such ALCs.

    We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

(13) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of our financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, fees receivable and other amounts due from affiliates and, accounts payable, accrued liabilities and accrued interest payable, approximate fair value due to the short-term nature of these instruments. The notes payable bear interest at rates and other terms that approximate current market rates and terms. Therefore, we believe that the carrying value approximates fair value, except for convertible debt which is approximately $5.1 million and $13.5 million at December 31, 2000 and 1999, respectively.

(14) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                        December 31,
                                                   -----------------------
                                                    2000            1999
                                                   -------         -------
Prepaids and other current assets
  Impounds-replacements..........................  $ 2,878         $ 1,483
  Other..........................................    2,669           1,289
                                                   -------         -------
                                                   $ 5,547         $ 2,772
                                                   =======         =======

Accrued liabilities
  Payroll and related............................  $ 3,064         $ 2,863
  Property taxes.................................    1,095           1,412
  Obligations related to apartment guarantee.....    3,127           4,192
  Various other accrueds.........................    4,670           5,187
                                                   -------         -------
                                                   $11,956         $13,654
                                                   =======         =======

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            FOR THE QUARTER ENDED
                                             --------------------------------------------------
                                             DECEMBER 31  SEPTEMBER 30    JUNE 30      MARCH 31
                                             -----------  ------------    -------      --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Total revenue .............................   $ 34,557      $ 34,435      $ 34,980     $ 34,893
Income (loss) from operations .............     (7,172)          200          (794)        (929)
Net income (loss) .........................     (7,175)       (1,553)       12,815        2,425
Basic and diluted earnings (loss) per share      (0.41)        (0.08)         0.73         0.14

1999
Total revenue .............................   $ 34,060      $ 34,024      $ 34,344     $ 35,758
Loss from operations ......................    (10,632)       (1,203)       (8,041)        (713)
Net loss ..................................     (5,513)       (2,433)      (15,693)      (4,026)
Basic and diluted loss per share ..........      (0.34)        (0.15)        (0.99)       (0.25)

FOURTH QUARTER TRANSACTIONS AND ADJUSTMENTS

    In the fourth quarter, 2000, we determined that costs related to the early extinguishment of debt in prior quarters had not been written off. Accordingly, the above amounts reflect adjustments to previously reported results. The impact was to decrease the net income by $200,000 in the quarter ended March 31, 2000 and $577,000 in the quarter ended June 30, 2000. We have also recorded a $5.7 million impairment charge to the carrying value of the unconsolidated LLCs in which we are an investor.

(16) SUBSEQUENT EVENTS

    On January 16, 2001 we completed the sale of five tax credit partnerships.

    In March 2001 we renegotiated the leases on 16 of our properties to allow for extension of the leases until 2021 and provides arrangements whereby capital improvements can be made to the sixteen communities. A restructuring fee is payable over the next three years at $4.5 million.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                Schedule II -- Valuation and Qualifying Accounts
              For the Years Ended December 31, 2000, 1999, and 1998
                                 (In thousands)

                                                    BALANCE AT                                BALANCE AT
DESCRIPTION                                     BEGINNING OF YEAR   ADDITIONS    DEDUCTIONS   END OF YEAR
- -----------                                     -----------------   ---------    ----------   -----------

Allowance for Other Assets:
  December 31, 1998.......................                --           776            68           708
  December 31, 1999.......................               708         1,212            31         1,889
  December 31, 2000.......................             1,889           791           489         2,191


                 See accompanying independent auditors' report.

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

    3.2 By-laws of ARV Delaware, Inc., incorporated by reference to the Company's Proxy Statement for the 1997 Meeting of Shareholders of ARV Assisted Living Inc., filed with the Securities and Exchange Commission on Schedule 14A on December 31, 1997.

    4 Rights Agreement, dated May 14, 1998, between ARV Assisted Living Inc., and ChaseMellon Shareholder Services LLC which includes the form of Certificate of Determination of the Series D Junior Participating Preferred Stock of ARV Assisted Living, Inc. as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference.

   4.2 First Amendment to the Right Agreement, dated October 21, 1998, by and between ARV Assisted Living Inc., and ChaseMellon Shareholder Services LLC, incorporated by reference to our 8-K filed October 21, 1998.

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

  Exhibit
   Number                          Description
  -------                          -----------

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

   10.10 Executive Employment Agreement, dated December 5, 1997, by and between ARV Assisted Living, Inc. and Howard G. Phanstiel incorporated by reference to the Company's 10-K filed with the Securities and Exchange Commission on March 31, 1997.

   10.11 Amendment to Executive Employment Agreement, effective December 5, 1997, by and between ARV Assisted Living, Inc. and Howard G. Phanstiel incorporated by reference to the Company's 10-K filed with the Securities and Exchange Commission on March 31, 1997.

   10.12 Executive Employment Agreement, as amended, dated June 1, 1998, by and between ARV Assisted Living, Inc. and Douglas M. Pasquale incorporated by reference to the Company's 10-Q for June 30, 1998.

   10.13 Employment Agreement, as amended, dated June 15, 1998, by and between ARV Assisted Living, Inc. and Patricia J. Gifford, MD incorporated by reference to the Company's 10-Q for June 30, 1998.

   10.20 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.1 on August 10, 1999.

   10.21 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.2 on August 10, 1999. (1)

   10.22 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.3 on August 10, 1999. (1)

   10.23 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.4 on August 10, 1999. (1)

   10.24 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.5 on August 10, 1999. (1)

   10.25 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.6 on August 10, 1999. (1)

  Exhibit
   Number                                               Description
  -------                                               -----------

   10.26 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.7 on August 10, 1999. (1)

   10.27 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.8 on August 10, 1999.(1)

   10.28 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.9 on August 10, 1999. (1)

   10.29 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.10 on August 10, 1999. (1)

   10.30 Loan Agreement by and between Banc One Capital Funding Corporation and Acacia Villa, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.11 on August 10, 1999. (1)

   10.31 Letter Agreement as to the Loans in the aggregate amount of $39,703,100 from Banc One Capital Funding Corporation to Retirements Inns II LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.12 on August 10, 1999.

   10.32 Letter Agreement as to the Loans in the aggregate amount of $2,116,100 from Banc One Capital Funding Corporation to Acacia Villa LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit
            10.13 on August 10, 1999.

   10.33 Letter Agreement as to the Loans in the aggregate amount of $13,382,200 from Banc One Capital Funding Corporation to Retirements Inns III LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.14 on August 10, 1999.

   10.34 Note and Agreement as to Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.15 on August 10, 1999.

   10.35 Note and Agreement as to Retirement Inns III, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.16 on August 10, 1999.

   10.36 Note and Agreement as to Acacia Villa, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.17 on August 10, 1999.

   10.37 Term Loan Agreement between ARV Assisted Living, Inc. and LFSRI II Assisted Living, LLC, incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit 10.1 on May 15, 2000.

   10.38 Warrant issued to LFSRI II Assisted Living, LLC to Purchase Common Stock of ARV Assisted Living, Inc, incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit
            10.2 on May 15, 2000.

  Exhibit
   Number                             Description
  -------                              -----------

   10.39 Second Amendment to Rights Agreement, by and between ARV Assisted Living, Inc, and Chase Mellon Shareholder Services, LLC, incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit 10.3 on May 15, 2000.

   10.40 Term Note between ARV Assisted Living, Inc. and LFSRI II Assisted Living LLC, incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit 10.4 on May 15, 2000.

   10.41 Waiver, incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit 10.5 on May 15, 2000.

   10.42 LLC Articles of Incorporation incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit 10.1 on August 10, 2000.

   10.43 Multifamily Note incorporated by reference to our 10Q filed with the Securities and Exchange Commission as exhibit 10.2 on August 10, 2000.

   10.44 Agreement of Assignment of ARV Investment Group, Inc. ( a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest in Franklin Commons, L.P. dated January 16, 2001.

   10.45 Assignment of interest in the receivable obligation owed by Franklin Commons, L.P. to Pacific Demographics Corporations, a wholly owned subsidiary of ARV Assisted Living, Inc. dated January 16, 2001.

   10.46 Assignment of interest in management fees owed by Franklin Commons, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

   10.47 First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Franklin Commons, L.P.

   10.48 First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Franklin Commons, L.P.

   10.49 Purchase Agreement by and between ARV Investment Group, Inc. (wholly owned subsidiary of ARV Assisted Living, Inc.) and Eenhoorn Development, LLC for the sale of partnership interest in Franklin, Grand Rapids, Rosewood, San Marcos and Lansing.

   10.50 Amendment to Purchase Agreement dated October 4, 2000 by and between ARV Investment Group, Inc. (wholly owned subsidiary of ARV Assisted Living, Inc.) and Eenhoorn Development, LLC.

   10.51 Agreement of Assignment of ARV Investment Group, Inc. ( a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest in Grand Rapids Housing Partners, L.P. dated January 16, 2001.

   10.52 Assignment of interest in the receivable obligation owed by Grand Rapids Housing Partners, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.

   10.53 Assignment of interest in management fees owed by Grand Rapids Housing Partners,, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

  Exhibit
   Number                             Description
  -------                             -----------

   10.54 First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Grand Rapids Housing Partners, L.P.

   10.55 First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Grand Rapids Housing Partners, L.P.

   10.58 Agreement of Assignment of ARV Investment Group, Inc. ( a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest Lansing Housing Partners, L.P. dated January 16, 2001.

   10.59 Assignment of interest in the receivable obligation owed by Lansing Housing Partners, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.

   10.60 Assignment of interest in management fees owed by Lansing Housing Partners,, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

   10.61 First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Lansing Housing Partners, L.P.

   10.62 First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Lansing Housing Partners, L.P.

   10.65 Agreement of Assignment of ARV Investment Group, Inc. ( a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest Rosewood Villas, L.P. dated January 16, 2001.

   10.66 Assignment of interest in the receivable obligation owed by Rosewood Villas, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.

   10.67 Assignment of interest in management fees owed by Rosewood Villas, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

   10.68 First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Rosewood Villas, L.P.

   10.69 First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Rosewood Villas, L.P.

   10.72 Agreement of Assignment of ARV Investment Group, Inc. ( a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest San Marcos, L.P. dated January 16, 2001.

   10.73 Assignment of interest in the receivable obligation owed by San Marcos, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.

   10.74 Assignment of interest in management fees owed by San Marcos, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

  Exhibit
   Number                               Description
  -------                               -----------

   10.75    Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital,
            Inc.

   10.76 Allonge #1 to Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc.

   10.77 Deed of Trust between ARV Burlingame, L.P. and Fidelity National Title Insurance

   10.78 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Burlingame, L.P. and Secretary of Housing and Urban Development

   10.79 Regulatory Agreement Nursing Homes Projects between ARV Burlingame, L.P. and Federal Housing Commissioner

   10.80    Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital,
            Inc.

   10.81 Allonge #1 to Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc.

   10.82 Deed of Trust between ARV Campbell, L.P. and Fidelity National Title Insurance

   10.83 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Campbell, L.P. and Secretary of Housing and Urban Development

   10.84 Regulatory Agreement Nursing Homes Projects between ARV Campbell, L.P. and Federal Housing Commissioner

   10.85    Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital,
            Inc.

   10.86 Allonge #1 to Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc.

   10.87 Deed of Trust between ARV Sunnyvale, L.P. and Fidelity National Title Insurance

   10.88 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Sunnyvale, L.P. and Secretary of Housing and Urban Development

   10.89 Regulatory Agreement Nursing Homes Projects between ARV Sunnyvale, L.P. and Federal Housing Commissioner

   10.90    Deed of Trust Note of ARV Valley View, L.P. to Red Mortgage Capital,
            Inc.

   10.91 Deed of Trust between ARV Valley View, L.P. and Fidelity National Title Insurance

   10.92 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Valley View, L.P. and Secretary of Housing and Urban Development

   10.93 Regulatory Agreement Nursing Homes Projects between ARV Valley View, L.P. and Federal Housing Commissioner

   23.1     Consent of KPMG LLP.

   99.1 Complaint in ARV Assisted Living, Inc. v. Lazard Freres Real Estate Investors LLC, et al., case no. 787788, incorporated by reference to the Company's 8-K filed with the Securities and Exchange Commission on May 26, 1998.