Form 10-Q
period 2001-03-31
ARV ASSISTED LIVING INC
filed 2001-05-15
CIK 949322

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

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                             Yes [X]        No [ ]

The number of outstanding shares of the Registrant's Common Stock, no par value, as of May 12, 2001 was 17,459,689.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  MARCH 31,        DECEMBER 31,
                                                                     2001              2000
                                                                  ---------        ------------
Current assets:
  Cash and cash equivalents ..............................        $  17,342         $  16,817
  Accounts receivable and amounts due from affiliates ....              722               829
  Prepaids and other current assets ......................            5,833             5,547
  Properties held for sale, net ..........................            3,295             3,545
                                                                  ---------         ---------
          Total current assets ...........................           27,192            26,738
Property, furniture and equipment, net ...................          100,067           100,461
Goodwill, net ............................................           18,793            18,939
Operating lease security deposits ........................            9,779             9,778
Other non-current assets .................................            9,947            10,024
                                                                  ---------         ---------
                                                                  $ 165,778         $ 165,940
                                                                  =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................        $     890         $   2,645
  Accrued liabilities ....................................           10,950            11,956
  Notes payable, current portion .........................            4,921             1,071
  Accrued interest payable ...............................              986               599
                                                                  ---------         ---------
          Total current liabilities ......................           17,747            16,271
Notes payable, less current portion ......................           95,816            99,130
Lease liabilities ........................................            1,813             1,752
Other non-current liabilities ............................              750               789
                                                                  ---------         ---------
                                                                    116,126           117,942
                                                                  ---------         ---------

Minority interest in majority owned entities .............            1,119             1,130

Shareholders' equity:
  Series A Preferred stock, convertible and redeemable;
    2,000 shares authorized, none issued or outstanding at
    March 31, 2001 and December 31, 2000 .................               --                --
  Preferred stock, no par value. 8,000 shares authorized,
    none issued and outstanding ..........................               --                --
  Common stock, $0.01 par value. Authorized 100,000
    shares; 17,460 shares issued and outstanding at March
    31, 2001 and December 31, 2000, respectively .........              175               175
  Additional paid in capital .............................          145,337           145,337
  Accumulated deficit ....................................          (96,979)          (98,644)
                                                                  ---------         ---------
          Total shareholders' equity .....................           48,533            46,868
                                                                  ---------         ---------
Commitments and contingencies:
                                                                  $ 165,778         $ 165,940
                                                                  =========         =========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ---------------------------
                                                                       2001         2000 NOTE(1)
                                                                     --------       ------------
Revenue:
  Assisted living community revenue:
    Rental revenue ..........................................        $ 28,668         $ 28,289
    Assisted living and other services ......................           5,905            6,389
    Skilled nursing facility revenue ........................             551               --
    Management fees from others and affiliates ..............             319              215
                                                                     --------         --------
                   Total revenue ............................          35,443           34,893
                                                                     --------         --------
Operating expenses:
  Assisted living community operating expense ...............          21,647           22,686
  Skilled nursing facility expenses .........................             571               --
  Assisted living community lease expense ...................           7,708            8,388
  General and administrative ................................           2,669            2,863
  Depreciation and amortization .............................           2,012            2,109
                                                                     --------         --------
                    Total operating expenses ................          34,607           36,046
                                                                     --------         --------
Income (loss) from operations ...............................             836           (1,153)

Other income (expense):
  Interest income ...........................................             434              314
  Other income, net .........................................              35                4
  Gain on sale of assets ....................................           2,887               --
  Interest expense ..........................................          (2,318)          (2,212)
                                                                     --------         --------
                    Total other income (expense) ............           1,038           (1,894)
                                                                     --------         --------

Income (loss) from continuing operations before income tax
  expense, minority interest in income of majority owned
  entities and extraordinary item ...........................           1,874           (3,047)
Income tax expense ..........................................              23                8
                                                                     --------         --------
Income (loss) from continuing operations before minority
  interest in income of majority owned entities and
  extraordinary item ........................................           1,851           (3,055)
Minority interest in (income) loss of majority owned entities            (130)              67
                                                                     --------         --------
Income (loss) from continuing operations before
  extraordinary item ........................................           1,721           (2,988)
Extraordinary gain (loss) from early extinguishment of debt,
  net of income tax .........................................             (56)           5,413
                                                                     --------         --------
         Net income .........................................        $  1,665         $  2,425
                                                                     ========         ========

Basic and diluted income (loss) per common share:
  Loss from continuing operations before extraordinary item .        $   0.10         $  (0.18)
  Extraordinary gain from early extinguishment of debt, net
   of income tax ............................................              --             0.32
                                                                     --------         --------
         Net income .........................................        $   0.10         $   0.14
                                                                     ========         ========
Weighted average common shares outstanding ..................          17,460           17,048
                                                                     ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                       2001             2000
                                                                     --------         --------
Net cash provided by (used in) operating activities: ........        $  1,500         $   (505)
Cash flows provided by (used in) investing activities:
  Proceeds from the sale of partnership interests,
    net of cost .............................................           2,887              713
  Additions to property, furniture and equipment ............          (1,206)            (863)
  (Increase) decrease in property held for sale .............             153              (78)
  Increase in leased property security deposits .............              (1)              (5)
                                                                     --------         --------
         Net cash provided by investing activities                      1,833             (233)
                                                                     --------         --------
Cash flows used in financing activities:
  Borrowings under refinancing for owned communities ........          10,227               --
  Repayments of notes payable ...............................          (9,731)            (271)
  Payment of partnership obligations.........................          (2,887)
  Repayments of subordinated debt ...........................              --             (984)
  Distributions from majority owned entities ................             (73)            (149)
  Mortgage insurance ........................................            (200)              --
  Loan fees .................................................            (144)             (11)
                                                                     --------         --------
         Net cash used in financing activities                         (2,808)          (1,415)
                                                                     --------         --------
         Net (decrease) increase in cash and cash equivalents             525           (2,153)
Cash and cash equivalents at beginning of period ............          16,817           14,570
                                                                     --------         --------
Cash and cash equivalents at end of period ..................        $ 17,342         $ 12,417
                                                                     ========         ========
Supplemental schedule of cash flow information:

  Cash paid during the period for:
  Interest ..................................................        $  1,931         $  1,640
                                                                     ========         ========
  Income taxes ..............................................        $     23         $      8
                                                                     ========         ========
Supplemental schedule of non-cash investing activities:
  Conversion of subordinated notes to common stock ..........        $     --         $  1,232
                                                                     ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 and 2000


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We prepared the accompanying condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries ("the Company" or "ARV") following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles ("GAAP") can be condensed or omitted. We have reclassified certain prior year data to conform to the 2001 presentation.

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, you should also read the financial statements and notes in our Form 10-K for 2000, which is on file with the SEC.

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

CARRYING VALUE OF REAL ESTATE

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

     Buildings and improvements ..................  27.5 to 35 years
     Leasehold property and improvements .........  Lease term
     Furniture, fixtures and equipment ...........  3 to 7 years

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

CASH AND EQUIVALENTS

For purposes of reporting cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

EARNINGS (LOSS) PER SHARE

Basic earnings per share ("EPS") excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of potentially dilutive securities was not included for any of the periods presented as the effect was antidilutive. Potentially dilutive securities include convertible notes and stock options, which convert to 17,736,056 and 26,081,865 shares of common stock for the three-month periods ended March 31, 2001 and 2000, respectively.

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

RESTATEMENT

In the fourth quarter 2000 we determined that costs related to the early extinguishment of debt in prior quarters had not been written off. Accordingly, the results previously reported for the quarter ended March 31, 2000 decreased net income by $200,000.

(2) NOTES PAYABLE

    Notes payable consist of the following at March 31, 2001 and December 31, 2000 (in thousands):

                                                                  MARCH 31,   DECEMBER 31,
                                                                    2001         2000
                                                                  --------    -----------
Convertible subordinated notes due April 1, 2006 with
interest at 6.75%. The notes require semi-annual payments of interest and are convertible to common stock at $18.57 per
share. The notes may be called by us at declining premiums
starting at 110% of the principal amount......................    $ 15,253     $ 15,253

Notes payable, bearing interest at fixed rates between 8.53%
and 9.5%, payable in monthly installments of principal and
interest totaling $39.4 thousand collateralized by property,
maturities ranging from November 2000 through January 2002....       4,159      13,752

Notes payable, bearing interest at floating rates of 30 day
LIBOR (4.44% at March 31, 2001) plus points between 2.25 and
2.50 payable in monthly installments of interest only
collateralized by Owned ALCs, maturities ranging from August
2002 through October 2002.....................................      18,893      18,972

Notes payable, bearing interest at rates of 8.00% and 8.53%, payable in monthly installments of principal and interest
totaling $373.4 thousand collateralized by property,
maturities ranging from July 2010 to January 2036.............      51,101      40,932

Notes payable to shareholder bearing interest beginning
April 2001 at 30-day Treasury rate with principal due
and payable April 2002........................................       1,331       1,292

Notes payable to shareholder bearing interest at 30 day
LIBOR (4.44 at March 31, 2001) plus 10% payable in monthly
installments of interest only, unsecured, maturing April
2002 .........................................................      10,000      10,000
                                                                  --------    --------
                                                                   100,737     100,201
Less amounts payable in the next year.........................       4,921       1,071
                                                                  --------    --------
                                                                  $ 95,816    $ 99,130
                                                                  ========    ========

    The future annual principal payments of the notes payable at March 31, 2001 are as follows (in thousands):

    Twelve month period ending March 31, 2002.........................  $  4,921
    Twelve month period ending March 31, 2003.........................    20,221
    Twelve month period ending March 31, 2004.........................    10,429
    Twelve month period ending March 31, 2005.........................       465
    Twelve month period ending March 31, 2006.........................       505
    Thereafter........................................................    64,196
                                                                        --------
                                                                        $100,737
                                                                        ========

In the quarter ended March 31, 2001, certain notes payable were refinanced and the prior debt extinguished, resulting in an extraordinary loss due to the remaining costs which were written off at the time of the refinancing.

(3) LIQUIDITY

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

(4) COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

We have guaranteed the indebtedness at March 31, 2001, of certain unconsolidated affiliated partnerships for $19.6 million.

With respect to loans totaling $19.6 million we are the general partner of certain limited partnerships that serve as the sole members of the three borrowing entities formed as limited liability companies. Although a member of a limited liability company is not personally liable for any contract or other obligation of that entity, we delivered limited guaranties in connection with the loans. Due to the limited guaranties, we assumed liability for repayment of the loan indebtedness as a result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants. Also, we guaranteed the borrower's obligation to rebalance the loans upon breach of debt service coverage obligations.

In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements, other than those already accrued.

CONTINGENCIES

We have entered into two long-term leases of ALCs, the acquisition and construction of which have been or are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the ALCs must comply with certain federal income tax requirements. These requirements principally pertain to the maximum income level of a specified portion of the residents. Should we elect to execute additional leases for ALCs to be constructed with bond financing, we anticipate that the same and possibly additional restrictions will be imposed. Failure to satisfy these requirements will constitute an event of default under the leases, thereby permitting the landlord to accelerate their termination. Failure to obtain low-income residents in the sequence and time required could materially affect the lease-up schedule and, therefore, cash flow from such ALCs.

LITIGATION

We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

(5) RELATED PARTY TRANSACTIONS

On April 24, 2000, the company entered into a Term Loan Agreement with LFSRI II Assisted Living LLC ("LFSRI"), an affiliate of Prometheus. As of May 7, 2001, Prometheus beneficially owned approximately 47.8% of the company's outstanding Common Stock. Pursuant to the Term Loan Agreement, the company may borrow up to $10,000,000 from LFSRI with a maturity date of April 24, 2002, which, subject to certain conditions, may be extended by one year if no default has occurred. The outstanding amount under the loan bears interest at the annual rate equal to the LIBOR rate for each interest period plus a 10% margin. At March 31, 2001, there was $10,000,000 outstanding. In connection with the Term Loan Agreement, the company issued to LFSRI a warrant to purchase up to 750,000 shares of the company's Common Stock at a price of $3.00 per share, subject to various adjustments exercisable until April 24, 2005. The company also amended its stockholder rights agreement to prevent shares that Prometheus may be deemed to beneficially own by reason of LFSRI's rights under the warrant from causing Prometheus to become an "Acquiring Person" and thus causing a triggering event under the rights agreement.

(6) SALE OF ASSETS

In January 2001, the Company sold its partnership interest in five tax credit apartment partnerships to an unrelated third party. The company signed guarantees required the company to meet certain federal income tax requirements. These requirements principally pertain to the maximum income level of a specified portion of the residents. Consequently, the company is still liable for compliance of the community with these requirements for the period of time we operated the facilities. We also guaranteed the indebtedness of the communities for the lender which guarantees were released as part of the sale.

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

As of March 31, 2001, we operated a total of 55 ALCs containing 6,721 units, 15 of which are owned by us, 33 that are leased by us and 7 that are managed by us. Owned ALCs ("Owned ALCs") are owned by us directly, or by affiliated limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager and in which we have a majority ownership interest ("Affiliated Partnerships"). Leased ALCs ("Leased ALCs") are operated by us under long-term operating leases for our own account or for Affiliated Partnerships in which we have a majority ownership interest. Managed ALCs are operated by us on behalf of an affiliated partnership (in which we do not have a majority ownership), joint ventures or an unrelated third-party. We believe that this blend of ownership, leasehold and management interest in our ALCs allows us to fund our operations in a balanced, efficient manner.

Since commencing operation of ALCs for our own account in April 1994, we have focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents while they reside in our communities. As of March 31, 2001, a substantial portion of our business and operations were conducted in California, where 37 of the 55 ALCs we operate are located. We intend to continue to make California the primary focus of our geographic clustering strategy. We are focusing greater attention on enhancing the profitability of our existing core operations and on leasing up new developments at an increased rate. In addition, we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives.

Newly opened ALCs are expected to incur operating losses until sufficient occupancy levels and operating efficiencies are achieved. Based upon historical experience, we believe that a typical community will achieve its targeted occupancy levels 18 - 24 months from the commencement of operations. Accordingly, we require substantial amounts of liquidity to maintain the operations of newly opened ALCs. If sufficient occupancy levels are not achieved within reasonable periods, our results of operations, financial position and liquidity could be materially and adversely impacted.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

The following table sets forth a comparison of the three months ended March 31, 2001 (the "2001 Quarter") and the three months ended March 31, 2000 (the "2000 Quarter").

                   Operating Results Before Extraordinary Item
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                  (In millions)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              --------------------        INCREASE/
(DOLLARS IN MILLIONS)                                          2001          2000         (DECREASE)
                                                              ------        ------        ----------
Revenue:
  Assisted living community revenue ..................        $ 34.6        $ 34.7            (0.3)%
  Skilled nursing facility revenue ...................           0.5            --           100.0%
  Management fees from affiliates and others .........           0.3           0.2            48.4%
                                                              ------        ------          ------
          Total revenue ..............................          35.4          34.9             1.6%
                                                              ------        ------          ------
Operating expenses:
  Assisted living community operating expense ........          21.6          22.7            (4.6)%
  Skilled nursing facility expenses ..................           0.6            --           100.0%
  Assisted living community lease expense ............           7.7           8.4            (8.1)%
  General and administrative .........................           2.7           2.9            (6.8)%
  Depreciation and amortization ......................           2.0           2.1            (4.6)%
                                                              ------        ------          ------
          Total operating expenses ...................          34.6          36.1            (4.0)%
                                                              ------        ------          ------
Income (loss) from operations ........................           0.8          (1.2)          172.5%

Other income (expense):
  Interest income ....................................           0.4           0.3            38.2%
  Gain on sale of assets .............................           2.9            --           100.0%
  Interest expense ...................................          (2.3)         (2.2)            4.8%
                                                              ------        ------          ------
          Total other income (expense) ...............           1.0          (1.9)          154.8%
                                                              ------        ------          ------
Income (loss) from operations before minority
  interest in income of majority owned entities, and
  extraordinary item .................................           1.8          (3.1)          161.5%
Minority interest in income of majority owned entities          (0.1)          0.1          (294.0)%
                                                              ------        ------          ------
          Income (loss) before extraordinary item ....        $  1.7        $ (3.0)          157.6%
                                                              ======        ======          ======

Assisted living revenue decreased $0.1 million to $34.6 million for the three months ended March 31, 2001 from $34.7 million for the three months ended March 30, 2000 This decrease was primarily due to:

     o the reduction of the number of ALCs which we own or lease from 51 during the 2000 Quarter to 48 during the 2001 Quarter; offset by

     o an increase in average occupancy for ALCs which we own or lease to 88.5% for the 2001 Quarter from 84.8% for the 2000 Quarter; and

     o an increase in average rate per occupied unit for ALCs which we owned or leased in both periods to $2,199 for the 2001 Quarter as compared to $2,140 for the 2000 Quarter.

Skilled nursing facility revenue of $0.5 million is included in our revenues for the period ending March 31, 2001 as we began operating a skilled nursing facility in April 2000, which had previously been managed by an unrelated third party.

Management fees from affiliates and others increased $0.1 million to $0.3 million for the three months ended March 31, 2001 from $0.2 million for the three months ended March 30, 2000. This increase was primarily due to the opening of three new communities in the second and third quarters of 2000.

Assisted living community operating expenses decreased $1.1 million from $22.7 million for the quarter ending March 31, 2000 to $21.6 million for the quarter ending March 31, 2001. This decrease was primarily due to the following:

     o the reduction of the number of ALCs which we own or lease from 51 during the 2000 Quarter to 48 during the 2001 Quarter; offset by

     o  an increase in worker's compensation and group insurance expenses; and

     o  an increase in utility expenses.

Skilled nursing expenses of $0.6 million were included in the quarter ending March 31, 2001 as we began operating a skilled nursing facility in April 2000, which had previously been managed by an unrelated third party.

Assisted living community lease expenses decreased $0.7 million to $7.7 million for the three months ended March 31, 2001 from $8.4 million for the three months ended March 31, 2000. The decrease was primarily due to the reduction in the number of facilities leased for the three months ended March 31, 2001.

General and administrative expenses decreased $0.2 million to $2.7 million for the three months ended March 31, 2001 from $2.9 million for the three months ended March 31, 2000. This decrease was primarily due to management's efforts to reduce costs at our corporate offices.

Depreciation and amortization expenses decreased $0.1 million to $2.0 million for the three months ended March 31, 2001 from $2.1 million for the three months ended March 31, 2000. This decrease was primarily due to the sale of communities offset by depreciation on additional capital purchases.

Interest income increased by $0.1 million from $0.3 million for the quarter ending March 31, 2000 to $0.4 million for the quarter ending March 31, 2001. This increase was primarily due to the higher average cash balances we carried during the 2001 Quarter as compared to the 2000 Quarter.

Gain on sale of assets of $2.9 million in the quarter ending March 31, 2001 was the result of the sale of our interest in five tax credit apartment partnerships that we had previously anticipated selling at a loss.

Interest expense increased by $0.1 million from $2.2 million for the quarter ending March 31, 2000 to $2.3 million for the quarter ending March 31, 2001. This increase was primarily due to increased borrowings.

Minority interest increased $0.2 million due to the income earned in the 2001 Quarter as compared to a loss incurred in the 2000 Quarter by our majority owned partnerships.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances increased $0.5 million from 16.8 million at December 31, 2000 to $17.3 million at March 31, 2001. The increase was primarily due to cash provided by operating activities, offset by cash used primarily for purchases of property, furniture and equipment.

Working capital decreased $1.1 million from $10.5 million at December 31, 2000 to $9.4 million at March 31, 2001. The decrease was primarily due to the reclassification of certain loans due in January of 2002 from long term liabilities to short term liabilities. We are currently in the process of refinancing these loans to extend their maturity dates.

During the quarter ending March 31, 2001 cash provided by operating activities was $1.5 million compared to cash used in operating activities of $0.5 million during the quarter ending March 31, 2000.

    The cash provided by operating activities during the quarter ending March 31, 2001 was a result of:

     net income of $1.7 million; adjusted for non-cash items of:

     o  $2.0 million of depreciation and amortization expense; and

     o  $0.6 million increase in net liabilities

     o  $0.1 million from minority interest income; offset by

     o  $2.9 million gain from the sale of tax credit partnerships

During the quarter ending March 31, 2001 cash used in investing activities was $1.8 million compared to $0.2 million during the quarter ending March 31, 2000.

     The cash used by investing activities during the 2001 quarter was a result of:

     o $2.9 million proceeds from the sale of tax credit apartment partnerships; and

     o  $0.1 million decrease in the value of property held for sale; offset by

     o $1.2 million expended for the purchase of property, furniture and equipment.

During the quarter ending March 31, 2001 cash used in financing activities was $2.8 million as compared to $1.4 million for the quarter ending March 31, 2000.

     The used in financing activities during 2001 quarter was a result of:

     o  $9.7 million of repayments of notes payable;

     o  $2.9 million in payment of partnership obligations;

     o  $0.2 million of mortgage insurance;

     o  $0.1 million of loan fees; and

     o $0.1 million of distributions paid to our minority partners in certain majority owned entities; offset by

     o  $10.2 million of borrowing under notes payable; and

The various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At March 31, 2001, we were in compliance with the covenants of the various debt and lease agreements.

We believe that our existing liquidity, ability to sell ALCs and land sites which do not meet our financial objectives or geographic strategy, and ability to refinance certain Owned ALCs and investments will provide adequate resources to meet our current operating and investing needs and support our current growth plans for the next 12 months. We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our growth strategy, including the acquisition of ALCs, as well as other capital expenditures and to provide additional funds to meet increased working capital requirement.

IMPACT OF INFLATION AND CHANGING PRICES

Operating revenue from ALCs we operate is our primary source of revenue. These ALCs are affected by rental rates that are highly dependent upon market conditions and the competitive environments where the communities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance we will be able to continue to do so, we have historically been able to offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2001. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until we refinance such debt. Holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $300,000.

The table below details the principal amount and the average interest rates of notes payable in each category based upon the expected maturity dates. The fair value estimates for notes payable are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of re-pricing of this debt. Our fixed rate debt consists of convertible subordinated notes payable and mortgage payables. The fixed rate debt bears interest at rates that approximate current market value except for the convertible subordinated debt, which bears interest at 6.75%.

                                        EXPECTED MATURITY DATE - MARCH 31,
                               ---------------------------------------------------                             FAIR
                                 2002       2003      2004       2005        2006    THEREAFTER     TOTAL      VALUE
                               --------   --------   -------    ------      ------   ----------    -------    -------
                                                                (DOLLARS IN THOUSANDS)
   Fixed rate debt              $4,523    $   395    $   429     $ 465      $ 505     $64,196      $70,513    $70,513
   Average interest rate          7.82%      7.77%      7.77%     7.77%      7.76%       7.76%

   Variable rate debt           $  398    $19,826    $10,000     $  --      $  --     $    --      $30,224    $30,224
   Average interest rate          9.20%     10.52%     14.40%       --         --          --

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
--------                               -----------

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

EXHIBIT
NUMBER                                 DESCRIPTION
--------                               -----------

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

EXHIBIT
NUMBER                                 DESCRIPTION
--------                               -----------

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

  10.44 Agreement of Assignment of ARV Investment Group, Inc. (a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest in Franklin Commons, L.P. dated January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.44 on April 2, 2001.

  10.45 Assignment of interest in the receivable obligation owed by Franklin Commons, L.P. to Pacific Demographics Corporations, a wholly owned subsidiary of ARV Assisted Living, Inc. dated January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.45 on April 2, 2001.

EXHIBIT
NUMBER                                 DESCRIPTION
--------                               -----------

  10.46 Assignment of interest in management fees owed by Franklin Commons, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.46 on April 2, 2001.

  10.47 First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Franklin Commons, L.P, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.47 on April 2, 2001.

  10.48 First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Franklin Commons, L.P, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.48 on April 2, 2001.

  10.49 Purchase Agreement by and between ARV Investment Group, Inc. (wholly owned subsidiary of ARV Assisted Living, Inc.) and Eenhoorn Development, LLC for the sale of partnership interest in Franklin, Grand Rapids, Rosewood, San Marcos and Lansing, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.49 on April 2, 2001.

  10.50 Amendment to Purchase Agreement dated October 4, 2000 by and between ARV Investment Group, Inc. (wholly owned subsidiary of ARV Assisted Living, Inc.) and Eenhoorn Development, LLC, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.50 on April 2, 2001.

  10.51 Agreement of Assignment of ARV Investment Group, Inc. (a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest in Grand Rapids Housing Partners, L.P. dated January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.51 on April 2, 2001.

  10.52 Assignment of interest in the receivable obligation owed by Grand Rapids Housing Partners, L.P. to ARV Assisted Living, Inc. dated January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.52 on April 2, 2001.

  10.53 Assignment of interest in management fees owed by Grand Rapids Housing Partners,, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.53 on April 2, 2001.

  10.54 First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Grand Rapids Housing Partners, L.P, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.54 on April 2, 2001.

  10.55 First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Grand Rapids Housing Partners, L.P, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.55 on April 2, 2001.

  10.58 Agreement of Assignment of ARV Investment Group, Inc. (a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest Lansing Housing Partners, L.P. dated January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.58 on April 2, 2001.

  10.59 Assignment of interest in the receivable obligation owed by Lansing Housing Partners, L.P. to ARV Assisted Living, Inc. dated January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.59 on April 2, 2001.

  10.60 Assignment of interest in management fees owed by Lansing Housing Partners,, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.60 on April 2, 2001.

  10.61 First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Lansing Housing Partners, L.P, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.61 on April 2, 2001.

EXHIBIT
NUMBER                                 DESCRIPTION
--------                               -----------

  10.62 First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Lansing Housing Partners, L.P, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.62 on April 2, 2001.

  10.65 Agreement of Assignment of ARV Investment Group, Inc. (a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest Rosewood Villas, L.P. dated January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.65 on April 2, 2001.

  10.66 Assignment of interest in the receivable obligation owed by Rosewood Villas, L.P. to ARV Assisted Living, Inc. dated January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.66 on April 2, 2001.

  10.67 Assignment of interest in management fees owed by Rosewood Villas, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.67 on April 2, 2001.

  10.68 First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Rosewood Villas, L.P, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.68 on April 2, 2001.

  10.69 First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Rosewood Villas, L.P, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.69 on April 2, 2001.

  10.72 Agreement of Assignment of ARV Investment Group, Inc. (a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest San Marcos, L.P. dated January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.72 on April 2, 2001.

  10.73 Assignment of interest in the receivable obligation owed by San Marcos, L.P. to ARV Assisted Living, Inc. dated January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.73 on April 2, 2001.

  10.74 Assignment of interest in management fees owed by San Marcos, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.74 on April 2, 2001.

  10.75 Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc. , incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.75 on April 2, 2001.

  10.76 Allonge #1 to Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc. , incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.76 on April 2, 2001.

  10.77 Deed of Trust between ARV Burlingame, L.P. and Fidelity National Title Insurance, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.77 on April 2, 2001.

  10.78 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Burlingame, L.P. and Secretary of Housing and Urban Development, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.78 on April 2, 2001.

  10.79 Regulatory Agreement Nursing Homes Projects between ARV Burlingame, L.P. and Federal Housing Commissioner, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit
            10.79 on April 2, 2001.

  10.80 Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc. , incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.80 on April 2, 2001.

EXHIBIT
NUMBER                                 DESCRIPTION
--------                               -----------

  10.81 Allonge #1 to Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc. , incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.81 on April 2, 2001.

  10.82 Deed of Trust between ARV Campbell, L.P. and Fidelity National Title Insurance, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.82 on April 2, 2001.

  10.83 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Campbell, L.P. and Secretary of Housing and Urban Development, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.83 on April 2, 2001.

  10.84 Regulatory Agreement Nursing Homes Projects between ARV Campbell, L.P. and Federal Housing Commissioner, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit
            10.84 on April 2, 2001.

  10.85 Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc. , incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.85 on April 2, 2001.

  10.86 Allonge #1 to Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc. , incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.86 on April 2, 2001.

  10.87 Deed of Trust between ARV Sunnyvale, L.P. and Fidelity National Title Insurance, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.87 on April 2, 2001.

  10.88 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Sunnyvale, L.P. and Secretary of Housing and Urban Development, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.88 on April 2, 2001.

  10.89 Regulatory Agreement Nursing Homes Projects between ARV Sunnyvale, L.P. and Federal Housing Commissioner, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit
            10.89 on April 2, 2001.

  10.90 Deed of Trust Note of ARV Valley View, L.P. to Red Mortgage Capital, Inc., incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.90 on April 2, 2001.

  10.91 Deed of Trust between ARV Valley View, L.P. and Fidelity National Title Insurance, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.91 on April 2, 2001.

  10.92 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Valley View, L.P. and Secretary of Housing and Urban Development, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit 10.92 on April 2, 2001.

  10.93 Regulatory Agreement Nursing Homes Projects between ARV Valley View, L.P. and Federal Housing Commissioner, incorporated by reference to our 10K filed with the Securities and Exchange Commission as exhibit
            10.93 on April 2, 2001.

  10.94     Deed of Trust Note of ARV Daly City, L.P. to Red Mortgage Capital,
            Inc.

  10.95 Allonge #1 to Deed of Trust Note of ARV Daly City, L.P. to Red Mortgage Capital, Inc.

  10.96 Deed of Trust between ARV Daly City, L.P. and Fidelity National Title Insurance.

  10.97 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Daly City, L.P. and Secretary of Housing and Urban Development.

  10.98 Regulatory Agreement Nursing Homes Projects between ARV Daly City, L.P. and Federal Housing Commissioner.

  10.99     Deed of Trust Note of ARV Fremont, L.P. to Red Mortgage Capital, Inc

  10.100 Allonge #1 to Deed of Trust Note of ARV Fremont, L.P. to Red Mortgage Capital, Inc. .

  10.101 Deed of Trust between ARV Fremont, L.P. and Fidelity National Title Insurance.

  10.102 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Fremont, L.P. and Secretary of Housing and Urban Development.

EXHIBIT
NUMBER                                 DESCRIPTION
--------                               -----------

  10.103 Agreement Nursing Homes Projects between ARV Fremont, L.P. and Federal Housing Commissioner.

  99.1 Complaint in ARV Assisted Living, Inc. v. Lazard Freres Real Estate Investors LLC, et al., case no. 787788, incorporated by reference to the Company's 8-K filed with the Securities and Exchange Commission on May 26, 1998.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ARV ASSISTED LIVING, INC.

                                                 By: /s/ DOUGLAS M. PASQUALE
                                                     ---------------------------
                                                         Douglas M. Pasquale
                                                         Chief Executive Officer

Date: May 15, 2001

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


          SIGNATURE                                 TITLE                                DATE
          ---------                                 -----                                ----
/s/   DOUGLAS M. PASQUALE                    Chief Executive Officer                 May 15, 2001
--------------------------------          (Principal Executive Officer)
      Douglas M. Pasquale

/s/     ABDO H. KHOURY                 President and Chief Financial Officer         May 15, 2001
--------------------------------    (Principal Financial & Accounting Officer)
        Abdo H. Khoury

                                      EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
--------                               -----------

  10.94     Deed of Trust Note of ARV Daly City, L.P. to Red Mortgage Capital,
            Inc.

  10.95 Allonge #1 to Deed of Trust Note of ARV Daly City, L.P. to Red Mortgage Capital, Inc.

  10.96 Deed of Trust between ARV Daly City, L.P. and Fidelity National Title Insurance.

  10.97 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Daly City, L.P. and Secretary of Housing and Urban Development.

  10.98 Regulatory Agreement Nursing Homes Projects between ARV Daly City, L.P. and Federal Housing Commissioner.

  10.99     Deed of Trust Note of ARV Fremont, L.P. to Red Mortgage Capital, Inc

  10.100 Allonge #1 to Deed of Trust Note of ARV Fremont, L.P. to Red Mortgage Capital, Inc. .

  10.101 Deed of Trust between ARV Fremont, L.P. and Fidelity National Title Insurance.

  10.102 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Fremont, L.P. and Secretary of Housing and Urban Development.

  10.103 Agreement Nursing Homes Projects between ARV Fremont, L.P. and Federal Housing Commissioner.