Form 10-Q
period 2001-06-30
ARV ASSISTED LIVING INC
filed 2001-08-14
CIK 949322

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of outstanding shares of the Registrant's Common Stock, no par value, as of August 1, 2001 was 17,459,689.


================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2001            2000
                                                                   ---------      ------------
Current assets:
  Cash and cash equivalents .................................      $  13,123       $  16,817
  Accounts receivable and amounts due from affiliates .......            847             829
  Prepaids and other current assets .........................          5,616           5,547
  Properties held for sale, net .............................          1,426           3,545
                                                                   ---------       ---------
          Total current assets ..............................         21,012          26,738
Property, furniture and equipment, net ......................        101,437         100,461
Goodwill, net ...............................................         18,646          18,939
Operating lease security deposits ...........................          9,780           9,778
Other non-current assets ....................................          9,815          10,024
                                                                   ---------       ---------
                                                                   $ 160,690       $ 165,940
                                                                   =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................      $   1,209       $   2,645
  Accrued liabilities .......................................          9,297          11,956
  Notes payable, current portion ............................          8,627           1,071
  Accrued interest payable ..................................            684             599
                                                                   ---------       ---------
          Total current liabilities .........................         19,817          16,271
Notes payable, less current portion .........................         87,835          99,130
Lease liabilities ...........................................          1,873           1,752
Other non-current liabilities ...............................            715             789
                                                                   ---------       ---------
                                                                     110,240         117,942
                                                                   ---------       ---------

Minority interest in majority owned entities ................          1,120           1,130

Shareholders' equity:
Series A Preferred stock, convertible and redeemable;
   2,000 shares authorized, none issued or outstanding at
   June 30, 2001 and December 31, 2000 ......................             --              --
Preferred stock, no par value. 8,000 shares authorized,
   none issued and outstanding ..............................             --              --
Common stock, $0.01 par value. Authorized 100,000 shares;
   17,460 shares issued and outstanding at
   June 30, 2001 and December 31, 2000 ......................            175             175
  Additional paid in capital ................................        145,337         145,337
  Accumulated deficit .......................................        (96,182)        (98,644)
                                                                   ---------       ---------
          Total shareholders' equity ........................         49,330          46,868
                                                                   ---------       ---------
Commitments and contingent liabilities ......................      $ 160,690       $ 165,940
                                                                   =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                              -----------------------       -----------------------
                                                                2001           2000           2001           2000
                                                              --------       --------       --------       --------
        Revenue:
          Assisted living community revenue:
            Rental revenue                                    $ 28,889       $ 28,007       $ 57,557       $ 56,296
            Assisted living and other services                   6,079          6,200         11,984         12,589
          Skilled nursing facility revenue                         644            595          1,195            595
          Management fee income                                    240            178            559            393
                                                              --------       --------       --------       --------
                 Total revenue                                  35,852         34,980         71,295         69,873
                                                              --------       --------       --------       --------
        Operating expenses:
         Assisted living community
           Operating expense                                    21,441         21,912         43,088         44,598
         Skilled nursing facility                                  613            950          1,184            950
         Assisted living community lease expense                 7,671          7,893         15,379         16,057
         General and administrative                              2,592          2,874          5,261          5,737
         Depreciation and amortization                           1,976          2,145          3,988          4,254
                                                              --------       --------       --------       --------
                 Total operating expenses                       34,293         35,774         68,900         71,596
                                                              --------       --------       --------       --------
        Income (loss) from operations                            1,559           (794)         2,395         (1,723)
        Other income (expense):
          Interest income                                          318            444            752            758
          Other income(expense), net                              (100)            35            (65)          (185)
          Gain on sale of assets                                    --             --          2,887             --
          Interest expense                                      (2,299)        (1,668)        (4,617)        (3,880)
                                                              --------       --------       --------       --------
               Total other expense                              (2,081)        (1,189)        (1,043)        (3,307)
                                                              --------       --------       --------       --------
        Income (loss) before income tax expense,
          minority interest in income of majority
          owned entities and extraordinary item                   (522)        (1,983)         1,352         (5,030)
        Income tax expense                                         (15)           (17)           (38)           (25)
        Minority interest in income of majority
          owned entities                                          (272)          (154)          (402)           (87)
                                                              --------       --------       --------       --------
        Income (loss) before extraordinary item                   (809)        (2,154)           912         (5,142)
        Extraordinary gain from early
          extinguishment of debt, net of income tax              1,606         14,969          1,550         20,382
                                                              --------       --------       --------       --------
        Net income                                            $    797       $ 12,815       $  2,462       $ 15,240
                                                              ========       ========       ========       ========

        Basic and diluted income(loss) per common share:
        Income (loss) before extraordinary item               $  (0.05)      $  (0.13)      $   0.05       $  (0.30)
        Extraordinary gain from early extinguishment
          of debt, net of income tax                              0.10           0.86           0.09           1.18
                                                              --------       --------       --------       --------
               Net income                                     $   0.05       $   0.73       $   0.14       $   0.88
                                                              ========       ========       ========       ========
         Weighted average common shares
            Outstanding
                                                                17,460         17,460         17,460         17,254
                                                              ========       ========       ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       -----------------------
                                                                         2001           2000
                                                                       --------       --------
Net cash provided by (used in) operating activities: ............      $  1,462       $ (2,130)
Cash flows used in investing activities:
  Proceeds from the sale of partnerships, net of cost ...........         2,887             --
  Additions to property, furniture and equipment ................        (3,078)        (2,825)
  Proceeds from the sale of properties, net of selling cost .....           684            713
  (Increase) decrease in property held for sale .................           (16)            --
  (Increase) decrease in leased property security deposits ......            (2)         1,298
                                                                       --------       --------
         Net cash provided by (used in) investing activities ....           475           (814)
                                                                       --------       --------
Cash flows provided by financing activities:
  Borrowing under refinancing for owned communities .............        10,778         11,209
  Borrowing under non-secured credit line .......................            --          7,000
  Payments of partnership obligations ...........................        (2,887)            --
  Repayments of notes payable ...................................        (9,926)        (5,577)
  Repayments of subordinated debt ...............................        (3,000)        (9,013)
  Distributions from majority owned entities ....................          (147)          (152)
  Mortgage insurance ............................................          (200)          (701)
  Loan fees .....................................................          (249)            --
                                                                       --------       --------
         Net cash provided by (used in) financing activities ....        (5,631)         2,766
                                                                       --------       --------
         Net decrease in cash and cash equivalents ..............        (3,694)          (178)

Cash and cash equivalents at beginning of period ................        16,817         14,570
                                                                       --------       --------
Cash and cash equivalents at end of period ......................      $ 13,123       $ 14,392
                                                                       ========       ========

Supplemental schedule of cash flow information:
  Cash paid during the period for:
  Interest ......................................................      $  2,233       $  4,436
                                                                       ========       ========
  Non-cash refinancing of debt ..................................      $  2,250       $     --
                                                                       ========       ========
  Conversion of subordinated notes to common stock ..............      $     --       $  1,232
                                                                       ========       ========


See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

CARRYING VALUE OF REAL ESTATE

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements......................    27.5 to 35 years
Leasehold property and improvements.............    Lease term
Furniture, fixtures and equipment...............    3 to 7 years


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


EARNINGS (LOSS) PER SHARE

Basic earnings per share ("EPS") excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of potentially dilutive securities was not included for any of the periods presented as the effect was antidilutive. Potentially dilutive securities include convertible notes and stock options and warrants, which convert to 1,838,592 and 3,990,300 shares of common stock for the three-month periods ended June 30, 2001 and 2000, respectively.


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


RESTATEMENT

In the fourth quarter 2000 we determined that costs related to the early extinguishment of debt in prior quarters had not been written off. Accordingly, the extraordinary gain and net income previously reported for the quarter and year to date ended June 30, 2000 were decreased by $577,000 and $777,000, respectively. In addition, we reclassified the skilled nursing facility operations as a separate line item in the revenues and expenses of our normal operations, as compared to presenting the operations as a net amount in other income and expense. The June 30, 2000 information has been restated for the aforementioned items.


RECLASSIFICATIONS

We have reclassified certain prior period amounts to conform to the June 30, 2001 presentation.

(2) NOTES PAYABLE

        Notes payable consist of the following at June 30, 2001 and December 31, 2000 (in thousands):

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2001          2000
                                                                                          --------    ------------
Convertible subordinated notes due April 1, 2006 with interest at
 6.75%. The notes require semi-annual payments of interest and are convertible to common stock at $18.57 per share. The notes may be called by us at declining  premiums starting at 110% of the
 principal amount ..................................................................      $  8,253      $ 15,253
Notes payable, bearing interest at fixed rates between 8.53% and 9.5%, payable in monthly installments of principal and interest totaling $39.1 thousand collateralized by property, maturities ranging from August 2001 through
 January 2002 ......................................................................         4,137        13,752
Notes payable, bearing interest at floating rates of 30 day LIBOR (3.8% at
 June 30, 2001) plus points between 2.25 and 2.50 payable in monthly installments of interest only collateralized by Owned ALCs,  maturities
 ranging from August 2002 through October 2002 .....................................        18,807        18,972
Notes payable, bearing interest at rates of 8.00% and 8.53%, payable in monthly installments of principal and interest totaling $373.4 thousand
 collateralized by property, maturities ranging from July 2010 to March 2036 .......        51,013        40,932
Notes payable to shareholder bearing interest beginning April 2001 at 30-day
 Treasury rate (3.45% at June 30, 2001) with principal due and payable April 2002 ..         1,372         1,292
Note payable bearing interest at a fixed rate of  6.75% with a maturity date
 of August 2001 ....................................................................         2,329            --
Note payable bearing interest at a fixed rate of  7.00% with a maturity date
 of April 2006 .....................................................................           551            --
Notes payable to shareholder bearing interest at 30 day LIBOR (3.8% at June
 30, 2001) plus 10% payable in monthly installments of interest only,
 unsecured, maturing April 2003 ....................................................        10,000        10,000
                                                                                          --------      --------
                                                                                            96,462       100,201
Less amounts payable in the next year ..............................................        (8,627)       (1,071)
                                                                                          --------      --------
                                                                                          $ 87,835      $ 99,130
                                                                                          ========      ========

The future annual principal payments of the notes payable at June 30, 2001 are as follows (in thousands):

          Twelve month period ending June 30, 2002..........................................     $  8,627
          Twelve month period ending June 30, 2003..........................................       28,794
          Twelve month period ending June 30, 2004..........................................          437
          Twelve month period ending June 30, 2005..........................................          475
          Twelve month period ending June 30, 2006..........................................        9,320
          Thereafter........................................................................       48,809
                                                                                                 --------
                                                                                                 $ 96,462
                                                                                                 ========

In the quarter ended March 31, 2001, certain notes payable were refinanced and the prior debt extinguished, resulting in an extraordinary loss due to the remaining deferred financing costs that were written off at the time of the refinancing. In the quarter ended June 30, 2001, $7.0 million of convertible subordinated notes were repurchased resulting in an extraordinary gain of $1.6 million due to a cash prepayment of $3.0 million and refinancing of $2.3 million through a promissory note offset in part by the write-off of loan issuance costs related to the $7.0 million convertible subordinated note.

(3) LIQUIDITY

We believe that our existing liquidity, ability to sell assisted living communities and land sites which do not meet our financial objectives or geographic clustering strategy, and ability to refinance certain assisted living communities and investments will provide adequate resources to meet our current operating and investing needs. We do not currently generate sufficient cash from operations to fund recurring working capital and capital expenditure requirements. We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our growth strategy, including the rehabilitation of assisted living communities as well as other capital expenditures. We anticipate that we will be able to obtain the additional financing; however, we cannot be assured that we will be able to obtain financing on favorable terms.

(4) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

We have guaranteed the indebtedness at June 30, 2001, of certain unconsolidated affiliated partnerships for $19.3 million.

With respect to loans totaling $19.3 million, we are the general partner of certain limited partnerships that serve as the sole members of the three borrowing entities formed as limited liability companies. Although a member of a limited liability company is not personally liable for any contract or other obligation of that entity, we delivered limited guaranties in connection with the loans. Due to the limited guaranties, we assumed liability for repayment of the loan indebtedness as a result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants. Also, we guaranteed the borrower's obligation to rebalance the loans upon breach of debt service coverage obligations.

In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements, other than those already accrued.

CONTINGENCIES

We have entered into two long-term leases of assisted living communities ("ALCs"), the acquisition and construction of which have been or are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the ALCs must comply with certain federal income tax requirements. These requirements principally pertain to the maximum income level of a specified portion of the residents. Should we elect to execute additional leases for ALCs to be constructed with bond financing, we anticipate that the same and possibly additional restrictions will be imposed. Failure to satisfy these requirements will constitute an event of default under the leases, thereby permitting the landlord to accelerate their termination. Failure to obtain low-income residents in the sequence and time required could materially affect the lease-up schedule and, therefore, cash flow from such ALCs.

LITIGATION

We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

(5) RELATED PARTY TRANSACTIONS

On April 24, 2000, the Company entered into a Term Loan Agreement with LFSRI II Assisted Living LLC ("LFSRI"), an affiliate of Prometheus, Assisted Living, LLC ("Promethetheus"). As of July 26, 2001, Prometheus beneficially owned approximately 47.8% of the Company's outstanding Common Stock. Pursuant to the Term Loan Agreement, the company may borrow up to $10,000,000 from LFSRI with a maturity date of April 24, 2003, which, subject to certain conditions, may be extended by one year if no default has occurred. The outstanding amount under the loan bears interest at the annual rate equal to the LIBOR rate for each interest period plus a 10% margin. At June 30, 2001, there was $10,000,000 outstanding. In connection with the Term Loan Agreement, the company issued to LFSRI a warrant to purchase up to 750,000 shares of the Company's Common Stock at a price of $3.00 per share, subject to various adjustments exercisable until April 24, 2005. The Company also amended its stockholder rights agreement to prevent shares that Prometheus may be deemed to beneficially own by reason of LFSRI's rights under the warrant from causing Prometheus to become an "Acquiring Person" and thus causing a triggering event under the rights agreement.


(6) SALE OF ASSETS

In January 2001, the Company sold its partnership interest in five tax credit apartment partnerships to an unrelated third party. The Company signed guarantees requiring the company to meet certain federal income tax requirements. These requirements principally pertain to the maximum income level of a specified portion of the residents. Consequently, the Company is still liable for compliance of the community with these requirements for the period of time we operated the facilities. We also guaranteed the indebtedness of the communities for the lender, however these guarantees were released as part of the sale.

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

OVERVIEW

ARV Assisted Living, Inc. ("ARV" or the "Company"), a Delaware corporation, originally formed in 1980 as California Retirement Villas and is currently one of the largest operators of licensed assisted living communities ("ALCs") in the United States. We are a fully integrated provider of assisted living accommodations and services that operates, acquires and develops ALCs. We have been involved in the senior housing business for more than 20 years. Our operating objective is to provide high quality, personalized assisted living services to senior residents in a cost-effective manner, while maintaining residents' independence, dignity and quality of life. Our ALCs offer a combination of housing, personalized support services and health care in a non-institutional setting. Our ALCs are designed to respond to the individual needs of elderly residents who require assistance with certain activities of daily living, but who do not require the intensive nursing care provided in a skilled nursing facility.

As of June 30, 2001, we operated a total of 54 ALCs containing 6,594 units, 15 of which are owned by us, 33 that are leased by us and 6 that are managed by us. Owned ALCs ("Owned ALCs") are owned by us directly, or by affiliated limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager and in which we have a majority ownership interest ("Affiliated Partnerships"). Leased ALCs ("Leased ALCs") are operated by us under long-term operating leases for our own account or for Affiliated Partnerships in which we have a majority ownership interest. Managed ALCs are operated by us on behalf of an affiliated partnership (in which we do not have a majority ownership), a joint venture or an unrelated third-party. We believe that this blend of ownership, leasehold and management interest in our ALCs allows us to fund our operations in a balanced, efficient manner.

Since commencing operation of ALCs for our own account in April 1994, we have focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents while they reside in our communities. As of June 30, 2001, a substantial portion of our business and operations were conducted in California, where 37 of the 54 ALCs we operate are located. We intend to continue to make California the primary focus of our geographic clustering strategy. We are focusing greater attention on enhancing the profitability of our existing core operations and on leasing up new developments at an increased rate. In addition, we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

The following table sets forth a comparison of the three months ended June 30, 2001 and the three months ended June 30, 2000.

                   Operating Results Before Extraordinary Item
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                  (In millions)

                                                               FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
(DOLLARS IN MILLIONS)                                          --------------------    INCREASE/
                                                                 2001        2000      (DECREASE)
                                                                 -----       -----     ----------
Revenue:
  Assisted living community revenue .......................      $35.0       $34.2         2.2%
  Skilled nursing facility revenue ........................        0.7         0.6         8.2%
  Management fees from affiliates and others ..............        0.2         0.2        34.3%
                                                                 -----       -----       -----
          Total revenue ...................................       35.9        35.0         2.5%
                                                                 -----       -----       -----
Operating expenses:
  Assisted living community operating expense .............       21.4        21.9        (2.2)%
  Skilled nursing facility expenses .......................        0.6         1.0       (35.5)%
  Assisted living community lease expense .................        7.7         7.9        (2.8)%
  General and administrative ..............................        2.6         2.9        (9.8)%
  Depreciation and amortization ...........................        2.0         2.1        (7.9)%
                                                                 -----       -----       -----
          Total operating expenses ........................       34.3        35.8        (4.1)%
                                                                 -----       -----       -----
Income (loss) from operations .............................        1.6        (0.8)      296.4%
Other income (expense):
  Interest income .........................................        0.3         0.4       (28.4)%
  Other income (expense) ..................................       (0.1)         --       (100.0)%
  Interest expense ........................................       (2.3)       (1.6)       37.8%
                                                                 -----       -----       -----
          Total other income (expense) ....................       (2.1)       (1.2)      (75.0)%
                                                                 -----       -----       -----
Loss before minority interest in income of majority
  owned entities, and extraordinary item ..................       (0.5)       (2.0)      (73.7)%
Minority interest in income of majority owned entities ....       (0.3)       (0.2)       76.6%
                                                                 -----       -----       -----
          Loss before extraordinary item ..................      $(0.8)      $(2.2)      (62.8)%
                                                                 =====       =====       =====

Total revenue for the three months ended June 30, 2001 increased $0.9 million to $35.9 million from $35.0 million for the three months ended June 30, 2000. This increase was primarily due to an increase in assisted living community revenue as described below.

Assisted living community revenue increased $0.8 million to $35.0 million for the three months ended June 30, 2001 from $34.2 million for the three months ended June 30, 2000.

The increase in assisted living community revenue is attributable to the following:

        - An increase in average rate per occupied unit for ALCs, which we owned and leased in both periods to $2,243 for the 2001 quarter as compared to $2,146 for the 2000 quarter;

        - higher occupancy rates for the quarters ended June 30 of 87.8% for 2001 compared to 81.2% for 2000; and

        - an increase in assisted living penetration rate quarters ended June 30 to 47.1% in 2001 from 47.0% in 2000, offset by;

        - The sale of 3 non-strategic ALCs in April 2000.

Management fees from affiliates remained relatively constant.

Assisted living community operating expenses decreased $0.5 million to $21.4 million for the three months ended June 30, 2001 from $21.9 million for the three months ended June 30, 2000. These decreases were due to the following:

        - The sale of 3 non-strategic ALCs in April 2000, offset by;

        - Increase in overtime due to labor shortages and additional personnel needed to support the assisted living operations; and

        - Increase in worker's compensation insurance expense.

Assisted living community lease expenses decreased $0.2 million to $7.7 million for the three months ended June 30, 2001 from $7.9 million for the three months ended June 30, 2000, due to the reduction in the number of facilities leased for the three months ended June 30, 2001 which was somewhat offset by contracted rate increases.

General and administrative expenses decreased $0.3 million to $2.6 million for the three months ended June 30, 2001 from $2.9 million for the three months ended June 30, 2000, as a result of management's continued efforts to reduce staff at our corporate offices.

Depreciation and amortization expenses decreased $0.1 million to $2.0 million at June 30, 2001 from $2.1 million at June 30, 2000 primarily due to the sale of three non-strategic communities in April 2000 offset somewhat by depreciation on new capital expenditures.

Interest income decreased $0.1 million to $0.3 million at June 30, 2001 from $0.4 million at June 30, 2000 due to the lower average cash and cash equivalent balances and lower interest rates during the three months ended June 30, 2001.

Interest expense increased $0.7 million to $2.3 million for the three months ended June 30, 2001 compared with $1.6 million for the three months ended June 30, 2000 due to:

        - Settlement from arbitration in June 2000 of the loan fees paid in 1998 to a potential lender, offset by;

        - Interest expense from the refinancing of three properties into long term financing; and

        - Debt retirement of the 6-3/4%, convertible subordinated notes due
          2006.

Other income and expense increased $0.1 million primarily due to write off of operating deficit loans.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

The following information concerning the operating results of the Company for the six-month periods ended June 30, 2001 and 2000 is presented in order to provide the reader with additional information concerning the Company's operations.

                   Operating Results before Extraordinary Item
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                  (In millions)

                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,
(DOLLARS IN MILLIONS)                                             -------------------      INCREASE/
                                                                   2001         2000       (DECREASE)
                                                                  ------       ------      ----------
Revenue:
  Assisted living community revenue ........................      $ 69.5       $ 68.9           1.0%
  Skilled nursing facility revenue .........................         1.2          0.6         100.8%
  Management fees from affiliates and others ...............         0.6          0.4          42.2%
                                                                  ------       ------        ------
          Total revenue ....................................        71.3         69.9           2.0%
                                                                  ------       ------        ------
Operating expenses:
  Assisted living community operating expense ..............        43.0         44.5          (3.4)%
  Skilled nursing facility expenses ........................         1.2          1.0          24.6%
  Assisted living community lease expense ..................        15.4         16.1          (4.2)%
  General and administrative ...............................         5.3          5.7          (8.3)%
  Depreciation and amortization ............................         4.0          4.3          (6.3)%
                                                                  ------       ------        ------
          Total operating expenses .........................        68.9         71.6          (3.8)%
                                                                  ------       ------        ------
Income (loss) from operations ..............................         2.4         (1.7)        239.0%
Other income (expense):
  Interest income ..........................................         0.8          0.8          (0.8)%
  Other income (expense) ...................................        (0.1)        (0.2)        (64.9)%
  Gain on sale of assets ...................................         2.9           --         100.0%
  Interest expense .........................................        (4.6)        (3.9)         19.0%
                                                                  ------       ------        ------
          Total other income (expense) .....................        (1.0)        (3.3)        (68.5)%
                                                                  ------       ------        ------
Income (loss) before minority interest in income of
  majority owned entities, and extraordinary item ..........         1.4         (5.0)       (126.9)%
Minority interest in income of majority owned entities .....        (0.4)        (0.1)        362.1%
                                                                  ------       ------        ------
          Income (loss) before extraordinary item ..........      $  1.0       $ (5.1)        118.6%
                                                                  ======       ======        ======

Total revenue for the six months ended June 30, 2001 increased $1.4 million to $71.3 million from $69.9 million for the six months ended June 30, 2000. This increase was primarily due to:

        - increases in the average rate per occupied unit which went to $2,221 for the six-months ended June 30, 2001 from $2,131 for the six-months ended June 30, 2000;

        - higher occupancy rates of 87.8% for 2001 compared to 85.3% for 2000;
          and

        - an increase in assisted living penetration rate to 46.9% in 2001 from 46.1% in 2000, offset by;

        - the sales of three ALCs in April 2000 which were determined to be non-strategic.

Community expenses decreased $2.0 million to $59.6 million for the six months ended June 30, 2001, from $61.6 million for the six months ended June 30, 2000. Of these decreases, $1.5 million of ALC operating expense, $0.7 million of lease expense and an increase of $0.2 million for the skilled nursing facility. The various categories of expense decreases are as follows:

        - the sale of three non-strategic communities in April 2000, offset by;

        - increase in payroll and food costs due to tighter labor markets and higher food prices; and

        - the increase in skilled nursing facility expense is primarily due to the increase in payroll due to required staffing levels.

General and administrative expenses decreased $0.4 million due to:

        - Continuing efforts to reduce staff at our corporate office; and

        - Reduction in legal expenses, recruiting, severance and consulting costs.

Depreciation and amortization expenses decreased $0.3 million due to the sale of three ALCs in April 2000.

Interest income remained relatively constant even with the decline in interest rates experienced during 2001 due to a higher comparative first quarter cash balance.

Gain on sale of assets of $2.9 million was the result of the sale of our interest in five tax credit apartment partnerships that we had previously anticipated selling at a loss.

Interest expense increased $0.7 million to $4.6 million for the six months ended June 30, 2001 compared with $3.9 million for the six months ended June 30, 2000 due to the bond retirement offset somewhat by the refinancing. Interest expense consisted primarily of interest incurred on our remaining 6-3/4%, convertible subordinated notes due 2006 as well as mortgage interest on Owned ALCs.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $13.1 million and $16.8 million at June 30, 2001 and December 31, 2000, respectively. The decrease was due primarily to cash used to retire our 6-3/4%, convertible subordinated notes due 2006 during the second quarter of 2001.

Working capital at June 30, 2001 was $1.2 million due to the reclassification to current liabilities of two mortgage loans to current liabilities and issuance of a note for the retirement of convertible notes. The two mortgage loans of $3.9 million are due January 2002 but are in the process of being refinanced with 35-year loans. The note for the retirement of convertible notes is $2.3 million due in August 2001 and secured by an owned ALC.

Cash provided by operating activities was $1.5 million for the six months ended June 30, 2001, compared to $2.1 million used for the six month period ended June 30, 2000. The primary components of cash provided by operating activities for the quarter ended June 30, 2001 were:

        - Income before extraordinary items for the six months ended June 30, 2001 of $0.9 million;

        - Non-cash charges of $4.0 million for depreciation and amortization, offset by;

        - Gain on sale of assets of $2.9 million for the sale of the tax credit apartments, and;

        - Net decrease of $1.2 million in net current liabilities.

Cash provided by investing activities was $0.5 million for the six months ended June 30, 2001, compared to net cash used in investing activities of $0.8 million for the six months ended June 30, 2000. The primary components of cash provided by investing activities for the six months ended June 30, 2001 were:

        - $0.7 million for the sale of property deemed non-strategic; and

        - $2.9 million for the proceeds from the sale of our partnership interest in five senior apartments, offset by;

        - $3.1 million used for purchases of property, furniture and equipment.

Net cash used by financing activities was $5.6 million for the six months ended June 30, 2001, compared to net cash provided by financing activities of $2.8 million for the six months ended June 30, 2000. The primary components of cash provided by financing activities for the period ended June 30, 2001 were:

        - $9.9 million for repayments of notes payable;

        - $3.0 million for repayment of subordinated debt;

        - $2.9 million for repayment of partnership obligations;

        - $0.1 million for distributions for majority owned entities;

        - $0.2 for expenses associated with loans; and

        - $0.3 million for payment of loan fees on refinancings and new debt, offset by;

        - Debt proceeds of $10.8 million for the refinancing of owned ALCs.

The various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At June 30, 2001, we were in compliance with all covenants.

In our fiscal year ended December 31, 1999, we began retiring portions of our 6 3/4% convertible subordinated debt from time to time. During 1999, we issued a total of 799,566 shares of our common stock and paid a total of $1.0 million to some of our bondholders in exchange for a total of $9.2 million principal amount of the subordinated notes due 2006 that were held by those bondholders. These transactions resulted in an extraordinary gain of $6.8 million net of tax as of our fiscal year ended December 31, 1999. During 2000, we issued a total of 781,025 shares of our common stock and paid a total of $9.6 million to additional bondholders in exchange for a total of $33.0 million in principal amount of the subordinated notes held by those bondholders. These transactions resulted in an extraordinary gain of $20.6 million net of tax and costs for the year ended December 31, 2000. In the six months ended June 30, 2001, we retired an additional $7.0 million of the subordinated notes held by bondholders. This generated an extraordinary gain of $1.6 million net of tax and costs. Through these transactions, we have retired a total of $49.2 million of our public debt resulting in extraordinary gains of $29.0 million to date.

In 2000 we obtained a $10.0 million unsecured revolving line of credit with our major shareholder Lazard Freres to be used for retirement of the subordinated
6 3/4% public debt. At June 30, 2001 we had $10.0 million outstanding on the line of credit at LIBOR plus 10% interest payable monthly.

We believe that our existing liquidity, our ability to sell ALCs and land sites which do not meet our financial objectives or geographic clustering strategy and our ability to refinance certain owned ALCs and investments will provide us with adequate resources to meet our current operating and investing needs. We do not currently generate sufficient cash from operations to fund recurring working capital and capital expenditure requirements. We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our strategy, including the rehabilitation of ALCs as well as other capital expenditures. We anticipate that we will be able to obtain the additional financing; however, we cannot assure you that we will be able to obtain financing on favorable terms.


IMPACT OF INFLATION AND CHANGING PRICES

Operating revenue from ALCs we operate is the primary source of our revenue. These ALCs are affected by rental rates which are highly dependent upon market conditions and the competitive environments where the communities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance that we will be able to continue to do so, we have historically been able to offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 2001. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

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

                        EXPECTED MATURITY DATE - JUNE 30,

                                                                                                                     FAIR
                            2002         2003        2004       2005         2006       THEREAFTER      TOTAL        VALUE
                           ------       -----       -----       -----       -------     ----------     -------      -------
                                                                (DOLLARS IN THOUSANDS)
Fixed rate debt            $6,839       $ 403       $ 438       $ 475       $ 9,320       $48,810      $66,285      $66,285
Average interest rate        7.85%       7.89%       7.88%       7.88%         7.86%         7.86%

Variable rate debt         $1,787       $28,390     $  --       $  --       $    --       $   --       $30,177      $30,177
Average interest rate        8.73%       8.83%

We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 21, 2001. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for or against, or withheld with respect to, each matter.

(a) The stockholders reelected the Class A Directors, Douglas M. Pasquale and Jeffrey D. Koblentz to serve until 2004. 14,368,523 and 14,378,385 votes were received for and 245,703 and 235,841 votes were withheld for Mr. Pasquale's and Mr. Koblentz's election, respectively.

The term of office as director continued after the meeting for the following Class B and Class C directors: David P. Collins (B), John A. Moore (B), and Maurice DeWald (C).


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

(b) REPORTS ON FORM 8-K

  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ARV ASSISTED LIVING, INC.


                                            By: /s/ Douglas M. Pasquale
                                            ------------------------------------
                                            Douglas M. Pasquale
                                            Chief Executive Officer
                                            (Duly authorized officer)

                                            Date: August 13, 2001




                                            By: /s/ Anita Ryan
                                            ------------------------------------
                                            Anita Ryan
                                            Principal Accounting Officer
                                            (Duly authorized officer)

                                            Date: August 13, 2001