Form 10-Q
period 2001-09-30
ARV ASSISTED LIVING INC
filed 2001-11-14
CIK 949322

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                               Yes [X]   No [ ]

The number of outstanding shares of the Registrant's Common Stock, no par value, as of November 1, 2001 was 17,459,689.

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                       SEPTEMBER 30,      DECEMBER 31,
                                                            2001            2000
                                                       -------------      ------------
Current assets:
  Cash and cash equivalents..................             $15,773          $16,817
  Accounts receivable and  amounts due from
    affiliates...............................                 693              829
  Prepaids and other current assets..........               5,620            5,547
  Properties held for sale, net..............               1,306            3,545
                                                         --------         --------
          Total current assets...............              23,392           26,738
Property, furniture and equipment, net.......             101,153          100,461
Goodwill, net................................              18,500           18,939
Operating lease security deposits............               9,329            9,778
Other non-current assets.....................              10,688           10,024
                                                         --------         --------
                                                         $163,062         $165,940
                                                         ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................                $813           $2,645
  Accrued liabilities........................              10,580           11,956
  Notes payable, current portion.............              12,344            1,071
  Accrued interest payable...................                 907              599
                                                         --------         --------
          Total current liabilities..........              24,644           16,271
Notes payable, less current portion..........              87,071           99,130
Lease liabilities............................               1,934            1,752
Other non-current liabilities................                 678              789
                                                         --------         --------
                                                          114,327          117,942
                                                         --------         --------

Minority interest in majority owned entities.                 144            1,130

Shareholders' equity:
  Series A Preferred stock, convertible and
   redeemable; 2,000 shares authorized, none
   issued or outstanding at September 30, 2001
   and December 31, 2000.....................                  --               --
  Preferred  stock, no par value.  8,000 shares
   authorized, none issued and outstanding...                  --               --
  Common stock, $0.01 par value. Authorized
   100,000  shares; 17,460 shares issued and
   outstanding at September 30, 2001 and
   December 31, 2000.........................                 175              175
  Additional paid in capital.................             145,337          145,337
  Accumulated deficit........................             (96,921)         (98,644)
                                                         --------         --------
          Total shareholders' equity.........              48,591           46,868
                                                         --------         --------

Commitments and contingent liabilities
                                                         $163,062         $165,940
                                                         ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                               -------------------------       ------------------------
                                                  2001            2000            2001            2000
                                               ---------       ---------       ---------       ---------
Revenue:
  Assisted living community revenue:
    Rental revenue                             $  29,689       $  27,658       $  87,246       $  83,954
    Assisted living and other services             6,240           5,878          18,224          18,467
  Skilled nursing facility revenue                   508             692           1,703           1,287
  Management fee income                              248             207             807             600
                                               ---------       ---------       ---------       ---------
         Total revenue                            36,685          34,435         107,980         104,308
                                               ---------       ---------       ---------       ---------
Operating expenses:
  Assisted living community
    Operating expense                             22,245          21,210          65,333          65,808
  Skilled nursing facility                           667             601           1,851           1,341
  Community lease expense                          7,784           7,642          23,163          23,909
  General and administrative                       2,376           2,638           7,637           8,375
  Depreciation and amortization                    1,889           2,144           5,877           6,398
                                               ---------       ---------       ---------       ---------
         Total operating expenses                 34,961          34,235         103,861         105,831
                                               ---------       ---------       ---------       ---------
Income (loss) from operations                      1,724             200           4,119          (1,523)
Other income (expense):
  Interest income                                    199             373             951           1,131
  Other income (expense), net                        (83)             69            (148)           (116)
  Gain on sale of assets                              --              --           2,887              --
  Interest expense                                (2,236)         (2,157)         (6,853)         (6,037)
                                               ---------       ---------       ---------       ---------
       Total other expense                        (2,120)         (1,715)         (3,163)         (5,022)
                                               ---------       ---------       ---------       ---------
Income (loss) before income tax
 expense, minority interest in
 income of majority owned entities
 and extraordinary item                             (396)         (1,515)            956          (6,545)
Income tax benefit (expense)                          28              (3)            (10)            (28)
Minority interest in income of
 majority owned entities                            (371)            (44)           (773)           (131)
                                               ---------       ---------       ---------       ---------
Income (loss) before extraordinary
 item                                               (739)         (1,562)            173          (6,704)
Extraordinary gain from early
 extinguishment of debt, net of income tax            --               9           1,550          20,391
                                               ---------       ---------       ---------       ---------
Net income (loss)                              $    (739)      $  (1,553)      $   1,723       $  13,687
                                               =========       =========       =========       =========

Basic and diluted income (loss)
  per common share:
 Income (loss) before extraordinary item       $   (0.04)      $   (0.09)      $    0.01       $   (0.39)
 Extraordinary gain from early
  extinguishment of debt, net of
  income tax                                          --              --            0.09            1.18
                                               ---------       ---------       ---------       ---------
       Net income (loss)                       $   (0.04)      $   (0.09)      $    0.10       $    0.79
                                               =========       =========       =========       =========
Weighted average common shares
  outstanding                                     17,460          17,460          17,460          17,323
                                               =========       =========       =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             ---------------------
                                                               2001         2000
                                                             -------      --------
Net cash provided by (used in) operating activities:       $  4,358       $ (1,273)
Cash flows used in investing activities:
  Proceeds from the sale of partnerships, net of
    selling cost ....................................         2,887             --
  Additions to property, furniture and equipment ....        (4,523)        (3,634)
  Proceeds from the sale of properties, net of
    selling cost.....................................           730            455
  Decrease in property held for sale ................            59             --
  Decrease in operating lease security deposits .....           449            613
                                                           --------       --------
       Net cash provided by (used in) investing
       activities ...................................          (398)        (2,566)
                                                           --------       --------
Cash flows provided by financing activities:

  Borrowing under refinancing for owned communities..        16,427         11,209
  Borrowing under non-secured credit line ...........            --          7,000
  Payments of partnership obligations ...............        (2,887)            --
  Repayments of notes payable .......................       (10,334)        (5,797)
  Repayments of subordinated debt ...................        (5,250)        (9,013)
  Distributions to minority partners ................        (2,345)          (204)
  Mortgage insurance ................................          (200)          (701)
  Loan fees .........................................          (415)          (176)
                                                           --------       --------
       Net cash provided by (used in) financing
       activities ...................................        (5,004)         2,318
                                                           --------       --------
       Net decrease in cash and cash equivalents ....        (1,044)        (1,521)

Cash and cash equivalents at beginning of period ....        16,817         14,570
                                                           --------       --------
Cash and cash equivalents at end of period ..........      $ 15,773       $ 13,049
                                                           ========       ========

Supplemental schedule of cash flow information:
  Cash paid during the period for:
  Interest ..........................................      $  6,545       $  6,227
                                                           ========       ========
Supplemental schedule of non-cash investing
  activities:

  Conversion of subordinated notes to common stock ..      $     --       $  1,232
                                                           ========       ========


See accompanying notes to unaudited condensed consolidated financial statements.

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We prepared the accompanying condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries ("the Company" or "ARV") following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America ("GAAP") can be condensed or omitted.

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, you should also read the financial statements and notes in our Form 10-K for fiscal year ended December 31, 2000, which is on file with the SEC.

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

CARRYING VALUE OF REAL ESTATE

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

        Buildings and improvements.............   27.5 to 35 years
        Leasehold property and improvements....   Lease term
        Furniture, fixtures and equipment......   3 to 7 years


USE OF ESTIMATES

In preparing the financial statements conforming with GAAP, we have made estimates and assumptions that affect the following:

     - reported amounts of assets and liabilities at the date of the financial statements;

     - disclosure of contingent assets and liabilities at the date of the financial statements; and

     -    reported amounts of revenue and expenses during the reporting period.

Actual results could differ from those estimates.

CASH AND EQUIVALENTS

For purposes of reporting cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

EARNINGS (LOSS) PER SHARE

Basic earnings per share ("EPS") excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. The effect of fully dilutive securities was 381,613 shares for the nine months ended September 30, 2001 but, is not considered material. Potentially dilutive securities include convertible notes and stock options and warrants, which convert to 2,322,726 and 3,990,300 shares of common stock for the three-month, and nine-month periods ended September 30, 2001, and 2000, respectively.

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

RESTATEMENT

In the fourth quarter 2000 we determined that costs related to the early extinguishment of debt in prior quarters had not been written off. Accordingly, the extraordinary gain and net income previously reported for the nine months ended September 30, 2000, was decreased by $777,000. In addition, we reclassified the skilled nursing facility operations as a separate line item in the revenue and expenses of our normal operations, as compared to presenting the operations as a net amount in other income and expense. The September 30, 2000, information has been restated for the aforementioned items.

RECLASSIFICATIONS

We have reclassified certain prior period amounts to conform to the September 30, 2001, presentation.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 141 did not have an impact on the Company's financial position, results of operations, or cash flows. The provisions of SFAS 142 eliminate the amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value-based test. The Company is required to adopt SFAS 142 on January 1, 2002. Management has not determined the impact the elimination of goodwill amortization or the other provisions of the statement will have on the Company's financial position, results of operations, or cash flows. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company is required to adopt SFAS 143 on January 1, 2002. Management believes the adoption of SFAS 143 will not have a material effect on the Company's financial position, results of operations, or cash flows. On October 3, 2001 the FASB issued SFAS 144 "Accounting for the Impairment and Disposal of Long Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of". However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company is required to adopt SFAS 144 on January 1, 2002. Management has not determined the impact SFAS 144 will have on the Company's financial position, results of operations, or cash flows.

(2) NOTES PAYABLE

     Notes payable consist of the following at September 30, 2001, and December 31, 2000 (in thousands except per share data):

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                      2001            2000
                                                                                  -------------    ------------
Convertible subordinated notes due April 1, 2006 with interest at 6.75%. The notes require semi-annual payments of interest and are convertible to common stock at $18.57 per share. The notes may be called by us
  at declining premiums starting at 110% of the principal amount................      $ 8,253        $ 15,253

Notes payable, bearing interest at a fixed rate of 9.15%, payable in monthly installments of principal and interest totaling $34.1 collateralized
  by property, maturing in January 2002.........................................        3,922          13,752

Notes payable, bearing interest at floating rates of 30 day LIBOR (2.6%
  at September 30, 2001) plus points between 2.25 and 3.60 payable in monthly installments of principal and interest averaging $168.8 collateralized by
  Owned ALCs, maturities ranging from August 2002 through September 2004........       23,904          18,972

Notes payable, bearing interest at rates of 8.00% and 8.53%, payable in monthly installments of principal and interest totaling $373.4 collateralized by
  property, maturities ranging from July 2010 to March 2036.....................       50,923          40,932

Notes payable to shareholder bearing interest beginning April 2001 at
  30-day Treasury rate (2.63% at September 30, 2001) with principal due and
  payable April 2002............................................................        1,413           1,292

Note payable bearing interest at a fixed rate of 7.00% interest only until
  December 2006 principal and interest thereafter with a maturity date of
  December 2010.................................................................        1,000              --

Notes payable to shareholder bearing interest at 30 day LIBOR (2.6% at
  September 30, 2001) plus 10% payable in monthly installments of interest only,
  maturing April 2003...........................................................       10,000          10,000
                                                                                      -------        --------
                                                                                       99,415         100,201
Less amounts payable in the next year...........................................       12,344           1,071
                                                                                      -------        --------
                                                                                      $87,071        $ 99,130
                                                                                      =======        ========


The future annual principal payments of the notes payable at September 30, 2001, are as follows (in thousands):

         Twelve month period ending September 30, 2002......................       $12,344
         Twelve month period ending September 30, 2003......................        22,623
         Twelve month period ending September 30, 2004......................         5,511
         Twelve month period ending September 30, 2005......................           485
         Twelve month period ending September 30, 2006......................         9,779
         Thereafter.........................................................        48,673
                                                                                   -------
                                                                                   $99,415
                                                                                   =======

In the quarter ended March 31, 2001, certain notes payable were refinanced and the prior debt extinguished, resulting in an extraordinary loss due to the remaining deferred financing costs that were written off at the time of the refinancing. In the quarter ended June, 30 2001, $7.0 million of convertible subordinated notes were repurchased resulting in an extraordinary gain of $1.6 million offset in part by the write-off of loan issuance costs related to the $7.0 million convertible subordinated note. In the quarter ended September 30, 2001 the $2.3 million promissory note from the repurchase of the subordinated debt was repaid. In addition, during the quarter ended September 30, 2001 we completed a $5.2 million refinancing for LIBOR plus 3.6% due September 2004 with principal and interest payable monthly.

(3)  LIQUIDITY

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

(4) COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

We have guaranteed the indebtedness at September 30, 2001, of certain unconsolidated affiliated partnerships for $15.3 million. With respect to loans totaling $15.3 million, we are the general partner of certain limited partnerships that serve as the sole members of the three borrowing entities formed as limited liability companies. Although a member of a limited liability company is not personally liable for any contract or other obligation of that entity, we delivered limited guaranties in connection with the loans. Due to the limited guaranties, we assumed liability for repayment of the loan indebtedness as a result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants. Also, we guaranteed the borrower's obligation to rebalance the loans upon breach of debt service coverage obligations.

The Company has guaranteed to fund any operating deficits incurred in connection with the operation of five joint venture projects, operating as Limited Liability Companies ("LLC"), up to a maximum amount of $9.0 million. The advances, which are considered capital contributions, are non-interest bearing and will be repaid in accordance with the terms of the operating agreement. These agreements will remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party or the purchase by the Company of the membership interests of the project owner. As of September 30, 2001 operating deficit advances of $1.2 million had been funded since inception in 1998. The Company has declined to purchase two of the joint venture properties therefore, as pursuant to the operating agreements the Company is no longer a manager of the LLCs and our obligation to fund operating deficits for said LLCs will expire in January 2002.

In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements, other than those already accrued.

CONTINGENCIES

We have entered into four long-term leases of assisted living communities ("ALCs"), the acquisition and construction of which have been or are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the ALCs must comply with certain federal income tax requirements. These requirements principally pertain to the maximum income level of a specified portion of the residents. Should we elect to execute additional leases for ALCs to be constructed with bond financing, we anticipate that the same and possibly additional restrictions will be imposed. Failure to satisfy these requirements will constitute an event of default under the leases, thereby permitting the landlord to accelerate their termination. Failure to obtain low-income residents in the sequence and time required could materially affect the lease-up schedule and, therefore, cash flow from such ALCs.

LITIGATION

We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

(5)  RELATED PARTY TRANSACTIONS

On April 24, 2000, the Company entered into a Term Loan Agreement with LFSRI II Assisted Living LLC ("LFSRI"), an affiliate of Prometheus, Assisted Living, LLC ("Prometheus"). As of July 26, 2001, Prometheus beneficially owned approximately 47.8% of the Company's outstanding Common Stock. Pursuant to the Term Loan Agreement, the company may borrow up to $10,000,000 from LFSRI with a maturity date of April 24, 2003. The outstanding amount under the loan bears interest at the annual rate equal to the LIBOR rate for each interest period plus a 10% margin. At September 30, 2001, there was $10,000,000 outstanding. In connection with the Term Loan Agreement, the company issued to LFSRI a warrant to purchase up to 750,000 shares of the Company's Common Stock at a price of $3.00 per share, subject to various adjustments exercisable until April 24, 2005. The Company also amended its stockholder rights agreement to prevent shares that Prometheus may be deemed to beneficially own by reason of LFSRI's rights under the warrant from causing Prometheus to become an "Acquiring Person" and thus causing a triggering event under the rights agreement.

(6)  SALE OF ASSETS

In January 2001, the Company sold its partnership interest in five tax credit apartment partnerships to an unrelated third party. The Company previously signed guarantees requiring the Company to meet certain federal income tax requirements. These requirements principally pertain to the maximum income level of all its residents. Consequently, the Company is still liable for compliance of the community with these requirements for the period of time we operated the facilities.

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

OVERVIEW

ARV Assisted Living, Inc. ("ARV" or the "Company"), a Delaware corporation, originally formed in 1980 as California Retirement Villas and is currently one of the largest operators of licensed assisted living communities ("ALCs") in the United States. We are a fully integrated provider of assisted living accommodations and services that operates, acquires and develops ALCs. We have been involved in the senior housing business for more than 20 years. Our operating objective is to provide high quality, personalized assisted living services to senior residents in a cost-effective manner, while maintaining residents' independence, dignity and quality of life. Our ALCs offer a combination of housing and personalized support services in a non-institutional setting. Our ALCs are designed to respond to the individual needs of elderly residents who require assistance with certain activities of daily living, but who do not require the intensive nursing care provided in a skilled nursing facility.

As of September 30, 2001, we operated a total of 54 ALCs containing 6,542 units, 15 of which are owned by us, 33 that are leased by us and 6 that are managed by us. Owned ALCs ("Owned ALCs") are owned by us directly, or by affiliated limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager and in which we have a majority ownership interest ("Affiliated Partnerships"). Leased ALCs ("Leased ALCs") are operated by us under long-term operating leases for our own account or for Affiliated Partnerships in which we have a majority ownership interest. Managed ALCs are operated by us on behalf of an affiliated partnership (in which we do not have a majority ownership), a joint venture or an unrelated third-party. We believe that this blend of ownership, leasehold and management interest in our ALCs allows us to fund our operations in a balanced, efficient manner.

The Company is the managing general partner of American Retirement Villas Properties III, L.P. ("ARVP III"). On October 4, 2001, C3 Capital, LLC., a California limited liability company ("C3 Capital"), commenced a hostile tender offer, which was later withdrawn, to purchase up to 10,000 limited partnership units of the Partnership at a net cash purchase price of $300 per unit (the "Hostile Offer"), and also filed with the SEC a preliminary consent solicitation pursuant to which C3 Capital seeks to remove the Company as the managing general partner, and elect C3 Capital as the general partner of ARVP III. No definitive consent solicitation has been filed or mailed to ARVP III unit-holders at this time.

In response to the Hostile Offer and the consent solicitation, we, through ARVP Acquisition, L.P., a California limited partnership wholly-owned by us, commenced a tender offer on October 18, 2001 for 10,000 outstanding partnership units of ARVP III for $360 per unit. We amended the tender offer on October 31, 2001 and increased the offer price to $400 per unit from $360 per unit, increased the number of Units we are seeking to purchase from 10,000 units to all outstanding Units, and reduced the minimum number of Units that must be tendered before we are required to purchase any units to 30% of the outstanding Units (the "Amended Offer"). The amendment to our original offer was in response to C3 Capital's withdrawal of its tender offer, and receipt of a highly conditional offer from Vintage Senior Housing, LLC ("Vintage"), an affiliate of C3 Capital, to purchase all of ARVP III's non-cash assets for $19.5 million. Vintage's offer is subject to, among other things, significant due diligence and financing contingencies. In addition, on November 9, 2001 we received a revised offer from Vintage increasing the purchase price for the assets of ARVP III to $20 million. The Company responded to Vintage's offer and its revised offer by asking Vintage to provide specific evidence as to its ability to finance and close the proposed transaction.

Subsequent to September 30, 2001 we were awarded four management contracts, two in Texas totaling 143 units and two in New Mexico totaling 92 units.

Since commencing operation of ALCs for our own account in April 1994, we have focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents while they reside in our communities. As of September 30, 2001, a substantial portion of our business and operations were conducted in California, where 37 of the 54 ALCs we operate are located. We intend to continue to make California the primary focus of our geographic clustering strategy. We are focusing greater attention on enhancing the profitability of our existing core operations and on leasing up new developments at an increased rate. In addition, we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

The following table sets forth a comparison of the three months ended September 30, 2001, and the three months ended September 30, 2000.

           Operating Results Before Extraordinary Item and Income Tax
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                  (In millions)


                                                   FOR THE THREE MONTHS
(DOLLARS IN MILLIONS)                              ENDED SEPTEMBER 30,     INCREASE/
                                                    2001        2000       (DECREASE)
                                                   ------      ------      ---------
Revenue:
  Assisted living community revenue ........      $  35.9     $  33.5         7.1%
  Skilled nursing facility revenue .........          0.5         0.7       (26.6)%
  Management fees from affiliates and others          0.3         0.2        19.8%
                                                  -------     -------       -----
          Total revenue ....................         36.7        34.4         6.5%
                                                  -------     -------       -----
Operating expenses:
  Assisted living community operating
    expense ................................         22.2        21.2         4.9%
  Skilled nursing facility expenses ........          0.7         0.6        11.0%
  Community lease expense ..................          7.8         7.6         1.9%
  General and administrative ...............          2.4         2.7        (9.9)%
  Depreciation and amortization ............          1.9         2.1       (11.9)%
                                                  -------     -------       -----
          Total operating expenses .........         35.0        34.2         2.1%
                                                  -------     -------       -----
Income (loss) from operations ..............          1.7         0.2       762.0%

Other income (expense):
  Interest income ..........................          0.2         0.4       (46.7)%
  Other income (expense) ...................         (0.1)        0.1      (220.3)%
  Interest expense .........................         (2.2)       (2.2)        3.7%
                                                  -------     -------       -----
          Total other income (expense) .....         (2.1)       (1.7)      (23.6)%
                                                  -------     -------       -----
Loss before minority interest in income of
 majority owned entities, and extraordinary
 item.......................................         (0.4)       (1.5)      (73.9)%
Minority  interest  in  income  of  majority
owned entities .............................         (0.3)       (0.1)      743.2%
                                                  -------     -------       -----
          Loss before extraordinary item ...      $  (0.7)    $  (1.6)      (52.4)%
                                                  =======     =======       =====


Total revenue for the three months ended September 30, 2001, increased $2.3 million to $36.7 million from $34.4 million for the three months ended September 30, 2000. This increase was primarily due to an increase in assisted living community revenue as described below.

Assisted living community revenue increased $2.4 million to $35.9 million for the three months ended September 30, 2001, from $33.5 million for the three months ended September 30, 2000.

The increase in assisted living community revenue is attributable to the following:

     - An increase in average rate per occupied unit for ALCs, which we owned and leased in both periods to $2,306 for the 2001 quarter as compared to $2,183 for the 2000 quarter;

     - Higher occupancy rates for the quarters ended September 30, of 87.8% for 2001 compared to 86.7% for 2000; and

     - An increase in assisted living penetration rate for the quarters ended September 30, to 47.0% in 2001 from 46.3% in 2000.

Management fees from affiliates remained relatively constant.

Assisted living community operating expenses increased $1.0 million to $22.2 million for the three months ended September 30, 2001, from $21.2 million for the three months ended September 30, 2000. These increases were due to the following:

     -    increased utility costs;

     - Increase in overtime due to labor shortages and additional personnel needed to support the assisted living operations;

     - Increase in California's minimum wage and cost of living increases in wages and food;

     -    Increase in worker's compensation insurance expense, and

     -    Increase in general liability insurance.

Assisted living community lease expenses increased $0.2 million to $7.8 million for the three months ended September 30, 2001, from $7.6 million for the three months ended September 30, 2000, due to contracted rate increases.

General and administrative expenses decreased $0.3 million to $2.4 million for the three months ended September 30, 2001, from $2.7 million for the three months ended September 30, 2000, primarily as a result of decreased legal and consulting expenses.

Depreciation and amortization expenses decreased $0.2 million to $1.9 million for the three months ended September 30, 2001, from $2.1 million for the three months ended September 30, 2000. The decrease was primarily due to reduced amortization from syndication cost related to the retirement of public debt.

Interest income decreased $0.2 million to $0.2 million at September 30, 2001, from $0.4 million at September 30, 2000, due to the lower interest rates during the three months ended September 30, 2001 offset in part by higher cash and cash equivalent balances.

Interest expense remained relatively constant at $2.2 million for the three months ended September 30, 2001, compared with $2.2 million for the three months ended September 30, 2000.

Other income and expense increased $0.2 million primarily due to the write off of operating deficit loans.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

The following information concerning the operating results of the Company for the nine-month periods ended September 30, 2001, and 2000 is presented in order to provide the reader with additional information concerning the Company's operations.

          Operating Results before Extraordinary Item and Income Taxes
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                  (In millions)

                                                   FOR THE THREE MONTHS
(DOLLARS IN MILLIONS)                              ENDED SEPTEMBER 30,     INCREASE/
                                                    2001        2000       (DECREASE)
                                                   ------      ------      ---------
Revenue:
  Assisted living community revenue..........      $105.5      $102.4        3.0%
  Skilled nursing facility revenue...........         1.7         1.3       32.3%
  Management fees from affiliates and others.         0.8         0.6       34.5%
                                                   ------      ------       ----
          Total revenue......................       108.0       104.3        3.5%
                                                   ------      ------       ----
Operating expenses:
  Assisted living community operating
    expense..................................        65.3        65.8       (0.7)%
  Skilled nursing facility expenses..........         1.9         1.3       38.0%
  Community lease expense....................        23.2        23.9       (3.1)%
  General and administrative.................         7.6         8.4       (8.8)%
  Depreciation and amortization..............         5.9         6.4       (8.1)%
                                                   ------      ------       ----
          Total operating expenses...........       103.9       105.8       (1.9)%
                                                   ------      ------       ----
Income (loss) from operations................         4.1        (1.5)     370.5%
Other income (expense):
  Interest income............................         1.0         1.1      (15.9)%
  Other income (expense).....................        (0.2)       (0.1)      27.6%
  Gain on sale of assets.....................         2.9          --      100.0%
  Interest expense...........................        (6.9)       (6.0)      13.5%
                                                   ------      ------       ----
          Total other income (expense).......        (3.2)       (5.0)     (37.0)%
                                                   ------      ------       ----
Income (loss) before minority interest in
 income of majority owned entities, and
 extraordinary item..........................         0.9        (6.5)     114.6%
Minority interest in income of majority
  owned entities.............................        (0.7)       (0.1)    (490.1)%
                                                   ------      ------      -----
          Income (loss) before extraordinary
            item.............................      $  0.2      $(6.6)      102.6%
                                                   ======      ======      =====


Total revenue for the nine months ended September 30, 2001, increased $3.7 million to $108.0 million from $104.3 million for the nine months ended September 30, 2000.

Assisted living community revenue increased $3.1 million to $105.5 million for the nine months ended September 30, 2001, from $102.4 million for the three months ended September 30, 2000.

The increase in assisted living community revenue is attributable to the following:

     - Increases in the average rate per occupied unit to $2,249 for the nine months ended September 30, 2001, from $2,149 for the nine months ended September 30, 2000;

     -    Higher occupancy rates of 88.1% for 2001 compared to 85.7% for 2000;
          and

     - An increase in assisted living penetration rate to 47.0% in 2001 from 46.3% in 2000, offset by;

     - The sales of three ALCs in April 2000 which were determined to be non-strategic.

Community expenses decreased $0.6 million to $90.4 million for the nine months ended September 30, 2001, from $91.0 million for the nine months ended September 30, 2000. Of these decreases, $0.5 million related to ALC operating expense, $0.7 million lease expense partially offset by an increase of $0.6 million for the skilled nursing facility. The various categories of expense decreases are as follows:

     -    The sale of three non-strategic communities in April 2000, offset by;

     - Increase in California's minimum wage and cost of living increases in wages and food;

     -    Increases in utilities and general liability insurance; and

     - The increase in skilled nursing facility expense is primarily due to the increase in payroll due to required staffing levels.

General and administrative expenses decreased $0.8 million due to:

     -    Continuing efforts to reduce staff at our corporate office; and

     - Reduction in legal expenses, recruiting, severance and consulting costs.

Depreciation and amortization expenses decreased $0.5 million due to the sale of three ALCs in April 2000 and reduced amortization of syndication costs due to the retirement of public debt.

Interest income decreased $0.1 million to $1.0 million for the nine months ended September 30, 2001, from $1.1 million for the nine months ended September 30, 2000. The decrease was due to the lower interest rates during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 offset in part by higher cash and cash equivalent balances.

Gain on sale of assets of $2.9 million was the result of the sale of our interest in five tax credit apartment partnerships that we had previously anticipated selling at a loss.

Interest expense increased $0.9 million to $6.9 million for the nine months ended September 30, 2001, compared with $6.0 million for the nine months ended September 30, 2000, due to refinancing of owned communities offset somewhat by the retirement of a portion of the 6-3/4%, convertible subordinated notes. Interest expense consisted primarily of interest incurred on our remaining 6-3/4%, convertible subordinated notes due 2006, the loans from Lazard Freres as well as mortgage interest on owned ALCs.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $15.8 million and $16.8 million at September 30, 2001, and December 31, 2000, respectively. The decrease was due primarily to cash used to retire our 6-3/4%, convertible subordinated notes due 2006 during the second quarter of 2001 partially off-set by net cash provided by operating activities.

Working capital at September 30, 2001, was a negative $1.3 million due to the reclassification to current liabilities of three mortgage loans on owned ALCs. Two of the loans for $3.9 million are due January 2002 for which we have received loan commitments for 35-year loans which we anticipate closing prior to December 31, 2001. The third mortgage loan is due in August 2002 and is also in the process of being refinanced.

Cash provided by operating activities was $4.4 million for the nine months ended September 30, 2001, compared to $1.3 million used for the nine-month period ended September 30, 2000. The primary components of cash provided by operating activities for the nine months ended September 30, 2001, were:

     - Income before extraordinary items for the nine months ended September 30, 2001, of $0.2 million;

     -    Non-cash charges of $5.9 million for depreciation and amortization;

     - Minority interest in income of majority owned entities, of $0.8 million;

     -    Net change in assets and liabilities of $0.3 million, offset by;

     - Gain on sale of assets of $2.9 million for the sale of the tax credit apartments,

Cash used in investing activities was $0.4 million for the nine months ended September 30, 2001, compared to net cash used in investing activities of $2.6 million for the nine months ended September 30, 2000. The primary components of cash used in investing activities for the nine months ended September 30, 2001, were:

     -    $0.7 million for the sale of property deemed non-strategic; and

     - $2.9 million for the proceeds from the sale of our partnership interest in five senior apartments;

     -    $0.5 million decrease in security deposits, offset by;

     -    $4.5 million used for purchases of property, furniture and equipment.

Net cash used by financing activities was $5.0 million for the nine months ended September 30, 2001, compared to net cash provided in financing activities of $2.3 million for the nine months ended September 30, 2000. The primary components of cash provided by financing activities for the nine months ended September 30, 2001, were:

     -    $10.3 million for repayments of notes payable;

     -    $5.3 million for repayment of subordinated debt;

     -    $2.9 million for repayment of partnership obligations;

     -    $2.3 million for distributions to minority partners;

     -    $0.2 for expenses associated with loans; and

     - $0.4 million for payment of loan fees on refinancings and new debt, offset by;

     -    Debt proceeds of $16.4 million for the refinancing of owned ALCs.

The various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At September 30, 2001, we were in compliance with all covenants.

In our fiscal year ended December 31, 1999, we began retiring portions of our 6-3/4% convertible subordinated debt from time to time. During 1999, we issued a total of 799,566 shares of our common stock and paid a total of $1.0 million to some of our bondholders in exchange for a total of $9.2 million principal amount of the subordinated notes due 2006 that were held by those bondholders. These transactions resulted in an extraordinary gain of $6.8 million net of tax for the fiscal year ended December 31, 1999. During 2000, we issued a total of 781,025 shares of our common stock and paid a total of $9.6 million to additional bondholders in exchange for a total of $33.0 million in principal amount of the subordinated notes held by those bondholders. These transactions resulted in an extraordinary gain of $20.6 million net of tax and costs for the year ended December 31, 2000. In the nine months ended September 30, 2001, we retired an additional $7.0 million of the subordinated notes held by bondholders. This generated an extraordinary gain of $1.6 million net of tax and costs. Through these transactions, we have retired a total of $49.2 million of our public debt resulting in extraordinary gains of $29.0 million to date.

In 2000 we obtained a $10.0 million unsecured revolving line of credit with our major shareholder Lazard Freres to be used for retirement of the subordinated 6-3/4% public debt. At September 30, 2001, we had $10.0 million outstanding on the line of credit at LIBOR plus 10% interest payable monthly.

The Company has guaranteed to fund any operating deficits incurred in connection with the operation of five joint venture projects, operating as Limited Liability Companies ("LLC"), up to a maximum amount of $9.0 million. The advances, which are considered capital contributions, are non-interest bearing and will be repaid in accordance with the terms of the operating agreement. These agreements will remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party or the purchase by the Company of the membership interests of the project owner. As of September 30, 2001 operating deficit advances of $1.2 million had been funded since inception in 1998. The Company has declined to purchase two of the joint venture properties therefore, as pursuant to the operating agreements the Company is no longer a manager of the LLCs and our obligation to fund operating deficits for said LLCs will expire in January 2002.

We believe that our existing liquidity, our ability to sell ALCs and land sites which do not meet our financial objectives or geographic clustering strategy and our ability to refinance certain owned ALCs and investments will provide us with adequate resources to meet our current operating and investing needs. We do not currently generate sufficient cash from operations to fund recurring working capital and capital expenditure requirements. We may be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our strategy, including the rehabilitation of ALCs as well as other capital expenditures. We anticipate that we will be able to obtain the additional financing; however, we cannot assure you that we will be able to obtain financing on favorable terms.

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

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 141 did not have an impact on the Company's financial position, results of operations, or cash flows. The provisions of SFAS 142 eliminate the amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value-based test. The Company is required to adopt SFAS 142 on January 1, 2002. Management has not determined the impact the elimination of goodwill amortization or the other provisions of the statement will have on the Company's financial position, results of operations, or cash flows. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company is required to adopt SFAS 143 on January 1, 2002. Management believes the adoption of SFAS 143 will not have a material effect on the Company's financial position, results of operations, or cash flows. On October 3, 2001 the FASB issued SFAS 144 "Accounting for the Impairment and Disposal of Long Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of". However SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and management of long-lived assets to be disposed of by sale. The Company is required to adopt SFAS 144 on January 1, 2002. Management has not determined the impact SFAS 144 will have on the Company's financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of September 30, 2001. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures herein.

For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed-rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $350,000.

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

                                         EXPECTED MATURITY DATE -- SEPTEMBER 30,
                                                                                                     FAIR
                          2002      2003       2004      2005    2006     THEREAFTER    TOTAL        VALUE
                         ------    -------    ------     ----   ------    ----------   -------      -------
                                                     (DOLLARS IN THOUSANDS)
Fixed rate debt          $4,302       $412      $447     $485   $9,779      $48,673     $64,098     $64,098
Average interest rate      8.04%      8.01%     7.94%    7.87%    7.97%        7.97%

Variable rate debt       $8,042    $22,211    $5,064      $--      $--          $--     $35,317     $35,317
Average interest rate      7.59%      7.71%     6.24%


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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

 2.2 Schedule 14D-9 filed on October 18, 2001 by American Retirement Villas Properties III, L.P.

 2.3 Schedule 14D-9 amendment number one filed on October 31, 2001 by American Retirement Villas Properties III, L.P.

 2.4 ARVP Acquisition, L.P. filed Schedule TO on October 18, 2001 an offer to purchase for cash up to 10,000 of the outstanding limited partnership units.

 3.3      ARVP Acquisition, L.P.'s certificate of limited partnership.



(b) REPORTS ON FORM 8-K

No Form 8-Ks were filed during the quarter ended September 30, 2001.


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

                                        ARV ASSISTED LIVING, INC.


                                        By: /s/ Douglas M. Pasquale
                                            ------------------------------------
                                        Douglas M. Pasquale
                                        Chief Executive Officer
                                        (Duly authorized officer)

                                        Date: November 14, 2001




                                        By: /s/ Abdo H. Khoury
                                            ------------------------------------
                                        Abdo H. Khoury
                                        President and Chief Financial Officer
                                        (Duly authorized officer)
                                        Date: November 14, 2001

                                 EXHIBIT INDEX


Exhibit
 Number       Description
-------       -----------
  2.2         Schedule 14D-9 filed on October 18, 2001 by American Retirement
              Villas Properties III, L.P.

  2.3 Schedule 14D-9 amendment number one filed on October 31, 2001 by American Retirement Villas Properties III, L.P.

  2.4 ARVP Acquisition, L.P. filed Schedule TO on October 18, 2001 an offer to purchase for cash up to 10,000 of the outstanding limited partnership units.

  3.3         ARVP Acquisition, L.P.'s certificate of limited partnership.