Form 10-K405
period 2001-12-31
ARV ASSISTED LIVING INC
filed 2002-04-01
CIK 949322

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

                               -------------------


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
        TITLE OF CLASS                             ON WHICH REGISTERED
        --------------                             -------------------
 COMMON STOCK, $0.01 PAR VALUE                   AMERICAN STOCK EXCHANGE

                                ----------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

    As of March 22, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $16,562,261 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of March 22, 2002 was 17,459,689.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

================================================================================

                            ARV ASSISTED LIVING, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                                                                       PAGE
                                                                                                                       ----
                                                          PART I

Item 1:        Business............................................................................................      1
Item 2:        Properties..........................................................................................     15
Item 3:        Legal Proceedings...................................................................................     17
Item 4:        Submission of Matters to a Vote of Security Holders.................................................     17

                                                          PART II

Item 5:        Market for the Registrant's Common Equity and Related Shareholder Matters ..........................     18
Item 6:        Selected Financial Data.............................................................................     19
Item 7:        Management's Discussion and Analysis of Financial Condition and Results of Operations ..............     20
Item 7A:       Quantitative and Qualitative Disclosures About Market Risk..........................................     30
Item 8:        Financial Statements and Supplementary Data.........................................................     31
Item 9:        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...............     31

                                                         PART III

Item 10:       Directors and Executive Officers of the Registrant..................................................     31
Item 11:       Executive Compensation..............................................................................     31
Item 12:       Security Ownership of Certain Beneficial Owners and Management .....................................     31
Item 13:       Certain Relationships and Related Transactions......................................................     31

                                                          PART IV

Item 14        Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................................     31

                                     PART I

ITEM 1. BUSINESS

GENERAL

     ARV Assisted Living, Inc. ("ARV" or the "Company"), originally incorporated in California in 1980 and subsequently merged into a Delaware corporation in 1998, is one of the largest operators of licensed assisted living communities ("ALCs") in the United States. We are a fully integrated provider of assisted living accommodations and services that operates, acquires and develops ALCs. We have been involved in the senior housing business for more than 20 years. Our operating objective is to provide high quality, personalized assisted living services to senior residents in a cost-effective manner, while maintaining residents' independence, dignity and quality of life. Our ALCs offer a combination of housing, personalized support services and healthcare in a non-institutional setting. Our ALCs are designed to respond to the individual needs of elderly residents who require assistance with certain activities of daily living, but who do not require the intensive nursing care provided in a skilled nursing facility.

    In December 2001, as part of a response to a hostile tender offer for outstanding units of American Retirement Villas Properties III, L.P., ("ARVP III") one of the partnerships for which we are the managing general partner, we acquired an additional 51.8% of the outstanding partnership units of ARVP III. With this acquisition of ARVP III, two ALCs were added to our portfolio of owned ALCs bringing our total number of owned ALCs to 17.

    In 1999 we embarked on a strategy to focus our business efforts in the western United States. To this end we have divested ourselves of many properties outside the western United States and have put certain other of our non-core properties up for sale. We do not have current plans to expand our operations. At December 31, 2001, we operated 58 ALCs containing 6,774 units, all of which were located in the United States. We currently have no ALCs under construction.

    We operate a total of 58 ALCs, 17 of which are owned by us, 33 which are leased by us and 8 which are managed by us. Owned ALCs ("Owned ALCs") are owned by us directly, or by affiliated limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager and in which we have majority ownership interest ("Affiliated Partnerships"). Leased ALCs ("Leased ALCs") are operated by us under long-term operating leases for our own account or for Affiliated Partnerships in which we have a majority ownership interest. Managed ALCs are operated by us on behalf of an affiliated partnership (in which we did not acquire majority ownership until December 2001, pursuant to a tender offer), joint ventures in which we do have majority ownership but not control or an unrelated third-party. We believe that this blend of ownership, leasehold and management interest in our ALCs allows us to fund our operations in a balanced, efficient manner.

    We have financed our capital expenditures and operations through leasehold and mortgage financing with healthcare real estate investment trusts ("REITs"), private companies, commercial banks and a convertible subordinated debt issuance. In order to implement our refocusing strategy, we planned to dispose of those ALCs that did not meet our financial objectives or that did not lie within our primary geographic focus, the western United States. To this end, in December 1999, we commenced efforts to sell or transfer certain non-core assets and reclassified the assets to property held for sale. Due to market conditions no buyer could be found for the nine ALCs held for sale at December 31, 2000 and in June of 2001, the Company decided to retain these ALCs. The remaining land site in properties held for sale at December 31, 2001 is currently in escrow.

    We however, intend to continue our focus on "private-pay" residents who pay for our services from their own funds or through private insurance. Currently, approximately 97% of our residents are private-pay, while the remaining 3% of the residents participate in the Supplemental Security Income ("SSI") program. Certain states have enacted legislation enabling ALCs to receive Medicaid funding similar to funding generally provided to skilled nursing facilities.

    Our ALCs provide residents with accommodations, basic care services and assisted living services. Our resident's average age is 85.1 years and he/she often require assistance with certain basic activities of daily living. We provide our residents with private or semi-private housing accomodations, meals in a restaurant-style setting, housekeeping, linen and laundry services, activities programs, utilities, and transportation in a van or minibus. For an additional cost, we also provide assisted living services to residents who require help with other activities of daily living, such as bathing, grooming, dressing, personal hygiene, medication management and escort services to meals and activities.

    Most ALCs offer a Wellness Program that arranges for professional care providers to deliver certain healthcare services to our residents that our ALCs are not licensed or equipped to provide.

THE ASSISTED LIVING MARKET

    Assisted Living. Assisted living is a stage in the elder care continuum, midway between home-based care for independent and lower acuity residents and the more acute level of care provided by skilled nursing facilities and acute care hospitals. Assisted living represents a combination of housing, personalized support services, and healthcare designed to respond to the individual needs of the members of the senior population who need help with activities of daily living, but do not need the medical care provided in a skilled nursing facility.

    We believe our assisted living business benefits from significant trends affecting the long-term care industry. One such trend is the increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of our residents falling within the fastest growing segment of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living and are not able to continue to age in place at home. A second trend is the effort to contain healthcare costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement to patients in acute care hospitals and skilled nursing facilities. Assisted living offers a cost-effective, long-term care alternative while preserving a more independent lifestyle for seniors who do not need the broader array of medical services that acute care hospitals and skilled nursing facilities are equipped to provide. For the year ended December 31, 2001, monthly revenue generated by our ALCs averaged $2,259 per occupied unit, compared with $2,145 per occupied unit for the year ended December 31, 2000. Other trends include increases in the financial net worth of the elderly population, the number of individuals living alone, and the number of women who work outside the home who are less able to care for their elderly relatives. We believe these trends will result in a growing demand for assisted living services and communities.

    Aging Population. The primary consumers of long-term healthcare services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to U.S. Bureau of the Census data as of January 2000, the segment of the population over 65 years of age is 13% of the total population, or 35 million people. That number is projected to grow to 20% of the total population, or 70 million people, by the year 2030. Additionally, according to U.S. Bureau of the Census data, the number of people aged 85 and older, which comprises the largest percentage of residents at long-term care facilities, is currently 4.4 million and is projected to increase to 8.9 million by the year 2030.

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

    Cost Containment Pressures of Health Reform. In response to rapidly rising healthcare costs, both government and private pay sources have adopted cost containment measures that encourage reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in healthcare costs under Medicare by limiting acute care hospital and skilled nursing facility reimbursement to pre-established fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges. Managed care organizations, such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"), are reducing hospitalization costs by negotiating discounted rates for hospital services and by monitoring and decreasing hospitalization. We anticipate that both HMOs and PPOs increasingly may direct patients away from higher cost nursing care facilities into less expensive ALCs.

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

OUR ASSISTED LIVING SERVICES

    We provide services and care which are designed to meet the individual needs of our residents. The services provided are designed to enhance both the physical and mental well being of seniors in each of our ALCs by promoting their independence and dignity in a home-like setting. Our assisted living program includes the following:

    o Personalized Care Plan. The focus of our strategy is to meet the specific needs of each resident. We customize our services beginning with the admissions process, at which time the ALC's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a "personalized" care plan. If recommended by the resident's physician, additional healthcare or medical services may be provided at the community by a third-party home healthcare agency or other medical provider. The care plan is reviewed and modified on a regular basis.

    o Basic Service and Care Package. The basic service and care package at our ALCs generally includes:

        o   meals in a restaurant-style, "home-like" setting;

        o   housekeeping;

        o   linen and laundry service;

        o   social and recreational programs;

        o   utilities; and

        o   transportation in a van or minibus.

    Other care services can be provided under the basic package based upon the individual's personalized healthcare plan. Our policy is to charge base rents that are competitive with similar ALCs in the local market. While the amount of the fee for the basic service package varies from community to community, the average basic monthly rental rate per unit was approximately $1,904 per month as of December 31, 2001, compared with an average of $1,811 as of December 31, 2000.

    o Additional Services. Our assisted living services program offers levels of care in addition to the services offered in the basic package. The level of care a resident receives is determined through an assessment of a resident's physical and mental health. The assessment is conducted by the community's assisted living director, with input from other staff members. The six-tiered level of care rate structure is based on a point system. We assign points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks. The point scale and pricing are part of the admissions agreement between the community, the resident and the resident's family. The community performs reassessments after the initial 30 days and periodically throughout the resident's stay to ensure that the level of care we provide corresponds to changes in a resident's condition. The types of services included in the assessment point calculation are:

    o   Medication management

    o   Assistance with dressing and grooming

    o   Assistance with showering

    o   Assistance with continence

    o   Escort services

    o Status checks related to a recent hospitalization, illness, history of falls or injuries

    o   Help with psychosocial needs, such as memory deficit disorder

    o   Special nutritional needs and assistance with eating

    In addition to the above services, we provide other levels of assistance to residents at selected ALCs in order to meet individual needs, such as assistance with diabetic care and monitoring, catheter, colostomy and ileosotomy care, minor wound care needs and light to moderate transferring needs. Some of our ALCs also operate memory loss units for residents with Alzheimer's disease and related dementia. These units provide the attention and services required by cognitively impaired residents to maintain a high quality of life in a secure environment. Specially trained staff provide personalized care, specialized activity programs and oversee medication regimens.

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

    The average monthly revenue per occupied unit for both the basic service package and the assisted living services increased to $2,259 from $2,145 for the year ended December 31, 2001 and 2000, respectively. There can be no assurance that any ALC will be substantially occupied at assumed rates at any time. In addition, we may only be able to lease up our ALCs to full occupancy at rates below our set rates due to limitations imposed on rates by local market conditions or other factors. Even if we achieve substantial occupancy at our set rates, our set rates may not allow for our projected cost recovery and profit if operating expenses increase. In addition, in order to increase our set rates, we must provide advance notice of rate increases, generally at least 30 days. Because of this advance notice requirement, we are not able to reflect cost increases in our set rates until at least several months after such cost increases occur.

    Wellness Program. We have implemented a Wellness Program for residents of our communities designed to identify and respond to changes in a resident's health or condition. Together with the resident and the resident's family and physician, as appropriate, we design a solution to fit that resident's particular needs. We monitor the physical and mental well being of our residents, usually at meals and other activities, and informally as the staff performs services around the facility. Through the Wellness Program we work with:

    o home healthcare agencies to provide services the community cannot provide;

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

GROWTH STRATEGIES

    Overview. In order to grow earnings and achieve profitability we have devised a strategy to increase our focus on the operations of our current ALCs and reduce the level of development and acquisition activity we historically pursued. To strengthen the operations of our ALCs, we will focus on improving margins by increasing occupancy rates, raising or maintaining pricing structures to ensure that our rates are competitive with comparable facilities in our local markets, and expanding the level and depth of our assisted living services. Although we have currently halted the development and construction of new communities, we will continue efforts to cluster our portfolio of ALCs within certain geographic areas through the acquisition or divestiture of selected assets. By concentrating on a clustering strategy we expect to increase the efficiency of our management and marketing resources and to achieve broader economies of scale.

    Our strategy is to target areas where there is a need for ALCs based on demographics and market studies. In addition to acquiring ALCs through direct ownership and the use of long-term leases, we may also divest our ALCs that do not expand or enhance one of our clusters or do not meet our financial objectives. In 1999, we sold five ALCs that were outside of the Western United States. During 2000, we completed the sale of three of our ALCs that were outside of the western United States. As of December 31, 2001, a substantial portion of our business and operations were conducted in California, where 37 of the 58 ALCs we operate are located. We have no operations or customers in foreign countries.

    The market value of our properties and the income generated from ALCs we own, manage or lease could be negatively affected by changes in local and regional economic conditions and by acts of nature. A worsening of local economic conditions could have a negative effect on our business.

    Development. Due to market conditions, the development of new ALCs has been curtailed during 2001. We do not expect to develop any new facilities in the foreseeable future.

    In 1998, we entered into several joint venture arrangements operating as limited liability companies ("LLCs") designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of two existing ALCs acquired in 1998 in the Hillsdale Transaction and to construct three new communities on land sites we owned. Participants in the joint ventures with us include a third-party investor and a third-party developer. The LLCs have contracted with the developer to provide development services to perform the renovation and construction. We account for our investment in the joint ventures using the equity method and losses incurred by the LLCs will be allocated disproportionately to the joint venture partners based upon their assumption of risk. In 2000 and 2001, certain joint venture partner's capital was reduced to zero, consequently, the losses from the joint venture were allocated to us based upon our capital or percentage interest. The Company has agreed to fund any operating deficits incurred in connection with the operation of these joint venture projects operating as limited liability companies ("LLC"), up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLC, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. These agreements will remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the venture partners. Our current funding of operating deficits since inception in 1998 is $1.5 million. We have an option to purchase the joint venture's interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed rate of return on the joint ventures' capital contribution. In December 2000, we determined that the value of our investment in the LLCs was impaired based upon projected cash flow, and wrote down the investment to estimated fair-market value. In 2001 we declined the option to purchase two of the LLCs that had reached stabilization and in accordance with the LLCs' operating agreement we no longer serve as a manager of the two LLCs and we no longer manage one of the LLCs that is outside our geographic clustering strategy.

    We do not plan to develop new ALCs during 2002. In 2000, we completed three development projects that were in progress at December 31, 1999.

    Cost Containment To contain costs and maximize operating efficiency, we employ an integrated structure of management and financial systems and controls. We utilize centralized accounting systems and computer systems that link each community with our executive offices to provide management with on-lone revenue and expense information regarding its residential communities. We provide an on-line analysis capability for resident billing, occupancy, marketing and statistical information.

    We have recruited experienced key employees from several established operators in the long-term-care services field and believe that we have assembled the administrative, operational and financial personnel that will enable us to manage our growth and operating strategies effectively. We also recruit individuals with strong backgrounds for our regional director positions. In addition we have developed internal procedures and policies that we believe are necessary for effective operation and management of our ALCs. Day to day community operations are supervised by an on-site executive director who, in certain jurisdictions, must satisfy certain licensing requirements.

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

    Our sources for prospective acquisitions range from Affiliated Partnerships to management contracts with potential ALC sellers, to our local and regional personnel who monitor the assisted living market in their area. In 2001, we acquired two ALCs that we had managed since 1989. This acquisition was accomplished by means of the purchase of 51.8% of the outstanding partnership units in ARVP III pursuant to a tender offer. In certain cases we may also target additional third-party management contracts. In the fourth quarter of 2001, we signed a management contract for four ALCs. However, we do not intend to continue our past growth rate and may not expand at all in the future.

    Historically, we have financed many of our acquisitions using equity and debt and through direct long-term operating lease transactions with institutional investors such as healthcare REITs, and may continue to do so in the future. In long-term operating lease transactions, we typically arrange the sale of the prospective assisted living community to a REIT or other institutional investor while concurrently entering into a long-term operating lease for the facility. Our initial investment is generally limited to a security deposit that is typically provided through cash or standby letters of credit collateralized by cash. Thereafter, we are obligated to make certain rental payments (which may include an additional amount related to revenue of the community) for the term of the lease. While we have financed a portion of our direct ownership of ALCs with secured debt from lending institutions, we do not have any participation or sponsorship interest in these entities. While we make our best estimates in projecting lease-up costs and expenses as well as the achievement of rent stabilization, our failure to generate sufficient revenue could result in an inability to meet minimum rent obligations under our long-term operating leases.

    Increase in Sales of Additional Assisted Living Services. We believe that many custodial services provided in skilled nursing facilities are available in our ALCs at approximately two-thirds of the cost. We believe that this differential will enable us to attract additional residents. By increasing the use of these services by our residents, we believe residents will be able to age in place at our ALCs over a longer period of time, and not have to transfer to more expensive skilled nursing facilities until absolutely necessary.

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

EMPLOYEES

    At February 28, 2002 we had approximately 3,130 employees. None of our employees are members of unions and the Company continues to enjoy good relations with its employees.

CAPITAL REQUIREMENTS

    Our operating leases require the tender of security deposits. At December 31, 2001, the amount of security deposits was $9.4 million either in cash or letters of credit supported by cash. These deposits are classified as non-current assets in our consolidated balance sheet as of December 31, 2001 and 2000.

    In 2001, we refinanced the mortgage debt of five of our ALCs that are held by majority-owned partnerships in order to:

    o   pay off existing debt that matured in 2001 and 2002; and

    o   borrow against the increased value of these properties.

    In 2000, we refinanced four of our ALCs that are held by majority-owned partnerships to:

    o   pay off existing debt that matured in 2001; and

    o   borrow against the increased value of these properties.

    The principal repayment of the refinanced debt is based upon a 35 year amortization schedule with fixed interest rates ranging from 7.25%-8.53%, including the payment of a mortgage insurance premium of 0.5%.

     In January, 2001 we restructured 16 ALC leases into two lease pools of 8 ALCs each. In each restructured pool, the lease termination date was extended through fiscal 2021. As part of the restructure, we are allowed to finance the additional rent expense of up to $1.0 million during 2001, $1.0 million in 2002, $1.5 million in 2003, $1.0 million in 2004 and $0.5 million in 2005, converting this into a note payable with a due date of December 31, 2010 at a fixed interest rate of 7%. Interest only payments are required monthly with principal payments beginning in 2006 at $1.0 million per year. We also incurred a restructuring fee of $4.5 million payable at $1.5 million for each of the first three years. The restructured lease agreements provide for reimbursement to us from the landlord of capital improvement expenditures up to $3.0 million.

    The Company's various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At December 31, 2001, we were in compliance with all such covenants.

    In 1999, we began retiring portions of our 6 3/4% convertible subordinated debt. During 1999, we issued a total of 799,566 shares of our common stock and paid a total of $1.0 million to certain of our bondholders in exchange for a total of $9.2 million principal amount of the subordinated notes due 2006 that were held by those bondholders. These transactions resulted in an extraordinary gain of $7.0 million net of tax for the fiscal year ended December 31, 1999. During 2000, we issued a total of 781,025 shares of our common stock and paid a total of $9.6 million to additional bondholders in exchange for a total of $33.0 million in principal amount of the subordinated notes held by those bondholders which yielded an extraordinary gain of $20.6 million net of tax and costs. In 2001 we paid a total of $5.7 million to certain of our bondholders in exchange for a total of $8.0 million principal amount of the subordinated notes. The transactions for the year ended December 31, 2001, resulted in an extraordinary gain of $2.1 million net of tax and costs. Out of $57.5 million we have retired a total of $50.2 million of our public debt resulting in extraordinary gains of $29.5 million to date net of tax and costs.

    We obtained a $10.0 million unsecured revolving line of credit from our major shareholder Lazard Freres, through its affiliates, to be used for retirement of the subordinated 6 3/4% public debt. At December 31, 2001, we had $10.0 million outstanding on the line of credit at LIBOR plus 10% interest payable monthly.

    Pursuant to the terms of an Operating Deficit Payment Agreement, the Company has agreed to fund any operating deficits incurred in connection with the operation of five joint venture projects operating as limited liability companies ("LLC"), up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties subject to the $9.0 million cap. The advances, which are considered capital contributions to the LLC, are non-interest bearing and are to be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. This agreement is to remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. As of December 31, 2001, operating deficit advances of $1.5 million had been funded since inception in 1998. We declined to purchase two of the joint venture properties and in accordance with the operating agreement we were terminated as the manager of those LLCs. In addition we are no longer managing one of the properties that is outside our geographic clustering strategy.

    We believe that our existing liquidity, our ability to sell ALCs and land sites which do not meet our financial objectives or geographic clustering strategy, and our ability to refinance certain owned ALCs and investments will provide us with adequate resources to meet our current operating and investing needs. Historically we have not generated sufficient cash from operations to fund recurring working capital and capital expenditure requirements. We may be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our strategy, including the rehabilitation of ALCs as well as other capital expenditures. We anticipate that we will be able to obtain the additional financing; however, we cannot assure that we will be able to obtain financing on favorable terms.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

    Our business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We have made forward-looking statements in this report concerning, among other things, the impact of future acquisitions and developments, if any, and the level of future capital expenditures. These statements are only predictions; however, actual events or results may differ materially as a result of risks we face. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, we caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained here to reflect future events or developments.

    Certain risks are inherent in the operation of ALCs. These risks include, but are not limited to:

    o   our history of losses;

    o   our ability to access capital necessary for operations and acquisitions;

    o our ability to sustain and manage growth and to successfully integrate new ALCs into our portfolio;

    o   competition;

    o   our ability to meet our indebtedness, lease and other obligations;

    o   our liabilities as a general partner of Affiliated Partnerships;

    o our liability as a member of the joint venture LLCs where we are required to fund operating deficits;

    o   dependence on reimbursement from third-party payers;

    o   governmental regulation; and

    o   risks common to the assisted living industry.

HISTORY OF LOSSES

    For the years ended December 31, 2001, 2000, and 1999, we had losses before extraordinary gains of approximately $1.1 million, $14.1 million, and $33.4 million, respectively. At December 31, 2001, our accumulated deficit was approximately $97.7 million.

    Our loss before extraordinary gains for the year ended December 31, 2001 primarily resulted from:

    o   income from ALC operations which was more than offset by

    o   net interest expense; and

    o   equity in losses in partnerships; offset in part by

    o   gain on sale of properties and partnership interests.

    Our loss before extraordinary gain for the year ended December 31, 2000 primarily resulted from:

    o   impairment losses on joint venture LLCs;

    o   interest expense; and

    o   loss from operations.


    Our loss before extraordinary gain for the year ended December 31, 1999 primarily resulted from:

    o   start-up losses on newly-developed ALCs;

    o   the impairment losses on ALCs  held for sale;

    o   interest expense;

    o   litigation judgment expenses and settlement of a lawsuit; and

    o   legal expenses for and settlement of a lawsuit.


    We cannot provide assurance that the risks associated with operating our ALCs can be managed to reduce or eliminate start-up losses, equity loss in partnerships or that other similar costs and expenses or losses will not occur in the future. See "--Indebtedness, Lease and Other Obligations," "--General Partner Liability and Status," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DEPENDENCE ON THE AVAILABILITY OF ADEQUATE CAPITAL

    We depend heavily on our ability to obtain adequate capital to fund our operations. Our estimated capital expenditure needs over the next 12 months are $6.6 million, which we expect to fund from operations. As of December 31, 2001 we had $13.2 million in cash and cash equivalents and working capital of $1.2 million. This means we have cash and cash equivalents to meet our estimated capital needs for operations for the next 12 months. If, however our operating costs exceed our projections, we may have to obtain significant additional financing. There is no assurance that we will be able to obtain the financing on a timely basis, if at all. If we are unable to obtain the required financing on a timely basis we may not be able to execute our business plan.

MANAGEMENT OF GROWTH

    Management of Growth. We have slowed our pace of acquisitions and development during the last three years. We have recently acquired two ALCs through the ARVP III acquisition that occurred in December 2001. However, these ALCs were previously managed by us. In addition, we have entered into five new management contracts. See "-- Risks Common to our Assisted Living Operations." Our failure to effectively manage our growth could have a material adverse effect on operating results.

    External Growth. We may in the future enter into agreements to acquire properties for development and for the acquisition of existing ALCs that are subject to certain conditions. There can be no assurance that one or more of such acquisitions will be completed, that we will be able to find additional suitable properties and ALCs, or that we can obtain financing to continue to acquire or develop ALCs and property on which to build them. We expect to experience a slowdown in growth through acquisitions of ALCs due to shortages of suitable ALCs available at attractive prices and due to limitations on obtaining financing.

COMPETITION

    The Company operates in over 40 separate markets. Competition to increase or maintain high occupancies is significant with numerous other companies representing national, regional, and local fragmented ownership. No one competitor tends to have a dominant market share within our niche. The Company for the most part has created a market niche based on mid-range pricing and competes on quality of service, services offered, reputation, location, and market longevity. However, in select markets the Company enjoys market dominance due to multiple locations in a single market. We are continuing to grow within these competitive markets by providing excellent value in residential amenities, staff hospitality, and personal care services.

    The healthcare industry is highly competitive and we expect that the assisted living business, in particular, will become more competitive in the future. Currently competition includes, family members providing care at home; numerous local, regional and national providers of retirement, assisted living and long-term care whose facilities and services range from home-based healthcare to skilled nursing facilities; and acute care hospitals. In addition, we believe that as assisted living receives increased attention among the public and insurance companies, new competitors focused on assisted living will enter the market, including hospitality companies expanding into the market. Some of our competitors operate on a not-for-profit basis or as charitable organizations, while others have, or are capable of obtaining, greater financial resources than those available to us.

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

SALES AND MARKETING

    The Company's marketing strategy focuses on enhancing the reputation of the Company's communities and creating awareness of the Company and its services among potential referral sources. The Company emphasizes outreach by developing relationships and creating awareness among referral sources. Referral sources include hospital discharge planners, physician offices, skilled nursing facilities, home healthcare providers and the clergy. We focus on our satisfied residents and family members who represent a key number of referrals and our respite program which provides individuals with the opportunity to experience our services on a trial or short term basis. Each regional cluster generally has at least one sales and marketing specialist and in each ALC one sales and marketing director is responsible for implementing sales and marketing programs. In addition to the direct contacts with referral services we market our services, through newspapers, direct mail and through internet based referral organizations.

INDEBTEDNESS, LEASE AND OTHER OBLIGATIONS

    We have financed, and may continue to finance, the acquisition of ALCs through a combination of loans, leases and other obligations. As of December 31, 2001, we had an outstanding consolidated indebtedness of $112.3 million, including $7.3 million of our 2006 Convertible Notes, whose holders have the right to convert such notes into our common stock at any time on or before the notes mature. As a result, we will devote a portion of our cash flow to debt service. There is a risk that we will not be able to refinance our maturing note obligations on terms favorable to us, or that we will not be able to generate sufficient cash flow from operations to make required interest and principal payments.

    We have guaranteed the indebtedness at December 31, 2001, of certain unconsolidated Affiliated Partnerships for $3.5 million.

    We are the general partner of certain limited partnerships that serve as the sole members of the borrowing entities which carried loan balances of $15.3 million at December 31, 2001. Although a member of a borrowing entity is not personally liable for any contract or other obligation of that entity, we delivered limited guaranties in connection with the loans. Due to the limited guaranties, we assumed liability for repayment of the loan indebtedness as a result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants.

    At December 31, 2001, approximately $35.2 million of our indebtedness bore interest at floating rates. We may incur indebtedness in the future that may also bear interest at a floating rate, or be fixed at some time in the future. Therefore, increases in prevailing interest rates could increase our interest payment obligations and could have an adverse effect on our business, financial condition and operating results. In addition, we have guaranteed mortgage and construction debt for the benefit of certain Affiliated Partnerships of up to approximately $23.5 million, including $22.5 million outstanding at December 31, 2001. On January 16, 2001 we sold our interest in five tax credit partnerships eliminating any further guarantee on them.

    As of December 31, 2001 we are party to long-term operating leases for certain of our leased ALCs. These require minimum annual lease payments in the aggregate amount of $32.9 million and $33.4 million for years ending December 31, 2002 and 2003, respectively.

    In January 2001, we restructured 16 ALC leases into two lease pools of 8 ALCs each. In each restructured pool, the lease termination date was extended through fiscal 2021. As part of the lease restructure we are allowed to finance additional rent expense of up to $1.0 million during 2001, $1.0 million in 2002, $1.5 million in 2003, $1.0 million in 2004 and $0.5 million in 2005 converting this into a note payable with a due date of December 31, 2010 at a fixed rate of 7%. Interest only payments are required monthly with principal payments beginning in 2006 of $1.0 million per year. We also incurred a restructuring fee of $4.5 million payable at $1.5 million for each of the first three years. The restructuring fee is accounted for on a straight-line basis. The restructured lease agreements provide for reimbursement to us from the landlord of capital improvement expenditures up to $3.0 million. The lease agreements provided for a total minimum rent of approximately 28.5% of revenue that changes annually. For the year ending December 31, 2002, 28.3% of revenue is the anticipated total rent expense but not less than the immediately preceding years rent expense.

GENERAL PARTNER LIABILITY AND STATUS

    As of December 31, 2001 we, directly or through our subsidiaries, are the managing general partner in 7 partnerships. As a general partner of a limited partnership, we are ordinarily liable for partnership obligations including partnership indebtedness, potential liability for construction defects, including those presently unknown or unobserved, and unknown or future environmental liabilities. With respect, however, to the mortgage indebtedness encumbering the partnership properties, we have no personal liability for the repayment of said indebtedness except to the extent a lender suffers loss from : the partnership's failure to properly apply insurance proceeds, to deliver required books and records or to properly apply rents; fraud by the partnership; filing of bankruptcy by the partnership or the Company; or environmental contamination of the secured properties. The cost of any such obligations or claims, whether we bear part or all of the cost, could materially adversely affect our operating results and financial condition.

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

    In 2001, we were removed as the manager of one managed ALC outside our geographic area. In October of 2001, we signed management contracts to manage four unaffiliated ALCs.

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYERS

    GeriCare was a former subsidiary of the Company that specialized in rehabilitative services, including speech, occupational and physical therapy. Although we disposed of GeriCare in 1998, revenue received or earned before it was disposed that directly or indirectly was billed to the Medicare program is subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings, audits and funding restrictions. All such restrictions could potentially limit or reduce reimbursement levels for GeriCare's services.

    Medicare reimbursed GeriCare monthly for services provided on a cost basis, subject to certain adjustments. GeriCare submitted cost reports to the Healthcare Financing Administration ("HCFA") on an annual basis and was subject to having amounts previously reimbursed adjusted retroactively. The result of a retroactive reimbursement would be either a requirement to repay the amount previously reimbursed or an adjustment downward in future reimbursements for services rendered, or both. We have submitted the required documents to HCFA for an audit that began in October 1999, and have prepared cost reports that were filed as of August 22, 1996 and thereafter. Due to delay in recovering these funds and the uncertainty as a result of the on-going audit, we have reserved for the full outstanding receivable at December 31, 2001.

GOVERNMENT REGULATION

    Assisted living. Healthcare is subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. A number of states also have not yet enacted specific assisted living regulations. However, we are, and will continue to be, subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities where we operate or intend to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant impact on methods and costs of doing business, and on reimbursement levels from governmental and other payers. In addition, the President and Congress have proposed in the past, and may propose in future, healthcare reforms that could impose additional regulations on the Company or limit the amounts that we may charge for our services. We cannot assess the ultimate timing and impact that any pending or future healthcare reform proposals may have on the assisted living, home healthcare, skilled nursing or healthcare industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or results of operations of the Company.

    SSI Payments. A portion of our revenue comes from residents who receive SSI payments. During 2001, 3% of our residents participated in the SSI program. Revenue from these residents is generally lower than the amounts we receive from our other residents and could be subject to payment delay. We cannot assure that our percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited. In addition, if we were to become a provider of services under the Medicaid program, we would be subject to Medicaid regulations designed to limit fraud and abuse. Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

RISKS COMMON TO OUR ASSISTED LIVING OPERATIONS

    Staffing and Labor Costs. We compete with other providers of assisted living and senior housing to attract and retain qualified personnel. We also rely on the available labor pool of employees, and unemployment rates are very low in many areas where we operate. We make a genuine effort to remain competitive with other companies in our industry. Therefore, if it is necessary for us to increase pay and/or enhance benefits to maintain our competitive status in our industry, our labor costs could rise. We cannot provide assurance that if our labor costs do increase they can be matched by corresponding increases in rental, assisted living or management revenue.

    Obtaining Residents and Maintaining Rates. As of December 31, 2001, the ALCs we owned or operated generated a combined occupancy rate of 88.2%. This rate was impacted by newly-developed ALCs that may take longer to lease up than anticipated, causing them to incur start-up losses for longer periods of time. Occupancy may drop in our existing ALCs, primarily due to:

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

    General Real Estate Risks. The performance of our ALCs is influenced by factors generally affecting real estate investments, including the general economic climate. Other such real estate risks include:

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

    In addition, we currently lease ALCs from only eight different landlords. The lease agreements with each landlord contain cross-application provisions that limit our right to renew one lease with a particular landlord without exercising our right to renew all other leases with that landlord. Also, leases with a single landlord contain certain cross-default provisions. Therefore, in order to exercise all lease renewal terms, we will be required to maintain and rehabilitate the leased ALCs on a long-term basis. We anticipate that similar renewal and cross-default provisions will be included in leases with other healthcare REITs or landlords.

    Bond Financing. We have entered into four long-term leases of ALCs, the acquisition and construction of which have been or are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the ALCs must comply with certain federal income tax requirements. These requirements principally pertain to the maximum income level of a specified percentage of the residents. Should we elect to execute additional leases for ALCs to be constructed with bond financing, the same and possibly additional restrictions are anticipated to be imposed. Failure to satisfy these income requirements will constitute an event of default under the leases, thereby permitting the landlord to terminate the leases. Failure to obtain low-income residents in the sequence and time required could materially affect the lease-up schedule and, therefore, cash flow from such ALCs.

    Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of the removal or remediation of certain hazardous or toxic substances. Such laws and regulations often impose liability whether or not the owner or operator knows of, or is responsible for, the presence of the hazardous or toxic substances. When we acquire land for development or existing facilities, we typically obtain environmental reports on the properties as part of our due diligence in order to lessen our risk of exposure. Nonetheless, the costs of any required remediation or removal of these substances could be substantial. The owner's liability is generally not limited under such laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or any entity that arranges for the disposal of hazardous or toxic substances at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. When entering into leases with healthcare REITs and other landlords of facilities, we typically enter into environmental indemnity agreements in which we agree to indemnify the landlord against all risk of environmental liability, both during the term of the lease and beyond. In connection with the ownership or operation of our properties or those of our Affiliated Partnerships, we could be liable for these costs, as well as certain other costs, including governmental fines and damages for injuries to persons or properties.

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

    Geographic Concentration. A substantial portion of our business and operations are conducted in California, where 37 out of 58 of our ALCs in operation are located. The market value of these properties and the income generated from properties we manage or lease could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in the states, and by acts of nature. We cannot provide assurance that such geographic concentration will not have an adverse impact on our business, financial condition, operating results and prospects.

    Insurance. We believe that we maintain adequate insurance coverage, based on the nature and risks of our business, historical experience and industry standards. Our business entails an inherent risk of liability. In recent years, we and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories, which may involve large claims and significant legal costs. From time to time we are subject to such suits because of the nature of our business. We cannot assure that claims will not arise that exceed our insurance coverage or are not covered by it. A successful claim against us that is not covered by, or is in excess of, our insurance could have a material adverse effect on our financial condition, operating results or liquidity. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect on our ability to attract residents or expand our business and would consume considerable management time. We must renew our insurance policies annually and can provide no assurance that we will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms. As a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage for the long-term care industry, and those remaining have increased premiums and deductibles substantially.

CONFLICTS OF INTEREST

    We are the managing general partner and communities manager for Affiliated Partnerships owning or leasing 13 ALCs and two apartment communities. By serving in both capacities, we have conflicts of interest because of our duty to act in the best interests of the limited partners of those partnerships and our desire to maximize earnings for our shareholders in the operation of those ALCs and apartment communities.

TAX CREDIT APARTMENT PARTNERSHIPS

     In January 2001, we disposed of our interests in five of the eight remaining partnerships in our apartment group (the "Apartment Group"). As part of the tax credit agreements relating to the Apartment Group, we remain responsible for guarantees for the period of time we acted as the general partner for the tax credit apartment partnerships if sufficient projected tax credits were not generated in order to meet agreed-upon levels of tax credit benefits.

The Apartment Group required $2.9 million to fund permanent loan shortfalls in 2000, the balance of which was paid in January 2001. Concurrently, we sold our interests in the related partnerships for a gain of $2.9 million.

ITEM 2. PROPERTIES

    The following charts set forth the location, number of units, acquisition date and ownership percentage for our communities as of December 31, 2001:

                                                                                          MONTH          PERCENT
COMMUNITY                                                        LOCATION      UNITS    ACQUIRED      OWNERSHIP(A)
---------                                                        --------      -----    --------      ------------
LEASED
Amberwood................................................          FL           183       Jun-96          100.0%
Baypoint Village.........................................          FL           231       Mar-96          100.0%
Bayside Landing..........................................          CA            76       Jun-98          100.0%
Buena Vista Knolls.......................................          CA            90       Feb-96          100.0%
Chateau San Juan.........................................          CA           113       Dec-95          100.0%
Collier Park.............................................          TX           158       Dec-96          100.0%
Eastlake Terrace.........................................          IN            87       Apr-97          100.0%
El Camino Gardens........................................          CA           265       Jun-95          100.0%
Hacienda de Monterey.....................................          CA           180       Apr-94          100.0%
Hillsdale Manor(c).......................................          CA           128       Jul-98          100.0%
Inn at Summit Ridge......................................          NV            74       Apr-97          100.0%
Inn at Willow Glen(b)....................................          CA            83       Aug-96           52.3%
Kinghaven Manor..........................................          MI           143       Feb-95          100.0%
Mallard Cove.............................................          OH           119       Feb-95          100.0%
Maria del Sol............................................          CA           110       Oct-95          100.0%
Northgate Park...........................................          OH           124       Aug-96          100.0%
Rancho Park Villa........................................          CA           149       Oct-95          100.0%

                                                                                          MONTH         PERCENT
COMMUNITY                                                      LOCATION       UNITS      ACQUIRED     OWNERSHIP(a)
---------                                                      --------       -----      --------     ------------
Shorehaven Manor.........................................          MI           120       Sep-96          100.0%
Seville Terrace..........................................          NV           125       Dec-99          100.0%
Sunlake Terrace..........................................          NV           121       Feb-98          100.0%
Sutton Terrace...........................................          NV           142       Dec-98          100.0%
Tamalpais Creek..........................................          CA           117       Oct-95          100.0%
Tanglewood Trace.........................................          IN           159       Jan-97          100.0%
Villa Bonita.............................................          CA           130       Oct-95          100.0%
Villa Encinitas..........................................          CA           117       Jun-95          100.0%
Villa at Palm Desert.....................................          CA            77       Nov-95          100.0%
Villa de Palma...........................................          CA           110       May-95          100.0%
Villa del Obispo.........................................          CA            96       May-95          100.0%
Villa del Rey............................................          CA           102       Jun-95          100.0%
Villa del Sol............................................          CA            91       Jun-95          100.0%
Vista del Rio............................................          NM           148       Jun-97          100.0%
Willow Glen Villa........................................          CA           188       May-98          100.0%
Woodside Village of Columbus.............................          OH           154       Feb-96          100.0%
                                                                              -----
          Total Leased...................................                     4,310
                                                                              -----
OWNED

Acacia Villa(b)..........................................          CA            66       Dec-95           89.5%
Chandler Villas(b).......................................          AZ           164       Dec-01           52.1%
Collwood Knolls(b).......................................          CA           112       Jan-96           95.5%
Covell Gardens...........................................          CA           156       Mar-97          100.0%
Covina Villa(b)..........................................          CA            63       Aug-96           52.3%
Golden Creek Inn.........................................          CA           124       Apr-98          100.0%
Hillcrest Inn............................................          CA           138       Apr-98          100.0%
Montego Heights Lodge(b).................................          CA           163       Aug-96           52.3%
Retirement Inn of Daly City(b)...........................          CA            95       Aug-96           52.3%
Retirement Inn of Fullerton(b)...........................          CA            68       Aug-96           52.3%
Retirement Inn of Burlingame(b)..........................          CA            67       Aug-96           52.3%
Retirement Inn of Campbell(b)............................          CA            71       Aug-96           52.3%
Retirement Inn of Fremont(b).............................          CA            68       Aug-96           52.3%
Retirement Inn of Sunnyvale(b)...........................          CA           120       Aug-96           52.3%
Valley View Lodge(b).....................................          CA           125       Aug-96           52.3%
Villa Colima(b)..........................................          CA            93       Jun-96           60.5%
Villa Las Posas(b).......................................          CA           123       Dec-01           52.1%
                                                                              -----
          Total Owned....................................                     1,816
                                                                              -----
          Total Leased and Owned.........................                     6,126
                                                                              -----
MANAGED

Berkshire(d).............................................          CA            80       Nov-98           75.0%
Canterbury Court.........................................          TX            82       Oct-01
Encino Hills Terrace(d)..................................          CA            73       Nov-98           75.0%
Inn at Lakewood(d).......................................          CO           137       Nov-00           67.1%
La Villa.................................................          NM            82       Oct-01
Lynnbrooke(d)............................................          CA           140       Apr-00           62.0%
Stone Brook..............................................          TX            44       Nov-01
Villa del Sol............................................          NM            10       Oct-01
                                                                              -----
          Total Managed..................................                       648
                                                                              -----
  Total Leased, Owned and Managed                                             6,774
                                                                              -----
OWNED but MANAGED by an UNRELATED 3rd PARTY
Bay Spring(d)............................................          RI           127       Jun-00           64.0%
                                                                              -----
    Total Owned but Managed by 3rd Party.................                       127
                                                                              -----
          Grand Total....................................                     6,901
                                                                             ======

----------

(a) Represents percentage ownership of Leased ALCs and Owned ALCs through leasehold or fee ownership of the Company or an Affiliated Partnership.

(b) Community managed by us and owned or leased by an Affiliated Partnership in which we have obtained a majority ownership interest.

(c) We also acquired 64 beds in a skilled nursing facility as part of this ALC.

(d) Properties are owned by our unconsolidated joint ventures where we have a majority ownership but no control.

ITEM 3. LEGAL PROCEEDINGS

    During 2001, the Company was named as a defendant in two lawsuits brought by employees of an ALC owned by a majority-owned partnership. In addition, four other employees of the same ALC filed EEOC claims against the Company arising out of the same facts. Subsequent to year-end, the two lawsuits were submitted to mediation and settled. The four remaining claims will be submitted to binding arbitration.

    We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not submit any matters to a vote of our security holders during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

    The common stock, no par value, of the Company is listed and traded on the American Stock Exchange under the symbol "SRS." Prior to October 13, 1997, our common stock was listed on the NASDAQ National Market ("NASDAQ") under the symbol "ARVI." The following table sets forth, for the periods indicated, the high and low closing prices for our Common Stock.

                                                                              HIGH     LOW
                                                                              ----     ---
YEAR ENDED DECEMBER 31, 2001

  First Quarter...............................         1/1/01 -   3/31/01   $  0.99  $  0.56
  Second Quarter..............................         4/1/01 -   6/30/01   $  1.95  $  0.70
  Third Quarter...............................         7/1/01 -   9/30/01   $  2.99  $  1.30
  Fourth Quarter..............................        10/1/01 -  12/31/01   $  2.08  $  1.10

YEAR ENDED DECEMBER 31, 2000

  First Quarter...............................         1/1/00 -   3/31/00   $  2.19  $  1.38
  Second Quarter..............................         4/1/00 -   6/30/00   $  1.44  $  0.88
  Third Quarter...............................         7/1/00 -   9/30/00   $  1.06  $  0.81
  Fourth Quarter..............................        10/1/00 -  12/31/00   $  0.88  $  0.44

    We did not pay dividends in fiscal 2000 or fiscal 2001. We do not anticipate paying dividends in the foreseeable future. It is the present policy of our Board of Directors to retain earnings, if any, to finance the expansion of our business.

VOLATILITY OF STOCK PRICE

    Sales of substantial amounts of shares of our common stock in the public market or the perception that those sales could occur could adversely affect the market price of our common stock and our ability to raise additional funds in the future in the capital markets. The market price of our common stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares of our common stock, variations in our operating results, changes in our earnings estimates and/or securities analysts estimates, publicity regarding the industry or the Company and the adoption of new statutes or regulations (or changes in the interpretation of existing statutes or regulations) affecting the healthcare or real estate industries in general or the assisted living industry in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the shares of our common stock.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS; ANTI-TAKEOVER MEASURES

    As of December 31, 2001, our directors and executive officers and their affiliates beneficially own approximately 47.3% of the outstanding shares of our common stock (exclusive of unexercised options to purchase shares of our common stock). As a result, these shareholders, acting together, would be able to significantly influence many matters requiring approval by our shareholders, including the election of directors. Our articles of incorporation provide for authorized but unissued preferred stock, the terms of which may be fixed by our board of directors. As a result of Delaware General Corporation Law relating to the number of holders of common stock, our board of directors are classified and the holders of our common stock are not permitted to cumulate votes. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

    In May 1998, we adopted a shareholders rights plan under Delaware law, under which we declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of our common Stock ( a "Right"). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or, in the case of Lazard Freres, our majority stockholder, 50% or more of our common stock or announces a tender offer for 10% or, in the case of Lazard Freres, 50% or more of our common stock. When exercisable, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a certain number of shares of our common stock having a market value at the time of twice the Right's exercisable price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right's then-current exercise price, a certain number of shares of our common stock having a market value at that time of twice the Right's exercise price.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data has been derived from our audited consolidated financial statements as of and for the years ended December 31, 2001, 2000, 1999 and 1998, and as of and for the nine-month period ended December 31, 1997. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K -- Financial Statements," along with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                                          NINE-MONTH
                                                              YEAR ENDED DECEMBER 31,                    PERIOD ENDED
                                               ------------------------------------------------------     DECEMBER 31,
                                                  2001          2000           1999            1998           1997
                                               ---------     ---------       --------        --------       --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:

  Assisted living community revenue......      $ 141,917     $ 136,097       $137,176        $127,309       $ 76,887
  Skilled nursing facility revenue.......          2,323         1,960             --              --             --
  Management fees........................          1,155           808          1,003           1,116            388
                                               ---------     ---------       --------        --------       --------
        Total revenue....................        145,395       138,865        138,179         128,425         77,275
                                               ---------     ---------       --------        --------       --------
OPERATING EXPENSES:

  Assisted living community operating             88,185        87,130         87,665          81,488         49,411
expense..................................
  Skilled nursing facility expenses......          2,507         1,901             --              --             --
  Community lease expense................         30,943        31,571         32,239          26,628         15,773
  General and administrative.............          9,874        12,288         14,965          27,581         17,595
  Impairment loss........................             --         6,187         16,368          22,727             --
  Depreciation and amortization..........          7,878         8,483          8,531           9,561          4,896
                                               ---------     ---------       --------        --------       --------
        Total operating expenses.........        139,387       147,560        159,768         167,985         87,675
                                               ---------     ---------       --------        --------       --------
        Income (loss) from operations....          6,008        (8,695)       (21,589)        (39,560)       (10,400)
                                               ---------     ---------       --------        --------       --------
OTHER INCOME (EXPENSE):

  Interest income........................          1,010         1,532          1,027           2,276          1,821
  Other income (expense), net............            681           244            376             198            321
  Equity in income (loss) of partnerships         (1,798)          791           (884)           (430)       (10,961)
  Gain (loss) on sale of properties and
    partnership interest.................          2,887           500          1,884            (674)         5,511
  Interest expense.......................         (8,949)       (8,368)        (8,933)         (7,728)        (4,568)
  Litigation judgment....................             --            --         (4,368)             --             --
                                               ---------     ---------       --------        --------       --------
        Total other income (expense).....         (6,169)       (5,301)       (10,898)         (6,358)        (7,876)
                                               ---------     ---------       --------        --------       --------
Loss before income tax expense, minority
  interest, extraordinary items,
  discontinued operations and change in             (161)      (13,996)       (32,487)        (45,918)       (18,276)
  accounting principle...................
Income tax expense.......................            151           160             35              54            484
Minority interest in (income) loss of
  majority owned entities................           (778)           55           (903)           (839)          (773)
                                               ----------    ---------       --------        --------       --------
Loss before extraordinary items,
  discontinued operations and change in
  accounting principle...................         (1,090)      (14,101)       (33,425)        (46,811)       (19,533)
Extraordinary gain (loss) from early
  extinguishment of debt, net of income tax        2,062        20,613          7,020              --             --
                                               ---------     ---------       --------        --------       --------
Income (loss) from operations before
 discontinued operations and change in               972         6,512        (26,405)        (46,811)       (19,533)
 accounting principle....................
Discontinued operations..................             --            --             --             830         (2,602)
Cumulative effect of change in accounting
 principle...............................             --            --          1,260              --             --
                                               ---------     ---------       --------        --------       --------
        Net income (loss)................      $     972     $   6,512       $(27,665)       $(45,981)      $(22,135)
                                               =========     =========       ========        ========       ========

Basic and diluted earnings (loss) per
  common share:

  Loss from continuing operations........      $   (0.06)   $    (0.81)     $   (2.09)      $   (2.95)     $   (1.75)
  Gain from extraordinary item...........           0.12          1.19            0.44             --             --
  Discontinued operations................             --            --             --            0.05          (0.23)
  Loss from cumulative effect of change
    in accounting principle, net of tax..             --            --           (.08)             --             --
                                               ---------     ---------       ---------       --------       --------
        Net earnings (loss)..............      $    0.06     $    0.38       $  (1.73)      $   (2.90)     $   (1.98)
                                               =========     =========       =========       =========      =========
Weighted average common shares outstanding        17,460        17,357          15,968         15,866         11,171
                                               =========     =========       =========       =========      =========


                                                                       DECEMBER 31,
                                                   -----------------------------------------------------      MARCH 31,
                                                      2001         2000           1999           1998          1997
                                                   --------       --------       --------      ---------      ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Assisted living units owned or leased
  (end of period) ...........................         6,126          5,873          6,371          7,038          5,880
Assisted living units managed (end of period)           648            848            821            906            379
Annual weighted average occupancy of
assisted  living  units .....................            88%            87%            85%            84%            84%
BALANCE SHEET DATA:
Working capital .............................      $  1,203       $ 10,467       $  6,870      $  11,691      $  75,279
Total assets ................................       177,177        165,940        175,165        205,457        233,085
Long-term notes payable, excluding current          105,062         99,130        114,369         88,175         81,560
portion......................................
Total shareholders' equity ..................        47,840         46,868         39,124         65,687        111,435

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

OVERVIEW

    We are a leading national provider of assisted and independent living services for the elderly. As of December 31, 2001, we operated 58 ALCs containing 6,774 units, including 33 Leased ALCs, 17 Owned ALCs and 8 Managed ALCs.

    Since commencing operation of ALCs for our own account in April 1994, we embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. We focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they "age in place." During 1998, we acquired interests in 11 ALCs and one skilled nursing facility from Hillsdale Group, LP and their affiliates, and opened five newly constructed ALCs. In the last three years we have focused on improving the operations of our existing ALCs. In 2001, we acquired two ALCs through acquiring a controlling interest in ARVP III a California partnership described below. As of December 31, 2001, a substantial portion of our business and operations are conducted in California, where 37 of the 58 ALCs we operate are located. We intend to continue to make the western United States the primary focus of our clustering strategy. Our current attention and resources are focused on enhancing the profitability of our existing core operations. In addition, we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives. In June 2001, we completed the sale of one of our three land sites, one land site was in escrow at December 31, 2001 and one land site has been reclassified to property, furniture and equipment as we do not foresee its sale within the next year. The nine ALCs previously in property held for sale were reclassified to operations in June 2001, as a buyer could not be found.

    As part of the strategy to focus on our current operations, we embarked on a refinancing campaign. In 2001 we refinanced five ALCs; four ALCs were refinanced with HUD insured debt for $12.5 million at fixed rates of 7.25% to 7.79% for 35 years. One ALC was refinanced with variable debt of $5.2 million at a rate of LIBOR plus 3.6% maturing in September 2004. In December 2000, we refinanced four ALCs for $29.8 million at fixed rates of 8.00% to 8.06% including mortgage insurance of 0.5%.

    The Company is the managing general partner of American Retirement Villas Properties III, L.P. ("ARVP III"). On October 4, 2001, C3 Capital, LLC, a California limited liability company ("C3 Capital"), commenced a hostile tender offer, which was later withdrawn, to purchase up to 10,000 ARVP III limited partnership units ("units") at a net cash purchase price of $300 per unit (the "Hostile Offer"), and also filed with the SEC a preliminary consent solicitation pursuant to which C3 Capital sought to remove the Company as the managing general partner, and elect C3 Capital as the general partner of ARVP III.

    In response to the Hostile Offer and the consent solicitation, we, through ARVP Acquisition, L.P., a California limited partnership wholly-owned by us, commenced a tender offer on October 18, 2001 for 10,000 outstanding partnership units of ARVP III for $360 per unit. We amended the tender offer on October 31, 2001 and increased the offer price to $400 per unit from $360 per unit, increased the number of Units we were seeking to purchase from 10,000 units to all outstanding Units, and reduced the minimum number of Units that must be tendered before we are required to purchase any Units to 30% of the outstanding Units (the "Amended Offer"). The amendment to our original offer was in response to C3 Capital's withdrawal of its tender offer, and receipt of a highly conditional offer from Vintage Senior Housing, LLC ("Vintage"), an affiliate of C3 Capital, to purchase all of ARVP III's non-cash assets for $19.5 million. Vintage's offer was subject to, among other things, significant due diligence and financing contingencies. In addition, on November 9, 2001 we received a revised offer from Vintage increasing the purchase price for the assets of ARVP III to $20 million. In December, 2001 ARVP Acquisition, L.P., had acquired an additional 51.8% for a total of 52.1% of the partnership units of ARVP III. Accordingly, ARVP III is included in our consolidated financial statements from December 14, 2001. (See Note 2 to the consolidated financial statements).

    In 1999, ARVP II obtained financing and, through its wholly owned subsidiary ARVP II, LLC, purchased the landlord's interest in four previously leased ALCs for approximately $14.3 million.

    In October 2001 we were awarded four management contracts, two in Texas totaling 126 units and two in New Mexico totaling 92 units. Subsequent to year-end we were awarded a management contract for a newly completed ALC that is in the lease-up stage in California.

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

    On January 1, 2001, Abdo H. Khoury, our Senior Vice President and Chief Financial Officer, was promoted to President.

CRITICAL ACCOUNTING POLICIES

    Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which we have controlling interests, have been consolidated into the financial statements. In December 2001, we acquired an additional 51.8% interest in American Retirement Villas Properties III, L.P. ("ARVP III"). The balance sheet on December 31, 2001 includes the accounts of ARVP III while the income statement has the operations from December 14, 2001; the date we acquired greater than 50% of the partnership units. All significant intercompany balances and transactions have been eliminated in consolidation.

    Unconsolidated Joint Ventures. In 1998, we pursued an additional development strategy by entering into joint ventures ("LLCs") designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 in the Hillsdale transaction and to construct three new communities on land sites we owned. Participants in the joint ventures with us are a third-party investor and a third-party developer. The LLCs contracted with the developer to provide development services to perform the renovation and construction. We manage four of the properties operated by the joint ventures for an amount equal to three percent of gross revenues. One property is managed by an unrelated third party. We account for our investment in the joint ventures using the equity method and losses incurred by the LLCs will be allocated disproportionately to the joint venture partners based upon their assumption of risk. In 2000 and 2001, certain joint venture partner's capital was reduced to zero, consequently, the losses from the joint venture was allocated to us based upon our capital or percentage interest. We have agreed to fund any operating deficits incurred in connection with the operation of the five joint venture projects, up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLC, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. This agreement will remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. Our current funding of operating deficits since inception in 1998 is $1.5 million. We will have an option to purchase the joint venturer's interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed internal rate of return on the joint venturer's capital contribution. In 2000 we determined that the value of the LLCs was impaired based upon our review of the projected cash flows, accordingly, we wrote down our investment by $5.7 million, to reflect the fair value. In 2001 we declined the option to purchase two of the LLCs that had reached stabilization and in accordance with the LLCs' operating agreement we no longer serve as a manager of the two LLCs.

    Accounting for Long-lived Assets We review our long-lived assets, including goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. Cash flows are reviewed at the community level which is the lowest level of identifiable cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset's fair value. For long-lived assets held for sale, fair value is reduced for costs to sell.

    Revenue Recognition We recognize rental, assisted living services and skilled nursing facility revenue from owned and leased communities on a monthly basis as earned. We receive fees for property management and partnership administration services from managed communities and recognize such fees as earned.

THE YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

The following table sets forth a comparison of the year ended December 31, 2001 and the year ended December 31, 2000. The percentage increase (decrease) are based upon whole numbers and will not compute using rounded numbers.

                                                                                                    INCREASE/
                                                                           2001          2000      (DECREASE)
                                                                         --------      --------    ----------
                                                                                 (DOLLARS IN MILLIONS)

Revenue:
  Assisted living community revenue ...............................      $  141.9      $  136.1           4.3%
  Skilled nursing facility  revenue ...............................           2.3           2.0          18.5%
  Management fees from affiliates and others ......................           1.2           0.8          42.9%
                                                                         --------      --------    ----------
 Total revenue ....................................................         145.4         138.9           4.7%
                                                                         --------      --------    ----------
Operating expenses:
  Assisted living community operating expense .....................          88.2          87.1           1.2%
  Skilled nursing facility expenses ...............................           2.5           1.9          31.9%
  Community lease expense .........................................          30.9          31.6          (2.0)%
  General and administrative ......................................           9.9          12.3         (19.6)%
  Impairment loss .................................................            --           6.2        (100.0)%
  Depreciation and amortization ...................................           7.9           8.5          (7.1)%
                                                                         --------      --------    ----------
 Total operating expenses .........................................         139.4         147.6          (5.5)%
                                                                         --------      --------    ----------
Income (loss) from operations .....................................           6.0          (8.7)        169.1%
                                                                         --------      --------    ----------
Other income (expense):
  Interest income .................................................           1.0           1.5         (34.1)%
  Other income (expense), net .....................................           0.7           0.2         179.1%
  Equity in income (loss) of partnerships .........................          (1.8)          0.8        (327.3)%
  Gain on sale of properties and partnership interests ............           2.9           0.5         477.4%
  Interest expense ................................................          (8.9)         (8.3)          6.9%
                                                                         --------      --------    ----------
 Total other income (expense) .....................................          (6.1)         (5.3)         16.4%
                                                                         --------      --------    ----------
Loss before income taxes, minority interest in income of majority
   owned entities and extraordinary gains .........................          (0.1)        (14.0)         98.8%

Income tax expense ................................................          (0.2)         (0.2)         (5.6)%
Minority interest in (income) loss of majority owned entities .....          (0.8)          0.1      (1,514.5)%
                                                                         --------      --------    ----------
Loss before extraordinary item and change in accounting principle .          (1.1)        (14.1)        (92.3)%
Extraordinary gain from early extinguishment of debt ..............           2.1          20.6         (90.0)%
                                                                         --------      --------    ----------
     Net income ...................................................      $    1.0      $    6.5         (85.1)%
                                                                         ========      ========    ==========

    The increase of $5.8 million in assisted living community revenue is attributable to:

    o the increase in average rate per occupied unit to $2,259 for 2001 as compared with $2,145 for 2000.

    o the increase in average occupancy for same store ALCs to 88.2% for 2001 as compared with 86.8% for 2000; partially offset by

    o   the sale of three ALCs during the second quarter of 2000;

    o the decrease in assisted living penetration to 46.4% for 2001 as compared with 46.7% for 2000.

    The $0.3 million increase in skilled nursing facility revenue in 2001 is due to the fact that we began managing the facility ourselves on April 1, 2000. Previously it was managed by an unrelated third party and was included in other income and expense.

    Management fees from affiliates and others increased $0.4 million in 2001 due to the increase in the number of management contracts from four to eight during the fourth quarter of 2001.

    Assisted living community operating expense increased $1.1 million in 2001 due to:

    o   increased wages of staff; and

    o   increase in utilities and insurance costs; offset by

    o   the sale of three ALCs during the second quarter of 2000.

    The decrease in assisted living community lease expense of $0.7 million in 2001 is primarily due to:

    o   the sale of three ALCs during the second quarter of 2000; offset by

    o increases in lease payments due to the increase in the Consumer Price Index, pursuant to the lease terms.

    General and administrative expenses decreased $2.4 million in 2001 due to the following:

    o expense management yielded $1.5 million of reductions in payroll costs, office expense, travel and related expenses and consulting costs; and

    o no additional provision for doubtful accounts was required in 2001 whereas $0.8 million was recorded in 2000 due to the uncertainty of collection as a result of an audit by the intermediary for Medicare.

    The impairment loss in 2000 was due to the following:

    o an additional $0.5 million impairment loss on the properties held for sale; and

    o a $5.7 million impairment loss on the investment in joint ventures that had carrying values in excess of fair value and met the criteria for impairment under Statement of Financial Accounting Standard No. 121.

    Depreciation and amortization expenses decreased $0.6 million due to the following:

    o   the sale of three ALCs during the second quarter of 2000;

    o the value of some of the properties held for sale which were subsequently transferred back into operations, were impaired resulting in a lower carrying value; partially offset by

    o   an increase in depreciation related to capital expenditures.

    Interest income decreased in 2001 due to lower interest rates and lower average cash balances carried by us during 2001 as compared to 2000.

    Interest expense increased in 2001 $0.6 million due to the increase in debt due to refinancing.

    Minority interest in income of majority owned entities increased $0.9 million due to improved performance of the underlying ALCs.

    Gain on the sale of properties and partnership interests in 2001 of $2.9 million is a result of the sale of the apartment partnership interest.

    The $0.5 million gain from the sale of assets in 2000 was due to the sale of a parcel of land in Texas that was in property held for sale.

    Equity in income of partnerships was $0.8 million for the year ended December 31, 2000. The income in 2000 is a result of the reduction in our estimated liabilities under guarantees for certain partnerships. For the year ended December 31, 2001 the $1.8 million in the equity in loss of partnerships is due to the losses in the unconsolidated joint ventures.

THE YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

The following table sets forth a comparison of the year ended December 31, 2000 and the year ended December 31, 1999. The percentage increase (decrease) are based upon whole numbers and will not compute using rounded numbers.

                                                                                                INCREASE/
                                                                          2000         1999     (DECREASE)
                                                                        --------     --------   ----------
                                                                               (DOLLARS IN MILLIONS)
Revenue:
  Assisted living community revenue ..............................      $  136.1     $  137.2        (0.8)%
  Skilled nursing facility  revenue ..............................           2.0           --       100.0%
  Management fees from affiliates and others .....................           0.8          1.0       (19.4)%
                                                                        --------     --------   ----------
 Total revenue ...................................................         138.9        138.2        (0.5)%
                                                                        --------     --------   ----------
Operating expenses:
  Assisted living community operating expense ....................          87.1         87.7        (0.6)%
  Skilled nursing facility expenses ..............................           1.9           --       100.0%
  Community lease expense ........................................          31.6         32.2        (2.1)%
  General and administrative .....................................          12.3         15.0       (17.9)%
  Impairment loss ................................................           6.2         16.4       (62.2)%
  Depreciation and amortization ..................................           8.5          8.5        (0.6)%
                                                                        --------     --------   ----------
 Total operating expenses ........................................         147.6        159.8        (7.6)%
                                                                        --------     --------   ----------
Loss from operations .............................................          (8.7)       (21.6)      (59.7)%
                                                                        --------     --------   ----------
Other income (expense):
  Interest income ................................................           1.5          1.0        49.2%
  Other income (expense), net ....................................           0.2          0.4       (35.1)%
  Equity in income (loss) of partnerships ........................           0.8         (0.9)      189.5%

  Gain on sale of properties .....................................           0.5          1.9       (73.5)%
  Interest expense ...............................................          (8.3)        (8.9)       (6.3)%
  Litigation judgment ............................................            --         (4.4)     (100.0)%
                                                                        --------     --------   ----------
 Total other income (expense) ....................................          (5.3)       (10.9)      (51.4)%
                                                                        --------     --------   ----------
Loss before income taxes, minority interest in income of majority owned entities, extraordinary items and cumulative effect of
  accounting change...............................................         (14.0)       (32.5)      (56.9)%
Income tax expense ...............................................          (0.2)          --       357.1%
Minority interest in (income) loss of majority owned entities ....           0.1         (0.9)     (106.1)%
                                                                        --------     --------   ----------
Loss before extraordinary item and cumulative effect of accounting
change............................................................         (14.1)       (33.4)      (57.8)%
Extraordinary gain from early extinguishment of debt .............          20.6          7.0       193.6%
                                                                        --------     --------   ----------
Income (loss) before cumulative effect of accounting change ......           6.5        (26.4)      124.7%
Cumulative effect of accounting change ...........................            --         (1.3)     (100.0)%
                                                                        --------     --------   ----------
     Net income (loss) ...........................................      $    6.5     $  (27.7)      123.5%
                                                                        ========     ========   ==========

    The decrease in 2000 of $1.1 million in assisted living community revenue is attributable to:

    o   the sale of three ALCs during the second quarter of 2000; offset by

    o the increase in average occupancy for same store ALCs to 88.1% for 2000 as compared with 86.7% for 1999;

    o the increase in assisted living penetration to 46.7% for 2000 as compared with 45.6% for 1999; and

    o the increase in average rate per occupied unit to $2,145 for 2000 as compared with $2,070 for 1999.

    The $2.0 million increase in skilled nursing facility revenue in 2000 is due to the fact that we began managing the facility ourselves on April 1, 2000. Previously it was managed by an unrelated third party and was included in other income and expense.

    Management fees from affiliates and others decreased $0.2 million due to the decrease in the number of management contracts to six for two quarters during 2000.

    Assisted living community operating expense decreased $0.6 million in 2000 due to:

    o the sale of three of the ALCs during the second quarter of 2000; offset by

    o staffing requirements related to increased assisted living services provided; and

    o   increased wages of staff.

    The decrease in assisted living community lease expense of $0.6 million in 2000 is primarily due to the sale of three ALCs during the second quarter of 2000.

    General and administrative expenses decreased $2.7 million due to the following:

    o expenses incurred in connection with the lawsuits with Kapson, Atria and Lazard Freres and Emeritus were less in 2000 as we settled the lawsuits in the middle of 1999; and

    o in 2000 we made substantial reductions in staffing under the current management team; and

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

    The impairment loss in 2000 was due to the following:

    o an additional $0.5 million impairment loss on the properties held for sale; and

    o a $5.7 million impairment loss on the investment in joint ventures that have carrying values in excess of fair value and met the criteria for impairment under Statement of Financial Accounting Standard No. 121.

    Depreciation and amortization expenses remained relatively constant in 2000. Expected decreases due to sale of ALCs during 2000 were offset by an increase in depreciation related to capital expenditures.

    Interest income increased due to higher average cash balances carried by us during 2000 as compared to 1999.

    Interest expense decreased $0.6 million in 2000 due to extinguishment of debt.

    Minority interest in income of majority owned entities increased $1.0 million in 2000 due to the interest expense for the nine refinanced properties held by our majority owned entities.

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

LIQUIDITY AND CAPITAL RESOURCES

    Our consolidated cash and cash equivalents balances were $13.2 million and $16.8 million at December 31, 2001 and 2000, respectively. Working capital decreased to $1.2 million as of December 31, 2001 compared to working capital of $10.5 million at December 31, 2000, resulting primarily from the increase in current maturity of long term debt for one ALC.

    In our unrestricted cash balances of $13.2 million, $7.7 million are held by our consolidated partnerships in which we have ownership of 52.1% to 60.5%. Cash can only be used to pay the consolidated partnership's obligations and the excess distributed to all partners. Consequently, our access to this cash is limited to the distribution received.

    During 2001, cash provided by operating activities was $2.5 million compared to $2.1 million used during 2000 and $11.3 million used in 1999.

    The cash provided by operating activities during 2001 was a result of:

    o   our net income of $1.0 million; adjusted for

    o   $7.9 million non-cash charge of depreciation and amortization expense;

    o $0.8 million of minority interest in income of majority owned entities; offset by

    o   $2.2 million decrease in net liabilities;

    o $2.9 million gain on sale of partnership interests in tax credit apartments; and

    o $2.1 million for gain on extraordinary item on early extingishment of debt.

    The cash used in operating activities during 2000 was a result of:

    o   net income of $6.5 million; adjusted for

    non-cash charges of:

        o   $6.2 million loss recorded for impairment of long-lived assets; and

        o   $8.5 million of depreciation and amortization expense; offset by

        o $20.6 million for gain on extraordinary item on early extinguishment of debt; and

    o   $2.7 million decrease in net liabilities.

    The cash used in operating activities during 1999 was a result of:

    o   our net loss of $27.7 million; adjusted for

    non-cash charges (credits) of:

        o   $16.4 million loss recorded for impairment of long-lived assets;

        o   $8.5 million of depreciation and amortization expense;

        o $1.3 million for the cumulative effect of the change in accounting principle; offset by

        o $7.0 million for gain on extraordinary item on early extinguishment of debt;

    o $0.9 million of minority interest in income of majority owned entities; offset by

    o   $0.5 million decrease in net liabilities;

    o $1.9 million for gain on sale of assets of the apartment division to Dominium; and

    o $1.3 million for the cumulative effect of the change in accounting principles.

    In 2001, cash used in investing activities was $3.4 million as compared to $1.9 million in 2000, and $11.9 million provided by investing activities in 1999.

    The cash used in investing activities during 2001 was a result of:

    o $1.3 million related to the acquisition of an additional 51.8% ownership interest in American Retirement Villas Properties III, L.P; and

    o $6.1 million of purchases of property, furniture and equipment; offset by

    o   $0.4 million increase in security deposits;

    o   $0.7 million of net proceeds from the sale of a land site in Colorado;
        and

    o $2.9 million for the proceeds from the sale of our partnership interest in five apartment partnerships.

    The cash used in investing activities during 2000 was a result of:

    o   $5.2 million for purchase of property, furniture and equipment; and

    o $0.5 million increase in security deposit on leased properties; offset by

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


    In 2001, the cash used by financing activities was $5.6 million as compared to $6.2 million provided for 2000 and $2.1 million provided during 1999.

    The cash used by financing activities during 2001 was a result of:

    o   $12.4 million of repayments of notes payable;

    o   $5.7 million for repayment of subordinated debt;

    o   $2.5 million for distributions to minority partners; and

    o   $0.7 million of payments for loan fees; offset by

    o   $18.7 million borrowings under refinancings.


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

    o   $1.0 million of repayments of subordinated debt; and

    o   $1.8 million of loan fees.

     In 2001, we refinanced five owned ALCs for $17.7 million with fixed interest rates of 7.25%-7.79% for 35-years. Subsequent to year end we refinanced two ALCs owned by two of our majority owned partnerships. One refinancing increased the loan to $2.4 million for 35 years at an interest rate of 7.56%. The other refinancing amended one of the existing notes to (i) increase the principal sum of the existing loan by approximately $4.0 million, (ii) extend the maturity date of the existing loans to July 1, 2003, and (iii) change the interest rate of the existing loan to 8.5%. In addition, we restructured the $1.5 million debt to our major shareholder to extend its maturity to April 2003 for a nominal extension fee. Subsequent to year-end we received an extension on a $12.3 million loan for an ALC until March 2003, while we work to refinance this property into a 35-year mortgage.

    In January, 2001 we restructured 16 ALC leases into two lease pools of 8 ALCs each. In each restructured pool, the lease termination date was extended through fiscal 2021. As part of the restructure, we are allowed to finance the additional rent expense of up to $1.0 million during 2001, $1.0 million in 2002, $1.5 million in 2003, $1.0 million in 2004 and $0.5 million in 2005, converting this into a note payable with a due date of December 31, 2010 at a fixed interest rate of 7%. Interest only payments are required monthly with principal payments beginning in 2006 at $1.0 million per year. We also incurred a restructuring fee of $4.5 million payable at $1.5 million for each of the first three years. The restructured lease agreements provide for reimbursement to us from the landlord of capital improvement expenditures up to $3.0 million.

    The various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At December 31, 2001, we were in compliance with all covenants.

    In 1999, we began retiring portions of our 6 3/4% convertible subordinated debt. During 1999, we issued a total of 799,566 shares of our common stock and paid a total of $1.0 million to certain of our bondholders in exchange for a total of $9.2 million principal amount of the subordinated notes due 2006 that were held by those bondholders. These transactions resulted in an extraordinary gain of $7.0 million net of tax for the fiscal year ended December 31, 1999. During 2000, we issued a total of 781,025 shares of our common stock and paid a total of $9.6 million to additional bondholders in exchange for a total of $33.0 million in principal amount of the subordinated notes held by those bondholders which yielded an extraordinary gain of $20.6 million net of tax and costs. In 2001 we paid a total of $5.7 million to certain of our bondholders in exchange for a total of $8.0 million principal amount of the subordinated notes. The transactions for the year ended December 31, 2001, resulted in an extraordinary gain of $2.1 million net of tax and costs. Out of $57.5 million we have retired a total of $50.2 million of our public debt resulting in extraordinary gains of $29.5 million to date net of tax and costs.

     Pursuant to the terms of an Operating Deficit Payment Agreement, the Company has agreed to fund any operating deficits incurred in connection with the operation of five joint venture projects operating as limited liability companies ("LLC"), up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLC, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. This agreement will remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. As of December 31, 2001, operating deficit advances of $1.5 million had been funded since inception in 1998. We declined to purchase two of the joint venture properties and in accordance with the operating agreement we were terminated as the manager of those LLCs. In addition we are no longer managing one of the properties that is outside our geographic clustering strategy.

    We believe that our existing liquidity, our ability to sell ALCs and land sites which do not meet our financial objectives or geographic clustering strategy and our ability to refinance certain owned ALCs and investments will provide us with adequate resources to meet our current operating and investing needs. At December 31, 2001 we did not generate sufficient cash from operations to fund recurring working capital and capital expenditure requirements. We may be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our strategy, including the rehabilitation of ALCs as well as other capital expenditures. We anticipate that we will be able to obtain the additional financing; however, we cannot assure you that we will be able to obtain financing on favorable terms.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2001. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

    For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $350,000.

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

                             EXPECTED MATURITY DATA

                                                                                                              FAIR
                                      2002       2003       2004     2005     2006   THEREAFTER    TOTAL      VALUE
                                      ----       ----       ----     ----     ----   ----------    -----      -----
Fixed rate debt.................... $  578     $ 8,372    $   544   $  587   $ 8,875  $ 58,154    $77,110    $77,110
Average interest rate..............   8.05%       7.99%      7.92%    7.92%    8.00%      8.00%
Variable rate debt................. $6,691     $11,877    $ 5,400   $  353   $  353   $ 10,547    $35,221    $35,221
Average interest rate..............   6.63%       6.02%      4.32%    4.07%    4.07%      4.07%

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of the report:

    (1) Financial Statements. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                                                                                 PAGE
                                                                                                                 ----
Independent Auditors' Report...............................................................................      F-1
Consolidated Balance Sheets................................................................................      F-2
Consolidated Statements of Operations......................................................................      F-3
Consolidated Statements of Shareholders' Equity............................................................      F-4
Consolidated Statements of Cash Flows......................................................................      F-5
Notes to Consolidated Financial Statements.................................................................      F-7

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

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

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

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

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

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

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

10.53 Assignment of interest in management fees owed by Grand Rapids Housing Partners, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

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

10.59 Assignment of interest in the receivable obligation owed by Lansing Housing Partners, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.

10.60 Assignment of interest in management fees owed by Lansing Housing Partners, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

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
                 Capital, Inc.

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

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

10.94*           Deed of Trust Note of ARV Fullerton, L.P. to Red Mortgage
                 Capital, Inc.

10.95* Allonge #1 to Deed of Trust Note of ARV Fullerton, L.P. to Red Mortgage Capital, Inc.

10.96* Deed of Trust between ARV Fullerton, L.P. and Fidelity National Title Insurance

10.97* Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Fullerton, L.P. and Secretary of Housing and Urban Development

10.98* Regulatory Agreement Nursing Homes Projects between ARV Fullerton, L.P. and Federal Housing Commissioner

10.99*           Deed of Trust Note of ARV Acacia, L.P. to Red Mortgage Capital,
                 Inc.

10.100* Allonge #1 to Deed of Trust Note of ARV Acacia, L.P. to Red Mortgage Capital, Inc.

10.101* Deed of Trust between ARV Acacia, L.P. and Fidelity National Title Insurance

10.102* Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Acacia, L.P. and Secretary of Housing and Urban Development

10.103* Regulatory Agreement Nursing Homes Projects between ARV Acacia, L.P. and Federal Housing Commissioner

23.1             Consent of KPMG LLP.

99.1 Complaint in ARV Assisted Living, Inc. v. Lazard Freres Real Estate Investors LLC, et al., case no. 787788, incorporated by reference to the Company's 8-K filed with the Securities and Exchange Commission on May 26, 1998.

* included herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARV ASSISTED LIVING, INC.

                                    By:  /s/    DOUGLAS M. PASQUALE
                                       ----------------------------------------
                                                Douglas M. Pasquale
                                              Chief Executive Officer

Date: March 29, 2002

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

                   SIGNATURE                                             TITLE                               DATE
                   ---------                                             -----                               ----

/s/           DOUGLAS M. PASQUALE                               Chief Executive Officer                 March 29, 2002
----------------------------------------------               (Principal Executive Officer)
              Douglas M. Pasquale

/s/             ABDO H. KHOURY                           President and Chief Financial Officer          March 29, 2002
----------------------------------------------               (Principal Financial Officer)
                Abdo H. Khoury

/s/              JOHN A. MOORE                                         Director                         March 29, 2002
----------------------------------------------
                 John A. Moore

/s/            DAVID P. COLLINS                                        Director                         March 29, 2002
----------------------------------------------
               David P. Collins

/s/            MAURICE J. DEWALD                                       Director                         March 29, 2002
----------------------------------------------
               Maurice J. DeWald

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
ARV Assisted Living, Inc.:

    We have audited the accompanying consolidated balance sheets of ARV Assisted Living, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule described in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARV Assisted Living, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ KPMG LLP

Orange County, California
March 15, 2002

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                               2001          2000
                                                                                           -----------   -----------
CURRENT ASSETS:

  Cash and cash equivalents...........................................................     $    13,234   $    16,817
  Accounts receivable and amounts due from affiliates, net............................             744           829
  Prepaids and other current assets...................................................           3,701         2,291
  Impounds............................................................................           3,779         3,256
  Properties held for sale, net.......................................................             763         3,545
                                                                                           -----------   -----------
TOTAL CURRENT ASSETS..................................................................          22,221        26,738
Property, furniture and equipment.....................................................         116,929       100,461
Goodwill, net.........................................................................          18,354        18,939
Operating lease security deposits.....................................................           9,414         9,778
Other non-current assets..............................................................          10,259        10,024
                                                                                           -----------   -----------
                                                                                           $   177,177   $   165,940
                                                                                           ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable....................................................................     $     2,212   $     2,645
  Accrued payroll costs...............................................................           4,055         3,064
  Other accrued liabilities...........................................................           6,659         8,892
  Notes payable, current portion......................................................           7,269         1,071
  Accrued interest payable............................................................             823           599
                                                                                           -----------   -----------
TOTAL CURRENT LIABILITIES.............................................................          21,018        16,271
Notes payable, less current portion...................................................         105,062        99,130
Lease liabilities.....................................................................           1,995         1,752
Other non-current liabilities.........................................................             641           789
                                                                                           -----------   -----------
                                                                                               128,716       117,942
Minority interest in majority owned entities..........................................             621         1,130

SHAREHOLDERS' EQUITY:

 Series A Preferred stock, convertible and redeemable; 2,000 shares authorized,
   none issued or outstanding at December 31, 2001 and 2000...........................              --            --
Preferred stock, no par value. 8,000 shares authorized, none issued and outstanding...              --            --
 Common stock, $0.01 par value. Authorized 100,000 shares; 17,460 shares issued and
   outstanding at December 31, 2001 and 2000..........................................             175           175
  Additional paid in capital..........................................................         145,337       145,337
  Accumulated deficit.................................................................         (97,672)      (98,644)
                                                                                           -----------   -----------
TOTAL SHAREHOLDERS' EQUITY............................................................          47,840        46,868
                                                                                           -----------   -----------
Commitments and contingent liabilities................................................
                                                                                           $   177,177   $   165,940
                                                                                           ===========   ===========



          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         2001           2000          1999
                                                                                     -----------    -----------   -----------
REVENUE:

  Assisted living community revenue:
  Rental revenue...............................................................      $   117,249    $   112,073   $   110,980
  Assisted living and other services...........................................           24,668         24,024        26,196
  Skilled nursing facility revenue.............................................            2,323          1,960            --
  Management fees..............................................................            1,155            808         1,003
                                                                                     -----------    -----------   -----------
 TOTAL REVENUE.................................................................          145,395        138,865       138,179
                                                                                     -----------    -----------   -----------
OPERATING EXPENSES:

  Assisted living community operating expense..................................           88,185         87,130        87,665
  Skilled nursing facility expenses............................................            2,507          1,901            --
  Community lease expense......................................................           30,943         31,571        32,239
  General and administrative...................................................            9,874         12,288        14,965
  Impairment loss..............................................................               --          6,187        16,368
  Depreciation and amortization................................................            7,878          8,483         8,531
                                                                                     -----------    -----------   -----------
 TOTAL OPERATING EXPENSES......................................................          139,387        147,560       159,768
                                                                                     -----------    -----------   -----------
Income (loss) from operations..................................................            6,008         (8,695)      (21,589)
                                                                                     -----------    -----------   -----------
OTHER INCOME (EXPENSE):

  Interest income..............................................................            1,010          1,532         1,027
  Other income (expense), net..................................................              681            244           376
  Equity in income (loss) of partnerships......................................           (1,798)           791          (884)
  Gain on sale of properties and partnership interests.........................            2,887            500         1,884
  Interest expense.............................................................           (8,949)        (8,368)       (8,933)
  Litigation judgment..........................................................               --             --        (4,368)
                                                                                     -----------    -----------   -----------
 TOTAL OTHER INCOME (EXPENSE)..................................................           (6,169)        (5,301)      (10,898)
                                                                                     -----------    -----------   -----------
Loss before income tax expense, minority interest in income of majority owned
  entities, extraordinary gain, and change in accounting principle.............             (161)       (13,996)      (32,487)
Income tax expense.............................................................              151            160            35
Minority interest in (income) loss of majority owned entities..................             (778)            55          (903)
                                                                                     ------------   -----------   -----------
Loss before extraordinary gain and change in accounting principle                         (1,090)      (14,101)       (33,425)
Extraordinary gain from early extinguishment of debt, net of income tax of
  $200 in 2000.................................................................            2,062         20,613         7,020
                                                                                     -----------    -----------   -----------
Income (loss) from operations before change in accounting principle............              972          6,512       (26,405)
Cumulative effect of change in accounting principle, net of income tax.........               --             --        (1,260)
                                                                                     -----------    -----------   -----------
Net income (loss)..............................................................      $       972    $     6,512   $   (27,665)
                                                                                     ===========    ===========   ===========
Earnings (loss) per share information:
 Basic and diluted earnings  (loss) per common share:
   Loss before extraordinary gain from early extinguishment of debt, and
   cumulative effect of change in accounting principle.........................      $     (0.06)   $     (0.81)  $     (2.09)
  Extraordinary gain from early extinguishment of debt, net of income tax......             0.12           1.19           .44
  Cumulative effect of change in accounting principle, net of income tax.......               --             --          (.08)
                                                                                     -----------    -----------   -----------
 Net earnings (loss)...........................................................      $      0.06    $      0.38   $     (1.73)
                                                                                     ===========    ===========   ===========
 Weighted average common shares outstanding....................................           17,460         17,357        15,968
                                                                                     ===========    ===========   ===========


          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                COMMON STOCK
                                                                          -----------------------   ACCUMULATED
                                                                            SHARES       AMOUNT        DEFICIT        TOTAL
                                                                          ---------   -----------   ------------   -----------
Balance at December 31, 1998.........................................        15,873   $   143,178   $    (77,491)  $    65,687
  Issuance of common stock...........................................           806         1,474             --         1,474
  Adjustment to stock issuance cost-litigation judgment..............            --          (372)            --          (372)
  Net loss...........................................................            --            --        (27,665)      (27,665)
                                                                          ---------   -----------   ------------   -----------
Balance at December 31, 1999.........................................        16,679       144,280       (105,156)       39,124
  Issuance of common stock...........................................           781         1,232             --         1,232
  Net income.........................................................            --            --          6,512         6,512
                                                                          ---------   -----------   ------------   -----------
Balance at December 31, 2000.........................................        17,460       145,512        (98,644)       46,868
  Net income.........................................................            --            --            972           972
                                                                          ---------   -----------   ------------   -----------
Balance at December 31, 2001.........................................        17,460   $   145,512   $    (97,672)  $    47,840
                                                                          =========   ===========   ============   ===========


          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                 2001                2000               1999
                                                                              ----------          ----------          ----------
Cash flows provided by (used in) operating activities:

  Net income (loss)...................................................        $      972          $    6,512          $  (27,665)
  Adjustments to reconcile net income (loss) to net cash provided by
       (used in)
     Operating activities:
     Impairment loss..................................................                --               6,187              16,368
     Extraordinary gain on debt retirement............................            (2,062)            (20,613)             (7,020)
     Change in accounting principle...................................                --                  --               1,260
     Gain on sale of properties and partnership interest..............            (2,887)               (500)             (1,884)
     Depreciation and amortization....................................             7,878               8,483               8,531
     Minority interest in income (loss) of majority owned entities                   778                 (55)                903
     Other............................................................               (80)                (23)                 70
     Changes in assets and liabilities, net of acquisitions:
       (Increase) decrease in:
          Accounts receivable and amounts due from affiliates.........                85               2,210                (696)
          Prepaids and other assets...................................            (1,009)             (2,775)              2,460
          Other non-current assets....................................               694                 (92)               (407)
       Increase (decrease) in:
          Accounts payable and accrued liabilities....................            (2,249)               (756)             (3,476)
          Accrued interest payable....................................               125                (693)               (385)
          Lease concessions...........................................               243                  17                 596
                                                                              ----------          ----------          ----------
          Net cash  provided by (used in) operating activities........             2,488              (2,098)            (11,345)
                                                                              ----------          ----------          ----------
Cash flows provided by (used in) investing activities:
  Net cash paid in acquisition of American Retirement Villas Properties
  III, L.P partnership interest.......................................            (1,242)                 --                  --
  Proceeds from the sale of properties, net of selling cost...........               730               3,820              39,786
  Proceeds from sale of partnerships, net of selling cost.............             2,887                  --               1,884
  Purchase of previously leased communities...........................                --                  --             (14,693)
  Additions to property, furniture and equipment......................            (6,110)             (5,187)             (7,391)
  (Increase) decrease in security deposits............................               459                (498)             (6,400)
  Cash contributed to joint venture...................................                --                  --              (1,251)
  Increase in property held for sale..................................               (90)                 --                  --
                                                                              -----------         ----------          ----------
          Net cash provided by (used in) investing activities.........            (3,366)             (1,865)             11,935
                                                                              ----------          ----------          ----------
Cash flows provided by (used by) financing activities:
  Borrowings under notes payable for purchase of previously leased
    communities.......................................................                --                  --              14,677
  Borrowing under refinancing for owned communities...................            18,660                  --              41,819
  Borrowing under non-secured credit line.............................                --              10,000                  --
  Borrowings under notes payable......................................                --              40,987               2,609
  Repayments of notes payable.........................................           (12,430)            (33,654)            (45,197)
  Repurchase of subordinated debt.....................................            (5,720)             (9,598)             (1,010)
  Distributions to minority partners..................................            (2,513)               (247)             (9,039)
  Loan fees...........................................................              (702)             (1,278)             (1,764)
                                                                              -----------         ----------          ----------
          Net cash provided by financing activities...................            (2,705)              6,210               2,095
                                                                              -----------         ----------          ----------
          Net increase (decrease) in cash and cash equivalents........            (3,583)              2,247               2,685
Cash and cash equivalents at beginning of period......................            16,817              14,570              11,885
                                                                              ----------          ----------          ----------
Cash and cash equivalents at end of period............................        $   13,234          $   16,817          $   14,570
                                                                              ==========          ==========          ==========


          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                 2001                2000               1999
                                                                              ----------          ----------          ----------
Supplemental schedule of cash flow information:
  Cash paid during the year for:
     Interest.........................................................        $    8,656          $    9,061          $    9,318
                                                                              ==========          ==========          ==========
     Income taxes.....................................................        $      151          $      160          $       35
                                                                              ==========          ==========          ==========

Supplemental schedule of non-cash investing and financing activities:
     Conversion of current liability to long-term debt................        $       --          $       --          $    1,000
     Additional costs of private placement............................                --                  --                 372
     Conversion of subordinated notes to common stock.................                --               1,232               1,474


          See accompanying notes to consolidated financial statements.

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

    ARV Assisted Living, Inc. and subsidiaries (the "Company") own, operate, acquire and develop assisted living communities that provide housing to senior citizens, some of whom require assistance with the activities of daily living such as bathing, dressing and grooming.

    At December 31, 2001, we operated 58 assisted living communities ("ALCs") in ten states including 17 which we own ("Owned ALCs"), 33 which we operate pursuant to long-term operating leases ("Leased ALCs") and 8 in which we serve as the property manager ("Managed ALCs"). Limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager and in which we have majority ownership interest are referred to as Affiliated Partnerships. Thirty-seven of the ALCs are located in California. We also manage 3 affordable senior and multifamily apartments (the "Apartment Group"), in 2 of which we serve as the general partner.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which we have controlling interests, have been consolidated into the financial statements. In December 2001, we acquired an additional 51.8% interest in American Retirement Villas Properties III, L.P. ("ARVP III"). The balance sheet on December 31, 2001 includes the accounts of ARVP III while the statement of operations includes the operations from December 14, 2001; the date we acquired greater than 50% of the partnership units. All significant intercompany balances and transactions have been eliminated in consolidation.

CONSOLIDATED PARTNERSHIPS

    Included in the consolidated financial statements are partnerships in which we own from 52.1% to 60.5%. The following is a recap of the assets and liabilities of those partnerships as of December 31, 2001 and 2000:

                                              2001              2000
                                            -------           -------
        Cash                                $ 7,668           $ 2,912
        Other current assets                  3,954             3,425
        Total assets                         72,399            51,041
        Current liabilities                   4,194             2,610
        Long term debt                       60,675            40,943
        Net equity                            7,221             6,424

USE OF ESTIMATES

    In the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America, we have made estimates and assumptions that affect the following:

    o reported amounts of assets and liabilities at the date of the financial statements;
    o disclosure of contingent assets and liabilities at the date of the financial statements; and
    o   reported amounts of revenues and expenses during the reporting period.

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


    Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

IMPOUNDS

    Impounds consist of cash deposits made by the Company to lenders in accordance with the loan agreements.

ADVERTISING

    Advertising costs are expensed as incurred.

STOCK-BASED COMPENSATION

    The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company continues to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Consequently, compensation related to stock options reflects the difference between the grant price and the fair value of the underlying common shares at the grant date. The Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. As required by SFAS No. 123, the Company discloses in Note 5 "Stock Options" the pro forma effect on operations, as if compensation costs were recorded at the estimated fair value of the stock options granted.

PROPERTY, FURNITURE AND EQUIPMENT

    Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

   Buildings and improvements...................................................................    27.5 to 35 years
   Furniture, fixtures and equipment............................................................    3 to 7 years

    Property, furniture and equipment consisted of the following (in thousands):

                                                                                                DECEMBER 31,
                                                                                         --------------------------
                                                                                            2001            2000
                                                                                         ----------      ----------
     Land.........................................................................       $   21,644      $   19,404
     Buildings and improvements...................................................          104,982          84,891
     Furniture, fixtures and equipment............................................           18,251          13,631
                                                                                         ----------      ----------
                                                                                            144,877         117,926
     Accumulated depreciation.....................................................          (27,948)        (17,465)
                                                                                         ----------      ----------
                                                                                         $  116,929      $  100,461
                                                                                         ==========      ==========

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


GOODWILL

    Goodwill represents the excess of the purchase price of acquired assets over the estimated fair value of the net tangible assets acquired. Goodwill was amortized on a straight-line basis over 35 years and includes accumulated amortization of $2,124,000 and $1,539,000 at December 31, 2001 and 2000,
respectively. We periodically review our goodwill to assess its recoverability and impairments will be recognized in the statement of operations if an impairment is determined to have occurred. If we dispose of a significant segment of the operations acquired which generated goodwill, we would allocate the goodwill to the disposal based upon its fair value relative to the fair value of all assets acquired. Recoverability of goodwill is determined based on undiscounted future operating cash flows from the related business unit. The amount of impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Management believes SFAS 142 ("Goodwill and Other Intangible Assets" - see New Accounting Pronouncements) will not have a material impact on the Company's, financial position, results of operation or cash flows.

ACCOUNTING FOR LONG-LIVED ASSETS

    We review our long-lived assets, including goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. Cash flows are reviewed at the community level which is the lowest level of identifiable cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset's fair value. For long-lived assets held for sale, fair value is reduced for costs to sell.

    In 1998, our board of directors decided to sell five Owned ALCs and five development land sites located outside of California. In addition, in 1999 we decided to sell twelve leased ALCs outside the Western United States. These decisions were in keeping with our strategy to focus our efforts on occupancy gains and to lease up ALCs faster. The fair value of the assets, based upon the offers we received from potential buyers, was below the carrying amount of the assets. We recorded an impairment loss of $6.2 million in 2000 and $16.4 million in 1999 on properties, goodwill and investments that did not meet the Company's strategy of focusing in the western United States or were impaired based upon management's analysis described above. Due to market conditions no buyer could be found for the nine ALCs held for sale at December 31, 2000 and in June of 2001, the Company decided to retain these ALCs. The remaining land site in properties held for sale at December 31, 2001 is currently in escrow.

INVESTMENTS

    We are the general partner in five limited partnerships which operate ALCs, four of which are consolidated for the entire 2001 year. We acquired a controlling interest in the remaining partnership in December 2001. As of December 31, 2000 we were also a general partner in two tax credit partnerships (ownership is generally less than 1%). We account for our investment in partnerships where we can exercise significant influence using the equity method because we have less than a controlling interest. Under the terms of the partnership agreements, profits and losses are allocated to the general and limited partners in specified ratios. We generally have unlimited liability for obligations of certain partnerships in which we are the general partner. Liabilities under these obligations have generally not been significant. We have unlimited liability under separate guarantees related to these partnerships. Under Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures," we record our obligations under these agreements as a component of our equity in the income or losses of these partnerships.

    In 1998, we pursued an additional development strategy by entering into joint ventures ("LLCs") designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 in the Hillsdale transaction and to construct three new communities on land sites we owned. Participants in the joint ventures with us are a third-party investor and a third-party developer. The LLCs contracted with the developer to provide development services to perform the renovation and construction. We manage four of the properties operated by the joint ventures for an amount equal to three percent of gross revenues. One property is managed by an unrelated third party. We account for our investment in the joint ventures using the equity method and losses incurred by the LLCs are allocated disproportionately to the joint venture partners based upon their assumption of risk. In 2000 and 2001, certain joint venture partner's capital was reduced to zero, consequently, the losses from the joint venture were allocated to us based upon our capital or percentage interest. We have agreed to fund any operating deficits incurred in connection with the operation of the five joint venture projects, up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLC, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. This agreement will remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. Our current funding of operating deficits since inception in 1998 is $1.5 million. We will have an option to purchase the joint venturer's interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed internal rate of return on the joint venturer's capital contribution. In 2000 we determined that the value of certain of the LLCs was impaired based upon our review of the projected cash flows, accordingly, we wrote down our investment by $5.7 million, to reflect the fair value. In 2001 we declined the option to purchase two of the LLCs that had reached stabilization and in accordance with the LLCs' operating agreement we no longer serve as a manager of the two LLCs.

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

EARNINGS (LOSS) PER SHARE

    We utilize Statement of Financial Accounting Standards 128 "Earnings Per Share", in determining earnings (loss) per share ("EPS"). Basic EPS excludes all dilution and is based upon the weighted average number of

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. Potentially dilutive securities include convertible notes, warrants and stock options which convert to 1,504,003, 1,729,870, and 2,598,654, shares of common stock for the years ended December 31, 2001, 2000 and 1999, respectively.

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

RECLASSIFICATIONS

    We have reclassified certain prior period amounts to conform to the December 31, 2001 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 141 did not have an impact on the Company's financial position, results of operations, or cash flows. The provisions of SFAS 142 eliminate the amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value-based test. The Company is required to adopt SFAS 142 on January 1, 2002. Management believes SFAS 142 will not have a material impact on the Company's, financial position, results of operation or cash flows. The Company is required to adopt SFAS 143 on January 1, 2002. Management believes the adoption of SFAS 143 will not have a material effect on the Company's financial position, results of operations, or cash flows. On October 3, 2001 the FASB issued SFAS 144 Accounting for the Impairment and Disposal of Long Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of". However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company is required to adopt SFAS 144 on January 1, 2002. Management has not determined the impact SFAS 144 will have on the Company's financial position, results of operations, or cash flows.

(2) ACQUISITIONS

    In December 2001, we purchased approximately 9,667 units (51.8%) of ARVP
III. ARVP III has two ALCs one located in Arizona with 164 units and one located in California with 123 units. We accounted for this transaction using the purchase method and paid approximately $4.1 million in cash for the units acquired.

    The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

              Current Assets                                     $   3,796
              Property and equipment                                15,230
              Intangibles and other assets                             289
                                                                  --------
                    Total assets                                    19,315

              Current liabilities                                    1,057
              Long-term debt                                        13,592
                                                                  --------
                    Total liabilities                               14,649

              Net assets acquired                                    4,666
              Less minority interest                                   502
                                                                  --------
              Net value to ARV                                   $   4,164
                                                                  ========


    One loan is secured by an ALC for $5.8 million, at an 8.06% fixed interest rate due in February 2036. The other ALC has a mortgage of $8.0 million, at 9.15% interest due January 2003. Subsequent to December 31, 2001, we amended one of the existing notes to (i) increase the principal sum of the existing loan by approximately $4.0 million, (ii) extend the maturity date of the existing loan to July 1, 2003, and (iii) change the interest rate of the existing loan to 8.5%.

    The purchase price paid in excess of the book value of the net assets acquired required a $3.5 million step-up in basis. This step-up in basis is being amortized over the remaining useful life of the underlying existing assets. The pro forma effect on the statement of operations for the acquisition is as if it had been acquired as of January 1, 2000 is as follows:

                   ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001, AND 2000

                                                                                         2001           2000
                                                                                    -------------  ---------
REVENUE:

  Assisted living community revenue............................................      $   148,499    $   144,934
  Skilled nursing facility revenue.............................................            2,323          1,960
  Management fees..............................................................            1,155            188
                                                                                     -----------    -----------
 TOTAL REVENUE.................................................................          151,977        147,082
                                                                                     -----------    -----------
OPERATING EXPENSES:

  Assisted living community operating expense..................................           92,911         92,348
  Skilled nursing facility expenses............................................            2,507          1,901
  Community lease expense......................................................           30,943         31,571
  General and administrative...................................................            9,874         12,288
  Impairment loss..............................................................               --          6,187
  Depreciation and amortization................................................            8,616          9,587
                                                                                     -----------    -----------

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

 TOTAL OPERATING EXPENSES......................................................          144,851        153,882
                                                                                     -----------    -----------
Income (loss) from operations..................................................            7,126         (6,800)
                                                                                     -----------    -----------
OTHER INCOME (EXPENSE):

  Interest income..............................................................            1,139          1,690
  Other income, net............................................................              666            244
  Equity in income (loss) of partnerships......................................           (1,798)           791
  Gain on sale of properties and partnership interests.........................            2,887          5,323
  Interest expense.............................................................          (10,118)        (9,778)
                                                                                       -----------    -----------
 TOTAL OTHER INCOME (EXPENSE)..................................................           (7,224)        (1,730)
                                                                                     -----------    -----------
Loss before income tax expense, minority interest in income of majority owned
 entities and extraordinary item...............................................              (98)        (8,530)
Income tax expense.............................................................             (160)          (170)
Minority interest in (income) loss of majority owned entities..................             (784)        (3,259)
                                                                                     -----------    -----------
Loss before extraordinary items................................................           (1,042)       (11,959)
Extraordinary gain from early extinguishment of debt, net of income tax of
  $200 in 2000.................................................................            1,996         20,613
                                                                                     -----------    -----------
Net income ....................................................................      $       954    $     8,654
                                                                                     -----------    -----------
Earnings per share basic and diluted...........................................      $      0.05    $      0.50
                                                                                     ===========    ===========

(3) NOTES PAYABLE

    Notes payable consist of the following at December 31 (in thousands except share data):

                                                                                                2001         2000
                                                                                            -----------  -----------
Convertible subordinated notes due April 1, 2006 with interest at 6.75%. The notes Require semi-annual payments of interest and are convertible to common stock at $18.57 per share. The notes may be called by us at declining premiums
 starting at 110% of the principal amount................................................. $     7,253  $    15,253

Notes payable, bearing interest at fixed rate of 9.15 %, payable in monthly installments of principal and interest totaling $108 collateralized by property with a maturity of
 January 2002 through January 2003........................................................       10,036       13,752

Notes payable, bearing interest at floating rates of 30 day LIBOR (1.83% at December 31,
 2001) plus rates between 2.25% and 3.60% payable in monthly installments of principal and interest totaling $169 collateralized by Owned ALCs, maturities
 ranging from August 2002 through September 2004..........................................       23,766       18,972

Note Payable, bearing interest at fixed rate of 7.0%, payable in monthly installments of interest only with principal due in 2010; $4,000 remaining drawable at $1,000 in 2002,
 $1,500 in 2003, $500 in 2004 and $1,000 in 2005..........................................        1,000           --

Notes payable, bearing interest at rates of 7.25% through 8.53%, payable in monthly
 Installments of principal and interest totaling $388 collateralized by property,
 Maturities ranging from July 2010 to January 2037........................................       58,820       40,932

Notes payable to shareholder bearing interest beginning April 2001 at 30-day Treasury
 Rate (1.72% at December 31, 2001) with principal due and payable April 2003..............        1,456        1,292

Notes payable to shareholder bearing interest at 30 day LIBOR (1.83% at December 31,
 2001)  plus 10% payable in monthly installments of interest only, unsecured, maturing
 April 2003...............................................................................       10,000       10,000
                                                                                            -----------  -----------
                                                                                                112,331      100,201
Less amounts currently payable............................................................        7,269        1,071
                                                                                            -----------  -----------
                                                                                            $   105,062  $    99,130
                                                                                            ===========  ===========

    The future annual principal payments of the notes payable at December 31, 2001 are as follows (in thousands):

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

              2002..........................................................................     $     7,269
              2003..........................................................................          20,249
              2004..........................................................................           5,944
              2005..........................................................................             941
              2006..........................................................................           9,228
              Thereafter....................................................................          68,700
                                                                                                 -----------
                                                                                                 $   112,331
                                                                                                 ===========

    In 1998, we paid a lender approximately $1.7 million of fees for an interest rate lock and $0.2 million for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.4 million of the interest rate lock fees in January 1999 and $0.5 million in June 2000 as full and final settlement. We included the amounts received in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999.

    Subsequent to year end we refinanced two ALCs owned by two of our majority owned partnerships. One refinancing increased the loan to $2.4 million for 35 years at an interest rate of 7.56%. The other refinancing amended one of the existing notes to (i) increase the principal sum of the existing loan by approximately $4.0 million, (ii) extend the maturity date of the existing loans to July 1, 2003, and (iii) change the interest rate of the existing loan to 8.5%. In addition, we extended the maturity on one mortgage of $12.3 million until March 2003 while we secure long-term financing. The current portion of notes payable at December 31, 2001, has been adjusted to reflect the impact of these transactions.

    The various debt agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, debt-to-equity and debt service coverage, among others. At December 31, 2001, we were in compliance with the debt covenants.

(4) EMPLOYEE BENEFIT PLANS

SAVINGS PLAN

    Effective January 1, 1997, we established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. We match 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). We match employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our expense related to the Savings Plan was approximately $171,000, $175,000, and $191,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(5) STOCK OPTIONS

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

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


which may be issued under the Plan is 15% of the total outstanding shares at the end of the fiscal year. The number of shares which may be issued for Incentive Stock Options is limited to 1,155,666 shares.

     The 1999 Stock Option Plan of ARV Assisted Living, Inc. is two-tiered and very similar to our 1995 Stock Option and Incentive plan. The maximum number of shares which may be granted under the 1999 and 1995 Plans are 2,400,000 plus 15% of any increase in total outstanding shares since June 30, 1999. During the years ended December 31, 2001 and 2000 additional options granted were 80,000 and 781,025 respectively. As of December 31, 2001 there are 859,129 Incentive Stock Options available for grant under the 1999 and 1995 Plans. Options granted under both stock option plans vest over periods ranging from one and one-half to five years from the date of grant.

    A summary of stock option plans at December 31, 2001 is as follows:

                                                                                       SHARES UNDER
                                                                                        OUTSTANDING
                                                                                          OPTIONS     PRICE PER SHARE
                                                                                       ------------   ---------------

  Authorization of shares........................................................        2,637,089         N/A
  Balance at December 31, 1998                                                           1,087,050    $4.75 - 16.25
  Options granted................................................................        1,745,000    $1.63 - 14.00
  Options exercised..............................................................               --         N/A
  Options canceled...............................................................         (937,750)   $3.00 - 16.25
                                                                                       -----------
  Balance at December 31, 1999                                                           1,894,300    $1.63 - 15.75
  Options granted................................................................          656,500    $1.06 - $0.50
  Options exercised..............................................................               --         N/A
  Options canceled...............................................................         (211,248)   $0.56 - 14.31
                                                                                       -----------
  Balance at December 31, 2000                                                           2,339,552    $0.50 - 14.00
  Options granted................................................................           80,000        $1.40
  Options exercised..............................................................               --         N/A
  Options canceled...............................................................         (665,752)   $0.56 - 14.00
                                                                                       -----------
  Balance at December 31, 2001                                                           1,753,800    $0.50 - 14.00
                                                                                       ===========

    Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with a weighted-average expected life of the option of 10 years.

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

    The following represents the estimated fair value of stock options granted and the assumptions used for calculation for the years ended December 31, 2001, 2000 and 1999:

                                                                               2001           2000           1999
                                                                             -------        -------        -------
   Average estimated fair value per option at grant date..............       $  1.03        $  5.10        $  3.00
   Average exercise price per option granted..........................       $  1.40        $  5.10        $  3.00
   Expected Stock volatility..........................................            60%            60%            60%
   Risk -- free interest rate..........................................          5.0%           5.0%           5.0%

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Option term -- years................................................           10             10             10
   Stock dividend yield...............................................            --             --             --

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows (in thousands, except per share amounts) for the years ended December 31, 2001, 2000 and 1999:

                                                                                2001           2000           1999
                                                                              -------        -------       ---------
Pro forma net income (loss)...........................................        $   972        $ 5,769       $ (28,436)
Pro forma income (loss) per share - basic.............................        $  0.06        $  0.33       $   (1.78)

    A summary of our stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                        2001                          2000                         1999
                                 -------------------------   -------------------------     -------------------------
                                          WEIGHTED AVERAGE            WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                 OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE     OPTIONS    EXERCISE PRICE
                                 -------    --------------   -------    --------------     -------    --------------
Outstanding -- beginning of
  The period...............    2,339,552       $  3.18      1,894,300        $  6.46      1,087,050       $ 13.33
Granted....................       80,000       $  1.40        656,500        $  5.55      1,745,000       $  3.00
Exercised..................           --                           --                            --       $    --
Forfeited..................     (665,752)      $  5.66       (211,248)       $ 10.41       (937,750)      $ 10.56
                               ---------                    ---------                     ---------
Outstanding -- end of
  Period...................    1,753,800       $  2.15      2,339,552        $  3.18      1,894,300       $  6.46
                               ---------                    ---------                     ---------
Exercisable at end of
  Period...................      619,586       $  3.47        503,481        $  5.04         96,800       $ 12.80
                               ---------                    ---------                     ---------
Weighted average fair
  Value of options granted

  During the period........                    $  1.03                       $  5.10                      $  3.00

    At December 31, 2001 options outstanding had a weighted average life of
8.08 years.

(6) INCOME TAXES

    The provision for income tax expense from continuing operations consists of the following for the years ended December 31, 2001 2000 and 1999 (in thousands):

                                                                                   FOR THE YEARS ENDED
                                                                            ----------------------------------
                                                                            2001           2000          1999
                                                                            -----          -----         -----
   Current:
     Federal........................................................        $  --          $  --         $  --
     State..........................................................          151            160            35
                                                                            -----          -----         -----
             Total current..........................................          151            160            35
                                                                            -----          -----         -----
   Deferred:
     Federal........................................................           --             --            --
     State..........................................................           --             --            --
                                                                            -----          -----         -----
             Total deferred.........................................           --             --            --
                                                                            -----          -----         -----
                                                                            $ 151          $ 160         $  35
                                                                            =====          =====         =====

     We have Federal net operating loss carryforwards of approximately $55,000,000, which expire in 2012 to 2021.

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


    A reconciliation of income tax expense (benefit) related to income from continuing operations to the Federal statutory rate of 34% is as follows (in thousands):

                                                                                       FOR THE YEARS ENDED
                                                                             ---------------------------------------
                                                                               2001           2000           1999
                                                                             ---------      ---------      ---------
Income tax expense (benefit) at statutory rate........................       $     (55)     $  (4,759)     $ (15,612)
State income tax expense, net of federal income taxes.................             151            160             36
Reduction of net operating loss carryforwards due to extraordinary
  gain................................................................              --          7,076             --
Change in federal valuation allowance.................................              21         (1,998)        15,282
Other.................................................................              34           (319)           348
                                                                             ---------      ---------      ---------
          Total income tax expense....................................       $     151      $     160      $      54
                                                                             =========      =========      =========

    Temporary differences giving rise to a significant amount of deferred tax assets and liabilities from continuing operations at December 31, 2001 and 2000 are as follows (in thousands):

                                                                                          DECEMBER 31,  DECEMBER 31,
                                                                                             2001           2000
                                                                                         ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards...................................................    $     22,031   $     18,200
  Write down of properties...........................................................          10,367         14,429
  Other..............................................................................             824            512
                                                                                         ------------   ------------
          Gross deferred tax asset...................................................          33,222         33,141
  Less valuation allowance...........................................................         (32,616)       (32,595)
  Deferred tax liabilities -- other..................................................            (606)          (546)
                                                                                         ------------   ------------
          Net long-term deferred tax asset...........................................    $         --   $         --
                                                                                         ============   ============

    A valuation allowance is provided against net deferred tax assets when it is more likely than not that some portion of the deferred tax asset will not be realized. We have established a valuation allowance for 100 percent of the deferred tax assets as, in our best estimate, it is not likely to be realized in the near term.

(7) RELATED PARTY TRANSACTIONS

    Fees and other amounts receivable from affiliates of $7,000, $718,000 and $1,374,000 at December 31, 2001, 2000 and 1999, respectively, consist of receivables related to management services we rendered and non-interest bearing expense advances to various partnerships. Amounts due from affiliates are generally expected to be repaid in subsequent years with cash from operations or from bank financing obtained by the affiliates. Related management fee revenue from affiliates totals $1,002,000, $629,000, and $722,000 during the year ended December 31, 2001, 2000 and 1999, respectively.

    We are reimbursed for certain expenses such as payroll and retirement benefit, supplies and other expenses paid on behalf of Affiliated Partnerships. During the years ended December 31, 2001, 2000 and 1999, respectively, the expenses incurred on behalf of affiliates and the related reimbursements from these affiliates amounted to approximately $25.0 million, $22.3 million, and $17.8 million, respectively. We account for these reimbursements as a reduction of the related expenses.

    Mr. R. Bruce Andrews, a former member of our Board of Directors, is Chief Executive Officer of Nationwide Health Properties, Inc. ("NHP"), a healthcare REIT. NHP is the owner of 16 ALCs we lease. Of that number, leases for 13 ALCs were entered into prior to November 29, 1995, the date Mr. Andrews became a Board member, and leases for three ALCs were entered into during Mr. Andrews' tenure as a board member. Aggregate lease payments

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

under these leases were approximately $13.3 million, $12.5 million, and $11.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(8) SHAREHOLDERS RIGHTS PLAN

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

(9) ASSISTED LIVING COMMUNITY LEASES

    We lease 33 ALCs. The original leases expired from 2006 to 2017, and contained two to three renewal options ranging from five to ten years. In January, 2001 we restructured 16 ALC leases into two lease pools of 8 ALCs each. In each restructured pool, the lease termination date was extended through fiscal 2021. As part of the restructure, we are allowed to finance the additional rent expense of up to $1.0 million during 2001, $1.0 million in 2002, $1.5 million in 2003, $1.0 million in 2004 and $0.5 million in 2005, converting into a note, at 7% interest. Interest only is payable monthly through 2005, and principal payments of $1.0 million per year beginning in 2006 with a due date of December 31, 2010. We also incurred a restructuring fee of $4.5 million payable at $1.5 million for each of the first three years. The restructuring fee is accounted for on a straight-line basis. The restructured lease agreements provide for reimbursement to us from the landlord of capital improvement expenditures up to $3.0 million.

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

    Minimum lease payments required under assisted living community operating leases in effect at December 31, 2001 are as follows:

                                                                                              (IN THOUSANDS)
                                                                                              --------------
       YEAR ENDED DECEMBER 31:
       2002................................................................................   $       32,947
       2003................................................................................           33,380
       2004................................................................................           33,731
       2005................................................................................           34,285
       2006................................................................................           34,858
       Thereafter..........................................................................          384,538
                                                                                              --------------
                                                                                              $      553,739
                                                                                              ==============

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


    Certain of the leases require the payment of additional rent based on a percentage increase of gross revenues. Leases are subject to increase based upon changes in the consumer price index or gross revenues, subject to certain limits, as defined in the individual lease agreements. In the years ended December 31, 2001, 2000 and 1999 such additional rent amounted to $3.1 million, $2.7 million and $2.1 million respectively. Total rent expense was $30.9 million, $31.6 million and $32.2 million in the years ended December 31, 2001, 2000 and 1999, respectively.

(11)  LIQUIDITY

    We believe that our existing liquidity, ability to sell assisted living communities and land sites which do not meet our financial objectives or geographic clustering strategy, and ability to refinance certain assisted living communities will provide adequate resources to meet our current operating and investing needs and support our current growth plans for the next 12 months. We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our growth strategy, including the acquisition of assisted living communities as well as other capital expenditures and to provide additional funds to meet increased working capital requirements.

(12)  COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

    We have guaranteed the indebtedness at December 31, 2001, of certain unconsolidated affiliated partnerships for $3.5 million.

    We are the general partner of certain limited partnerships that serve as the sole members of the borrowing entities which carried loan balances of $15.3 million at December 31, 2001. Although a member of a borrowing entity is not personally liable for any contract or other obligation of that entity, we delivered limited guaranties in connection with the loans. Due to the limited guaranties, we assumed liability for repayment of the loan indebtedness as a result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants. Also, we guaranteed the borrower's obligation to rebalance the loans upon breach of debt service coverage obligations.

    In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued.

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


CONTINGENCIES

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

    During 2001, the Company was named as a defendant in two lawsuits brought by employees of an ALC owned by a majority-owned partnership. In addition, four other employees of the same ALC filed EEOC claims against the Company arising out of the same facts. Subsequent to year-end, the two lawsuits were submitted to mediation and settled. The four remaining claims will be submitted to binding arbitration.

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

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and amounts due from affiliates, net and, accounts payable, accrued payroll costs and other accrued liabilities and accrued interest payable, approximate fair value due to the short-term nature of these instruments. The notes payable bear interest at rates and other terms that approximate current market rates and terms. Therefore, we believe that the carrying value approximates fair value, except for convertible debt which is approximately $5.1 million and $13.5 million at December 31, 2000 and 1999, respectively.

(14)  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                              2001          2000
                                                                                            ---------    ---------
                                                                                                (in thousands)
   Accrued liabilities
     Property taxes....................................................................     $   1,097    $   1,095
     Obligations related to the "Apartment Group" guaranties...........................            --        3,127
     Various other accruals............................................................         5,562        4,670
                                                                                            ---------    ---------
                                                                                            $   6,659    $   8,892
                                                                                            =========    =========

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                FOR THE QUARTER ENDED
                                                              ---------------------------------------------------------
                                                              DECEMBER 31    SEPTEMBER 30      JUNE 30        MARCH 31
                                                              -----------    ------------     ----------      ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001

Total revenue.............................................    $    37,415    $     36,685     $   35,852      $  35,443
Income from operations...................................           1,889           1,724          1,559            836
Net income (loss).........................................           (751)           (739)           797          1,665
Basic and diluted earnings (loss) per share...............          (0.05)          (0.04)          0.05           0.10

2000

Total revenue.............................................    $    34,557    $     34,435     $   34,980      $  34,893
Income (loss) from operations.............................         (7,172)            200           (794)          (929)
Net income (loss).........................................         (7,175)         (1,553)        12,815          2,425
Basic and diluted earnings (loss) per share                         (0.41)          (0.08)          0.73           0.14

                            ARV ASSISTED LIVING, INC
                                AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                                               BALANCE AT                                 BALANCE AT
DESCRIPTION                                                BEGINNING OF YEAR    ADDITIONS   DEDUCTIONS   END OF YEAR
-----------                                                -----------------    ---------   ----------   -----------
Allowance for Other Assets:
  December 31, 1999......................................     $        708       $  1,212     $    31     $   1,889
  December 31, 2000......................................            1,889            791         489         2,191
  December 31, 2001......................................            2,191             --          --         2,191



                  See accompanying independent auditors' report.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

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

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

10.20 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.1 on August 10, 1999.

10.21 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.2 on August 10, 1999.(1)

10.22 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.3 on August 10, 1999.(1)

10.23 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.4 on August 10, 1999.(1)

10.24 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.5 on August 10, 1999.(1)

10.25 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.6 on August 10, 1999.(1)

10.26 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.7 on August 10, 1999.(1)

10.27 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.8 on August 10, 1999.(1)

10.28 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.9 on August 10, 1999.(1)

10.29 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.10 on August 10, 1999.(1)

10.30 Loan Agreement by and between Banc One Capital Funding Corporation and Acacia Villa, LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.11 on August 10, 1999.(1)

10.31 Letter Agreement as to the Loans in the aggregate amount of $39,703,100 from Banc One Capital Funding Corporation to Retirements Inns II LLC dated June 27, 1998 incorporated by reference to the Company's 10Q filed with the Securities and Exchange Commission as exhibit 10.12 on August 10, 1999.

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

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

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

10.53 Assignment of interest in management fees owed by Grand Rapids Housing Partners, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

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
                 Capital, Inc.

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

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

10.94*           Deed of Trust Note of ARV Fullerton, L.P. to Red Mortgage
                 Capital, Inc.

10.95* Allonge #1 to Deed of Trust Note of ARV Fullerton, L.P. to Red Mortgage Capital, Inc.

10.96* Deed of Trust between ARV Fullerton, L.P. and Fidelity National Title Insurance

10.97* Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Fullerton, L.P. and Secretary of Housing and Urban Development

10.98* Regulatory Agreement Nursing Homes Projects between ARV Fullerton, L.P. and Federal Housing Commissioner

10.99*           Deed of Trust Note of ARV Acacia, L.P. to Red Mortgage Capital,
                 Inc.

10.100* Allonge #1 to Deed of Trust Note of ARV Acacia, L.P. to Red Mortgage Capital, Inc.

10.101* Deed of Trust between ARV Acacia, L.P. and Fidelity National Title Insurance

10.102* Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Acacia, L.P. and Secretary of Housing and Urban Development

10.103* Regulatory Agreement Nursing Homes Projects between ARV Acacia, L.P. and Federal Housing Commissioner

23.1*            Consent of KPMG LLP.

99.1 Complaint in ARV Assisted Living, Inc. v. Lazard Freres Real Estate Investors LLC, et al., case no. 787788, incorporated by reference to the Company's 8-K filed with the Securities and Exchange Commission on May 26, 1998.

* included herewith