Form 10-Q
period 2002-03-31
ARV ASSISTED LIVING INC
filed 2002-05-15
CIK 949322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 0-26980

ARV ASSISTED LIVING, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0160968
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

245 FISCHER AVENUE, D-1 COSTA MESA, CA	92626
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:	(714) 751-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of outstanding shares of the Registrant’s Common Stock, no par value, as of May 12, 2002 was 17,459,689.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$13,262	$13,234
Accounts receivable and amounts due from affiliates, net	649	744
Prepaids and other current assets	3,201	3,701
Impounds	4,223	3,779
Property held for sale, net	792	763

Total current assets	22,127	22,221
Property, furniture and equipment, net	115,952	116,929
Goodwill, net	18,354	18,354
Operating lease security deposits	9,243	9,414
Other non-current assets, net	14,866	10,259

	$180,542	$177,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$975	$2,212
Accrued payroll costs	4,245	4,055
Other accrued liabilities	6,869	6,659
Notes payable, current portion	2,690	7,269
Accrued interest payable	984	823

Total current liabilities	15,763	21,018
Notes payable, less current portion	114,315	105,062
Lease liabilities	2,023	1,995
Other non-current liabilities	605	641

	132,706	128,716

Minority interest in majority owned entities	141	621
Shareholders’ equity:
Series A Preferred stock, convertible and redeemable; 2,000 shares authorized, none issued or outstanding at March 31, 2002 and December 31, 2001	—	—
Preferred stock, no par value. 8,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized; 17,460 shares issued and outstanding at March 31, 2002 and December 31, 2001	175	175
Additional paid in capital	145,337	145,337
Accumulated deficit	(97,817)	(97,672)

Total shareholders’ equity	47,695	47,840

Commitments and contingencies
	$180,542	$177,177

See accompanying notes to unaudited condensed consolidated financial statements.

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2002	2001
Revenue:
Assisted living community revenue:
Rental revenue	$32,004	$28,668
Assisted living and other services	6,741	5,905
Skilled nursing facility revenue	763	551
Management fees	270	319

Total revenue	39,778	35,443

Operating expenses:
Assisted living community operating expense	23,624	21,647
Skilled nursing facility expenses	756	571
Community lease expense	8,022	7,708
General and administrative	2,681	2,669
Depreciation and amortization	1,899	2,012

Total operating expenses	36,982	34,607

Income from operations	2,796	836

Other income (expense):
Interest income	51	434
Other income(expense), net	(41)	35
Equity in loss of partnerships	(371)	—
Gain on sale of properties and partnership interests	—	2,887
Interest expense	(2,309)	(2,318)

Total other income (expense)	(2,670)	1,038

Income before income tax expense, minority interest in income of majority owned entities and extraordinary item	126	1,874
Income tax expense	(3)	(23)
Minority interest in income of majority owned entities	(268)	(130)

Income (loss) before extraordinary item	(145)	1,721
Extraordinary loss from early extinguishment of debt, net of income tax	—	(56)

Net income (loss)	$(145)	$1,665

Basic and diluted income (loss) per common share:
Income (loss) before extraordinary loss from early extinguishment of debt	$(0.01)	$0.10
Extraordinary loss from early extinguishment of debt, net of income tax	—	—

Net income (loss)	$(0.01)	$0.10

Weighted average common shares outstanding	17,460	17,460

See accompanying notes to unaudited condensed consolidated financial statements.

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended March 31,
	2002	2001
Net cash provided by (used in) operating activities:	$1,731	$(1,387)

Cash flows provided by (used in) investing activities:
Gain on sale of partnership interests	—	2,887
Additional investment in unconsolidated partnerships	(166)	—
Additions to property, furniture and equipment	(827)	(1,206)
(Increase) decrease in property held for sale	(29)	153
(Increase) decrease in operating lease security deposits	171	(1)

Net cash provided by (used in) investing activities	(851)	1,833

Cash flows provided by (used in) financing activities:
Borrowings under refinancing for owned communities	6,969	10,227
Repayments of notes payable	(2,339)	(9,731)
Collateral deposit under refinancing	(2,000)	—
Distributions to minority partners	(3,281)	(73)
Loan fees	(201)	(344)

Net cash provided by (used in) financing activities	(852)	79

Net increase in cash and cash equivalents	28	525
Cash and cash equivalents at beginning of period	13,234	16,817

Cash and cash equivalents at end of period	$13,262	$17,342

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$2,148	$1,931

Income taxes	$3	$23

Supplemental schedule of non-cash investing activities:
Accrual for operating deficit obligations to unconsolidated partnerships	$167	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2002 and 2001

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We prepared the accompanying condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries (“the Company” or “ARV”) following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) can be condensed or omitted. We have reclassified certain prior year data to conform to the 2002 presentation.

The consolidated financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed consolidated financial statements. To obtain a more detailed understanding of our results, you should also read the consolidated financial statements and notes in our Form 10-K for 2001, which is on file with the SEC.

The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which we have controlling interests, have been consolidated into the financial statements. In December 2001, we acquired approximately 9,667 limited partnership units in American Retirement Villas Properties III, L.P. (“ARVP III”) resulting in a total ownership interest of approximately 52%. The balance sheet at December 31, 2001 includes the accounts of ARVP III while the statement of operations includes the operations of ARVP III for the three months ended March 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

CONSOLIDATED PARTNERSHIPS

Included in the consolidated financial statements are partnerships in which we own less than 80% but more than 50%. The following is a recap of the assets and liabilities of those partnerships as of March 31, 2002 and December 31, 2001:

	2002	2001
Cash	$2,989	$7,668
Other current assets	4,036	3,954
Total assets	72,008	72,399
Current liabilities	3,664	4,194
Long term debt	64,335	60,675
Net equity	4,024	7,221

USE OF ESTIMATES

In preparing the consolidated financial statements conforming with GAAP, we have made estimates and assumptions that affect the following:

•	reported amounts of assets and liabilities at the date of the financial statements;
•	disclosure of contingent assets and liabilities at the date of the financial statements; and
•	reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

CASH AND EQUIVALENTS

For purposes of reporting cash balances, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

IMPOUNDS

Impounds consist of cash deposits for property taxes, insurance and replacement reserves made by the Company to lenders in accordance with the loan agreements.

ADVERTISING

Advertising costs are expensed as incurred.

PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Furniture, fixtures and equipment	3 to 7 years

GOODWILL

Effective, January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that the Company prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The Company has completed a transitional test for goodwill impairment, and has determined that no goodwill impairment was indicated as of January 1, 2002.

The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the period indicated:

Three Months Ended March 31, 2001
Reported net income	$1,665
Add back: goodwill amortization	146

Adjusted net income	$1,811

Per share information:
Reported net income	$0.10
Goodwill amortization	0.00

Adjusted net income	$0.10

SFAS No. 141 “Business Combinations” and SFAS No.142 also require that we disclose the following information related to our intangible assets still subject to amortization. The following table details the balances of the amortizable intangible assets as of March 31, 2002:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Leasehold interest	$10,319	$2,873	$7,446
Loan fees	2,898	1,075	1,823
Deferred lease costs	795	438	357

ACCOUNTING FOR LONG-LIVED ASSETS

We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. Cash flows are reviewed at the community level which is the lowest level of identifiable cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value. For long-lived assets held for sale, fair value is reduced for costs to sell.

We have one land site in properties held for sale at March 31, 2002 and December 31, 2001, which is currently in escrow.

INVESTMENTS IN REAL ESTATE ENTITIES

We are the general partner in five limited partnerships which operate assisted living communities (“ALCs”), four of which were consolidated for the entire 2001 year. We acquired a controlling interest in the fifth partnership in December 2001. We are also the general partner in two tax credit partnerships (ownership is less than 1%). We account for our investment in partnerships where we can exercise significant influence using the equity method because we have less than a controlling interest. Under the terms of the partnership agreements, profits and losses are allocated to the general and limited partners in specified ratios. With the exception of the nonrecourse mortgage debt, we are, in our capacity as general partner, liable for the business obligations of the partnerships. Liabilities under these obligations have generally not been significant. We have liability under separate loan guarantees related to two of these partnerships. Under Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures,” we record our obligations under these agreements as a component of our equity in the income or losses of these partnerships.

In 1998, we pursued an additional development strategy by entering into joint ventures (“LLCs”) designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 in the Hillsdale transaction and to construct three new communities on land sites we owned. Participants in the joint ventures with us are a third-party investor and a third-party developer. The LLCs contracted with the developer to provide development services to perform the renovation and construction. We manage four of the properties operated by the joint ventures for an amount equal to three percent of gross revenues. One property is managed by an unrelated third party. We account for our investment in the joint ventures using the equity method and losses incurred by the LLCs are allocated disproportionately to the joint venture partners based upon their assumption of risk. In 2000 and 2001, certain joint venture partner’s capital was reduced to zero, consequently, the losses from the joint venture were allocated to us based upon our capital or percentage interest. We have agreed to fund any operating deficits incurred in connection with the operation of the five joint venture projects, up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLC, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. This agreement will remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. Our current funding of operating deficits since inception in 1998 is $1.7 million. We will have an option to purchase the joint venturer’s interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed internal rate of return on the joint venturer’s capital contribution. In 2001 we declined the option to purchase two of the LLCs that had reached stabilization and in accordance with the LLCs’ operating agreement we no longer serve as a manager of the two LLCs. In 2000 we determined that the value of certain of the LLCs was impaired based upon our review of the projected cash flows, accordingly, we wrote down our investment by $5.7 million, to reflect the fair value.

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

EARNINGS (LOSS) PER SHARE

We utilize Statement of Financial Accounting Standards 128 “Earnings Per Share”, in determining earnings (loss) per share (“EPS”). Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, or converted into common stock. Potentially dilutive securities include convertible notes, warrants and stock options which convert to 1,544,876 and 1,782,017 shares of common stock as March 31, 2002 and 2001 respectively.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 141 “Business Combinations”, SFAS No. 143 “Accounting for Asset Retirement Obligations”, and SFAS 144 “Accounting for the Impairment and Disposal of Long Lived Assets” on January 1, 2002. The adoption of SFAS Nos. 141, 143, and 144 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

(2)  ACQUISITIONS

In December 2001, we purchased a controlling interest in ARVP III. ARVP III has two ALCs one located in Arizona with 164 units and one located in California with 123 units. We accounted for this transaction using the purchase method and paid approximately $4.1 million in cash for the units acquired.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$3,796
Property and equipment	15,230
Intangibles and other assets	289

Total assets	19,315
Current liabilities	1,057
Long-term debt	13,592

Total liabilities	14,649

Net assets acquired	4,666
Less minority interest	502

Net value to ARV	$4,164

The purchase price paid in excess of the book value of the net assets acquired required a $3.5 million step-up in basis. This step-up in basis is being depreciated over the remaining useful life of the underlying existing assets. The pro forma effect on the statement of operations for the acquisition as if it had been acquired as of January 1, 2001 is as follows:

2001
Total revenue	37,040
Total operating expenses	(35,839)
Total other income (expense)	785

Income before income tax expense, minority interest in income of majority owned entities and extraordinary item	1,986
Income tax expense	(23)
Minority interest in income of majority owned entities	(130)

Income before extraordinary item	1,833
Extraordinary loss from early extinguishment of debt	(122)

Net income	$1,711

Earnings per share basic and diluted	$0.10

(3)    NOTES PAYABLE

Notes payable consist of the following at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
Convertible subordinated notes due April 1, 2006 with interest at 6.75%. The notes require semi-annual payments of interest and are convertible to common stock at $18.57 per share. The notes may be called by us at declining premiums starting at 110% of the principal amount	$7,253	$7,253
Note payable, bearing interest at fixed rate of 8.50 % at March 31, 2002 and 9.15 % at December 31, 2001 payable in monthly installments at March 31, 2002 of principal and interest totaling $96 collateralized by property with a maturity of July 2003	11,959	7,979
Note payable, bearing interest at fixed rate of 9.15%, payable in monthly installments of principal and interest collateralized by property with a maturity of January 2002	—	2,057
Notes payable, bearing interest at floating rates of 30 day LIBOR (1.88% as of March 31, 2002) plus rates between 2.25% and 3.60% payable in monthly installments of principal and interest totaling $169 collateralized by Owned ALCs, maturities ranging from August 2002 through September 2004 (see note 8)	23,609	23,766
Note payable, bearing interest at fixed rate of 7.0%, payable in monthly installments of interest only with principal due in 2010; $3,417 remaining drawable at $417 in 2002, $1,500 in 2003, $500 in 2004 and $1,000 in 2005	1,583	1,000
Notes payable, bearing interest at rates of 7.25% through 8.53%, payable in monthly installments of principal and interest totaling $388 collateralized by property, maturities ranging from July 2010 to February 2037	61,101	58,820
Notes payable to shareholder bearing interest beginning April 2001 at 30-day Treasury Rate (1.77% at March 31, 2002) with principal due and payable April 2003	1,500	1,456
Notes payable to shareholder bearing interest at 30 day LIBOR (1.88% as of March 31, 2002) plus 10% payable in monthly installments of interest only, unsecured, maturing April 2003	10,000	10,000

	117,005	112,331
Less amounts currently payable	2,690	7,269

	$114,315	$105,062

The future annual principal payments of the notes payable at March 31, 2002 are as follows:

Twelve month period ending March 31, 2003	$2,690
Twelve month period ending March 31, 2004	14,977
Twelve month period ending March 31, 2005	31,493
Twelve month period ending March 31, 2006	589
Twelve month period ending March 31, 2007	8,139
Thereafter	59,117

$117,005

In the quarter ended March 31, 2001, certain notes payable were refinanced and the prior debt extinguished, resulting in an extraordinary loss due to the remaining loan costs which were written off at the time of the refinancing.

The Company’s various debt agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At March 31, 2002, we were in compliance with all such covenants.

(4)    LIQUIDITY

We believe that our existing liquidity, ability to sell assisted living communities and land sites which do not meet our financial objectives or geographic clustering strategy, and ability to refinance certain assisted living communities will provide adequate resources to meet our current investing needs and support our current growth plans for the next 12 months. We will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our growth strategy, including the acquisition of assisted living communities as well as other capital expenditures and to provide additional funds to meet increased working capital requirements.

(5)    COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

We have guaranteed indebtedness at March 31, 2002 of certain unconsolidated affiliated partnerships for $3.5 million. Additionally we have guaranteed indebtedness up to $3.7 million to the extent a lender suffers loss from: (i) the partnership’s failure to properly apply insurance proceeds, to deliver required books and records or to properly apply rents; (ii) fraud by the partnership; (iii) filing of bankruptcy by the partnership or the company; or (iv) environmental contamination of the secured properties.

We are the general partner of certain limited partnerships that serve as the sole members of the borrowing entities which had outstanding loan balances of $17.1 million at March 31, 2002. Although a member of a borrowing entity is not personally liable for any contract or other obligation of that entity, we delivered limited guaranties in connection with the loans. Due to the limited guaranties, we assumed liability for repayment of the loan indebtedness as a result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants. We have guaranteed up to $1.0 million of mortgage debt on an ALC and pledged our partnership interest in two of our consolidating partnerships.

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

LITIGATION

During 2001, the Company was named as a defendant in two lawsuits brought by employees of an ALC owned by a majority-owned partnership. In addition, four other employees of the same ALC filed EEOC claims against the Company arising out of the same facts. Subsequent to December 31, 2001 the two lawsuits were submitted to mediation and settled. The four remaining claims will be submitted to binding arbitration.

We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

(6)    RELATED PARTY TRANSACTIONS

On April 24, 2000, the company entered into a Term Loan Agreement with LFSRI II Assisted Living LLC (“LFSRI”), an affiliate of Prometheus. As of May 7, 2001, Prometheus beneficially owned approximately 45.8% of the company’s outstanding Common Stock. Pursuant to the Term Loan Agreement, the company may borrow up to $10,000,000 from LFSRI which, subject to certain conditions, may be extended by one year if no default has occurred. The outstanding amount under the loan bears interest at the annual rate equal to the LIBOR rate for each interest period plus a 10% margin. At March 31, 2002, there was $10,000,000 outstanding. Subsequent to March 31, 2002 the parties amended the Term Loan Agreement, see note 8 “Subsequent Event”. In connection with the Term Loan Agreement, the company issued to LFSRI a warrant to purchase up to 750,000 shares of the company’s Common Stock at a price of $3.00 per share, subject to various adjustments exercisable until April 24, 2005. The company also amended its stockholder rights agreement to prevent shares that Prometheus may be deemed to beneficially own by reason of LFSRI’s rights under the warrant from causing Prometheus to become an “Acquiring Person” and thus causing a triggering event under the rights agreement.

(7)    COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	March 31, 2002	December 31, 2001
Accrued liabilities
Property taxes	$1,793	$1,097
Various other accruals	5,076	5,562

	$6,869	$6,659

(8)    SUBSEQUENT EVENTS

On April 24, 2002, for a fee of $250,000, the parties amended the existing $10.0 million term loan to: (i) increase it to $11.5 million, (ii) change the interest rate to LIBOR plus 9.54% payable monthly and (iii) extend the maturity date to July 1, 2004, with principal payments of $1.5 million on each July 1 until maturity. The proceeds of $1.5 million were used to pay off the note payable to shareholder of $1.5 million.

On May 15, 2002, the Company received approval of loans to refinance loans collateralized by two owned ALCs for $20.0 million; paying off existing loans of $18.4 million with maturities of $6.2 million in August 2002 and $12.2 million in March 2003. As a result this will extend the maturity to June 2004 with an interest rate of 30-day LIBOR plus 3.5% payable monthly. The current portion of notes payable at March 31, 2002, has been adjusted to reflect the impact of these transactions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

This 10-Q report contains forward-looking statements, including statements regarding, among other items:

•	our business strategy;
•	our liquidity requirements and ability to obtain financing;
•	the impact of future acquisitions and developments;
•	the level of future capital expenditures;
•	the impact of inflation and changing prices; and
•	the outcome of certain litigation matters.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•	access to capital necessary for acquisitions and development;
•	our ability to manage growth;
•	the successful integration of ALCs into our portfolio;

•	governmental regulations;
•	competition; and
•	other risks associated with the assisted living industry.

Although we believe we have the resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurances that events anticipated by these forward-looking statements will in fact transpire as expected.

OVERVIEW

ARV Assisted Living, Inc. (“ARV” or the “Company”), originally incorporated in California in 1980 and subsequently merged into a Delaware corporation in 1998, is one of the largest operators of licensed assisted living communities (“ALCs”) in the United States. We are a fully integrated provider of assisted living accommodations and services that operates, acquires and develops ALCs. We have been involved in the senior housing business for more than 20 years. Our operating objective is to provide high quality, personalized assisted living services to senior residents in a cost-effective manner, while maintaining residents’ independence, dignity and quality of life. Our ALCs offer a combination of housing, personalized support services and assistance in activities of daily living in a non-institutional setting. Our ALCs are designed to respond to the individual needs of elderly residents who require assistance with certain activities of daily living, but who do not require the intensive nursing care provided in a skilled nursing facility.

As of March 31, 2002, we operated a total of 59 ALCs containing 6,863 units, 17 of which are owned by us, 33 that are leased by us and 9 that are managed by us. Owned ALCs (“Owned ALCs”) are owned by us directly, or by affiliated limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager and in which we have a majority ownership interest (“Affiliated Partnerships”). Leased ALCs (“Leased ALCs”) are operated by us under long-term operating leases for our own account or for Affiliated Partnerships in which we have a majority ownership interest. Managed ALCs (“Managed ALCs”) are operated by us on behalf of joint ventures or an unrelated third-party. We believe that this blend of ownership, leasehold and management interest in our ALCs allows us to fund our operations in a balanced, efficient manner.

Since commencing operation of ALCs we embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. We focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they “age in place.” In the last three years we have focused on improving the operations of our existing ALCs. In 2001, we acquired two ALCs through acquiring a controlling interest in ARVP III, a California partnership described below. As of March 31, 2002, a substantial portion of our business and operations are conducted in California, where 39 of the 59 ALCs we operate are located. We intend to continue to make the western United States the primary focus of our clustering strategy. Our current attention and resources are focused on enhancing the profitability of our existing core operations. In addition, we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives. One land site is in escrow at March 31, 2002 and one land site has been reclassified to property, furniture and equipment as we do not foresee its sale within the next year.

The Company is the managing general partner of American Retirement Villas Properties III, L.P. (“ARVP III”). On October 4, 2001, C3 Capital, LLC, a California limited liability company (“C3 Capital”), commenced a hostile tender offer, which was later withdrawn, to purchase up to 10,000 ARVP III limited partnership units (“Units”) at a net cash purchase price of $300 per Unit (the “Hostile Offer”), and also filed with the SEC a preliminary consent solicitation pursuant to which C3 Capital sought to remove the Company as the managing general partner, and elect C3 Capital as the general partner of ARVP III.

In response to the Hostile Offer and the consent solicitation, we, through ARVP Acquisition, L.P., a California limited partnership wholly-owned by us, commenced a tender offer on October 18, 2001 for 10,000 Units for $360 per Unit. We amended the tender offer on October 31, 2001 and increased the offer price to $400 per unit from $360 per Unit, increased the number of Units we were seeking to purchase from 10,000 units to all outstanding Units, and reduced the minimum number of Units that must be tendered before we are required to purchase any Units to 30% of the outstanding Units (the “Amended Offer”). The amendment to our original offer was in response to C3 Capital’s withdrawal of its tender offer, and receipt of a highly conditional offer from Vintage Senior Housing, LLC (“Vintage”), an affiliate of C3 Capital, to purchase all of ARVP III’s non-cash assets for $19.5 million. Vintage’s offer was subject to, among other things, significant due diligence and financing contingencies. In addition, on November

9, 2001 we received a revised offer from Vintage increasing the purchase price for the assets of ARVP III to $20 million. In December, 2001 ARVP Acquisition, L.P., acquired a controlling interest in the partnership ARVP III. As of March 31, 2002 we had a 52.3% interest in ARVP III. Accordingly, ARVP III is included in our consolidated financial statements as of December 31, 2001, March 31, 2002 and for the quarter ended March 31, 2002.

In October 2001 we were awarded four management contracts, two in Texas totaling 126 units and two in New Mexico totaling 92 units. In the quarter ended March 31, 2002 we were awarded a management contract for a newly completed ALC that is in the lease-up stage in California.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001

The following table sets forth a comparison of the three months ended March 31, 2002 (the “2002 Quarter”) and the three months ended March 31, 2001 (the “2001 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the amounts below.

Operating Results Before Extraordinary Item
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In millions)

	For the three months ended March 31,		Increase/ (decrease)
(Dollars In Millions)	2002	2001
Revenue:
Assisted living community revenue	$38.7	$34.6	12.1%
Skilled nursing facility revenue	0.8	0.5	38.5%
Management fees	0.3	0.3	15.4%

Total revenue	39.8	35.4	12.2%

Operating expenses:
Assisted living community operating expense	23.6	21.6	9.1%
Skilled nursing facility expenses	0.7	0.6	32.4%
Community lease expense	8.0	7.7	4.1%
General and administrative	2.7	2.7	0.5%
Depreciation and amortization	1.9	2.0	(5.6)%

Total operating expenses	36.9	34.6	6.9%

Income from operations	2.9	0.8	234.5%

Other income (expense):
Interest and other income	—	0.4	(88.3)%
Equity in loss of partnerships	(0.4)	—	(100.0)%
Gain on sale of partnerships	—	2.9	(100.0)%
Interest expense	(2.3)	(2.3)	(0.4)%

Total other income (expense)	(2.7)	1.0	(357.2)%

Income before minority interest in income of majority owned entities and extraordinary item	0.2	1.8	(93.4)%
Minority interest in income of majority owned entities	(0.3)	(0.1)	106.2%

Income (loss) before extraordinary item	$(0.1)	$1.7	(108.7)%

Assisted living revenue increased $4.1 million or 12.3 % to $38.7 million for the three months ended March 31, 2002 from $34.6 million for the three months ended March 30, 2001. This increase was primarily due to:

•	the increase of the number of ALCs which we own or lease from 48 during the 2001 Quarter to 50 during the 2002 Quarter due to the acquisition of ARVP III which has two ALCs; and
•	an increase in average revenue per occupied unit for ALCs which we owned or leased in both periods to $2,399 for the 2002 Quarter as compared to $2,199 for the 2001 Quarter; offset by
•	a decrease in average occupancy for ALCs which we own or lease to 86.6% for the 2002 Quarter from 88.5% for the 2001 Quarter.

Skilled nursing facility revenue increased $0.3 million or 38.5 % to $0.8 million for the three months ended March 31, 2002 from $0.5 million for the three months ended March 30, 2001. This increase was primarily due to an increase in the acuity of residents that are billed to Medicare.

Management fees remained relatively constant for the three months ended March 31, 2002 compared to the three months ended March 30, 2001. Although we have five new management contracts for the 2002 Quarter versus the 2001 Quarter, ARVP III’s management fees, included in the 2001 Quarter, are eliminated in the 2002 Quarter as ARVP III became a consolidated entity as of December 14, 2001.

Assisted living community operating expenses increased $2.0 million or 9.1% from $21.6 million for the quarter ended March 31, 2001 to $23.6 million for the quarter ended March 31, 2002. This increase was primarily due to the following:

•	an increase in the number of ALCs we own or lease from 48 during the 2001 Quarter to 50 during the 2002 Quarter due to the acquisition of ARVP III which has two ALCs;
•	an increase in liability and hazard insurance;
•	an increase in electric utilities due to the California electric crisis;
•	an increase in payroll expenses; partially offset by
•	a decrease in gas utility costs due to a milder winter in California during the 2002 Quarter compared to the 2001 Quarter.

Skilled nursing expenses increased $0.1 million or 32.4% from $0.6 million for the quarter ended March 31, 2001 to $0.7 million for the quarter ended March 31, 2002. This increase was primarily due to the aforementioned reasons.

Community lease expenses increased $0.3 million to $8.0 million for the three months ended March 31, 2002 from $7.7 million for the three months ended March 31, 2001. The increase was primarily due to the increase in lease payments due to the increase in the Consumer Price Index, pursuant to the lease terms.

General and administrative expenses remained relatively constant at $2.7 million the three months ended March 31, 2002 and the three months ended March 31, 2001. Decreases in payroll costs due to lower headcounts were partially offset by higher insurance and legal costs.

Depreciation and amortization expenses decreased $0.1 million or 5.6% to $1.9 million for the three months ended March 31, 2002 from $2.0 million for the three months ended March 31, 2001. This decrease was primarily due to the following:

•	the discontinuation of amortization of goodwill in the 2002 Quarter; and
•	an increase in fully depreciated assets; partially offset by
•	an increase in the number of ALCs we own or lease from 48 during the 2001 Quarter to 50 during the 2002 Quarter due to the acquisition of ARVP III which has two ALCs; and
•	an increase in depreciation related to capital expenditures.

Interest and other income decreased by $0.4 million or 88.3% for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. This decrease was primarily due to lower interest rates and interest earning balances during the 2002 Quarter as compared to the 2001 Quarter.

Gain on sale of assets of $2.9 million in the quarter ended March 31, 2001 was the result of the sale of our interest in five tax credit apartment partnerships that we had previously anticipated selling at a loss.

Interest expense remained constant at $2.3 million for the quarter ended March 31, 2002 and for the quarter ended March 31, 2001. Decreases in interest rates were offset by increased borrowings and the acquisition of the ARVP III communities.

Equity in loss of partnerships was $0.4 million for the quarter ended March 31, 2002. The $0.4 million is due to our share of losses in the unconsolidated joint ventures and funding of certain operating deficits.

Minority interest increased $0.2 million due to the higher income earned in the 2002 Quarter as compared to income earned in the 2001 Quarter by our majority owned partnerships.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances remained relatively constant at $13.2 million at March 31, 2002 and December 31, 2001.

Working capital increased $5.2 million from $1.2 million at December 31, 2001 to $6.4 million at March 31, 2002. The increase was primarily due to the reclassification of the loan on one ALC for $6.2 million due in August 2002 from short-term liabilities to long term liabilities. On May 15, 2002, we received approval of loans to refinance loans collateralized by two Owned ALCs for $20.0 million, paying off existing loans of $18.4 million with maturities of $6.2 million in August 2002 and $12.2 million in March 2003. As a result, this will extend the maturity to June 2004 with an interest rate of 30-day LIBOR plus 3.5%, payable monthly.

Cash provided by operating activities was $1.8 million for the three months ended March 31, 2002 compared to cash used of $1.4 million for the three months ended March 31, 2001. The primary components of cash provided by operating activities for the three months ended March 31, 2002 were:

•	Net loss of $0.1 million; adjusted for
•	$1.9 million non-cash charge of depreciation and amortization expense;
•	$0.4 million for equity in loss of partnerships; and
•	$0.3 million from minority interest income; offset by
•	$0.7 million net change in assets and liabilities.

Cash used in investing activities was $0.9 million for the three months ended March 31, 2002 compared to cash provided by investing activities of $1.8 million for the three months ended March 31, 2001. The primary components of cash used in investing activities for the three months ended March 31, 2002 were:

•	$0.8 million used for purchases of property, furniture and equipment; and
•	$0.2 million funding of partnerships; offset by
•	$0.1 million decrease in operating security deposits.

Cash used in financing activities was $0.9 million for the three months ended March 31, 2002 compared to cash provided by financing activities of $0.1 million for the three months ended March 31, 2001. The primary components of cash provided by financing activities for the three months ended March 31, 2002 were:

•	$6.9 million in debt proceeds for the refinancing of owned ALCs; offset by
•	$3.3 million for distributions to minority partners;
•	$2.3 million for repayments of notes payable;
•	$2.0 million for collateral deposit;
•	$0.2 million for loan fees paid.

The various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At March 31, 2002, we were in compliance with the covenants of the various debt and lease agreements or had obtained waivers.

We refinanced two ALCs owned by two of our majority owned partnerships during the quarter ended March 31, 2002. One refinancing increased the loan to $2.4 million for 35 years at an interest rate of 7.56%. The other refinancing amended one of the existing notes to (i) increase the principal sum of the existing loan by approximately $4.0 million, (ii) extend the maturity date of the existing loans to July 1, 2003, and (iii) change the interest rate of the existing loan to 8.5%. On April 24, 2002, we amended the existing $10.0 million term loan to increase it to $11.5 million, the proceeds of $1.5 million were used to pay off the term loan of $1.5 million for a restructuring fee of $250,000. The new term loan bears interest at LIBOR plus 9.54% payable monthly and has a maturity date of July, 1 2004, with principal payments of $1.5 million on each July 1 until maturity. On May 15, 2002, we received approval of loans to refinance loans collateralized by two Owned ALCs for $20.0 million, paying off existing loans of $18.4 million with maturities of $6.2 million in August 2002 and $12.2 million in March 2003. As a result this will extend the maturity to June 2004 with an interest rate of 30-day LIBOR plus 3.5%, payable monthly.

Pursuant to the terms of an Operating Deficit Payment Agreement, the Company has agreed to fund any operating deficits incurred in connection with the operation of five joint venture projects operating as limited liability companies (“LLC”), up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLC, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. This agreement will remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. As of March 31, 2002, operating deficit advances of $1.7 million had been funded since inception in 1998. We declined to purchase two of the joint venture properties and in accordance with the operating agreement we were terminated as the manager of those LLCs. In addition we are no longer managing one of the properties that is outside our geographic clustering strategy.

We believe that our existing liquidity, our ability to sell ALCs and land sites which do not meet our financial objectives or geographic clustering strategy and our ability to refinance certain owned ALCs and investments will provide us with adequate resources to meet our current operating and investing needs and support our current growth plan for the next twelve months. We may be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our strategy, including the rehabilitation of ALCs as well as other capital expenditures. We anticipate that we will be able to obtain the additional financing; however, we cannot assure you that we will be able to obtain financing on favorable terms.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2002. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

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

Expected Maturity Data – March 31,

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed rate debt	$608	$12,898	$543	$589	$8,139	$59,119	$81,896	$81,896
Average interest rate	8.01%	7.97%	7.93%	7.93%	8.00%	8.00%
Variable rate debt	$20,011	$1,568	$13,530	$—	$—	$—	$35,109	$35,109
Average interest rate	7.39%	9.32%	9.21%

We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operation or liquidity.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

During 2001, two lawsuits were brought by employees of an ALC owned by ARVP II. In addition, four other employees of the same ALC filed EEOC claims arising out of the same facts. During the three months ended March 31, 2002 two lawsuits were submitted to mediation and settled. The four remaining claims have been submitted to binding arbitration.

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

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

(b)    REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARV ASSISTED LIVING, INC.

By:	/s/ DOUGLAS M. PASQUALE
Douglas M. Pasquale Chief Executive Officer

Date:  May 14, 2002

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS M. PASQUALE Douglas M. Pasquale	Chief Executive Officer (Principal Executive Officer)	May 14, 2002

/s/ ABDO H. KHOURY Abdo H. Khoury	President and Chief Financial Officer (Principal Financial & Accounting Officer)	May 14, 2002