Form 10-Q
period 2002-06-30
ARV ASSISTED LIVING INC
filed 2002-08-09
CIK 949322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NUMBER: 0-26980

ARV ASSISTED LIVING, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION) 245 FISCHER AVENUE, D-1 COSTA MESA, CA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	33-0160968 (I.R.S. EMPLOYER IDENTIFICATION NO.) 92626 (ZIP CODE)

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

Yes  ☒    No  ☐

The number of outstanding shares of the issuer’s Common Stock, no par value, as of July 20, 2002 was 17,459,689.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS)

ASSETS

	JUNE 30, 2002	DECEMBER 31, 2001
Current assets:
Cash and cash equivalents	$13,688	$13,234
Accounts receivable and amounts due from affiliates, net	1,182	744
Prepaids and other current assets	4,545	3,701
Impounds	3,451	3,779
Property held for sale, net	—	763

Total current assets	22,866	22,221
Property, furniture and equipment, net	115,544	116,929
Goodwill, net	18,354	18,354
Operating lease security deposits	9,244	9,414
Other non-current assets, net	15,033	10,259

	$181,041	$177,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,998	$2,212
Accrued payroll costs	4,567	4,055
Other accrued liabilities	5,900	6,659
Notes payable, current portion	3,704	7,269
Accrued interest payable	843	823

Total current liabilities	17,012	21,018
Notes payable, less current portion	113,410	105,062
Lease liabilities	2,052	1,995
Other non-current liabilities	568	641

	133,042	128,716

Minority interest in majority owned entities	134	621

Shareholders’ equity:
Series A Preferred stock, $0.01 par value, convertible and redeemable; 2,000 shares authorized, none issued or outstanding at June 30, 2002 and December 31, 2001	—	—
Preferred stock, no par value; 8,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 17,460 shares issued and outstanding at June 30, 2002 and December 31, 2001	175	175
Additional paid in capital	145,337	145,337
Accumulated deficit	(97,647)	(97,672)

Total shareholders’ equity	47,865	47,840

Commitments and contingencies	$181,041	$177,177

See accompanying notes to unaudited condensed consolidated financial statements.

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Revenue:
Assisted living community revenue:
Rental revenue	$31,569	$28,889	$63,573	$57,557
Assisted living and other services	7,084	6,079	13,825	11,984
Skilled nursing facility revenue	831	644	1,594	1,195
Management fees	259	240	529	559

Total revenue	39,743	35,852	79,521	71,295

Operating expenses:
Assisted living community operating expense	23,732	21,441	47,356	43,088
Skilled nursing facility expenses	743	613	1,499	1,184
Community lease expense	8,003	7,671	16,025	15,379
General and administrative	2,610	2,592	5,291	5,261
Depreciation and amortization	1,929	1,976	3,828	3,988

Total operating expenses	37,017	34,293	73,999	68,900

Income from operations	2,726	1,559	5,522	2,395
Other income (expense):
Interest income	109	318	160	752
Other income (expense), net	43	(100)	2	(65)
Equity in loss of partnerships	(255)	—	(626)	—
Gain on sale of properties and partnership interests	54	—	54	2,887
Interest expense	(2,345)	(2,299)	(4,654)	(4,617)

Total other expense	(2,394)	(2,081)	(5,064)	(1,043)

Income (loss) before income tax expense, minority interest in income of majority owned entities and extraordinary item	332	(522)	458	1,352
Income tax expense	(17)	(15)	(20)	(38)
Minority interest in income of majority owned entities	(145)	(272)	(413)	(402)

Income (loss) before extraordinary item	170	(809)	25	912
Extraordinary gain from early extinguishment of debt, net of income tax	—	1,606	—	1,550

Net income	$170	$797	$25	$2,462

Basic and diluted income (loss) per common share:
Income (loss) before extraordinary item	$0.01	$(0.05)	$0.00	$0.05
Extraordinary gain from early extinguishment of debt, net of income tax	—	0.10	—	0.09

Net income	$0.01	$0.05	$0.00	$0.14

Weighted average common shares outstanding	17,460	17,460	17,460	17,460

See accompanying notes to unaudited condensed consolidated financial statements.

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
Net cash provided by (used in) operating activities:	$3,400	$(1,425)
Cash flows provided by (used in) investing activities:
Proceeds from sale of partnership, net of selling cost	—	2,887
Additional investment in unconsolidated limited liability companies	(551)	—
Additions to property, furniture and equipment	(2,212)	(3,078)
Proceeds from the sale of properties, net of selling cost	817	668
(Increase) decrease in operating lease security deposits	170	(2)

Net cash provided by (used in) investing activities	(1,776)	475

Cash flows provided by (used in) financing activities:
Borrowings under refinancing for owned communities	7,386	10,778
Repayments of notes payable	(2,647)	(9,926)
Repayments of subordinated debt	—	(3,000)
Collateral deposit under refinancing	(2,000)	—
Distributions to minority partners	(3,382)	(147)
Loan fees	(527)	(449)

Net cash used in financing activities	(1,170)	(2,744)

Net increase (decrease) in cash and cash equivalents	454	(3,694)
Cash and cash equivalents at beginning of period	13,234	16,817

Cash and cash equivalents at end of period	$13,688	$13,123

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$4,634	$2,233

Income taxes	$20	$38

Supplemental schedule of non-cash investing activities:
Non-cash refinancing of debt	$—	$2,250

Accrual for operating deficit obligations to unconsolidated partnerships	$49	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 and 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries (“the Company” or “ARV”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) can be condensed or omitted. The Company has reclassified certain prior year data to conform to the 2002 presentation.

The consolidated financial statements include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results for the periods presented. These are condensed consolidated financial statements. To obtain a more detailed understanding of the Company’s results, you should also read the consolidated financial statements and notes in the Company’s Form 10-K for our fiscal year ended December 31, 2001, which is on file with the SEC.

The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements are not necessarily indicative of the results for the full year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which the Company has controlling interests, have been consolidated into the financial statements. In December 2001, the Company acquired approximately 9,667 limited partnership units in American Retirement Villas Properties III, L.P. (“ARVP III”) resulting in a total ownership interest of approximately 52%. The balance sheets at December 31, 2001 and June 20, 2002 include the accounts of ARVP III while the statement of operations includes the operations of ARVP III for the three and six month periods ended June 30, 2002 only. All significant intercompany balances and transactions have been eliminated in consolidation.

CONSOLIDATED PARTNERSHIPS

Included in the consolidated financial statements are partnerships in which the Company owns less than 80% but more than 50%. The following is a recap of the assets and liabilities of those partnerships as of June 30, 2002 and December 31, 2001:

	2002	2001
Cash	$3,032	$7,668
Other current assets	4,375	3,954
Total assets	71,810	72,399
Current liabilities	3,684	4,194
Long term debt	64,200	60,675
Net equity	3,925	7,221

USE OF ESTIMATES

In the preparation of the Company’s condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, the Company has made estimates and judgments that affect:

•	reported amounts of assets and liabilities at the date of the financial statements;
•	disclosure of contingent assets and liabilities at the date of the financial statements; and
•	reported amounts of revenues and expenses during the reporting period.

Actual results may differ from these estimates under different assumptions or conditions.

CASH AND EQUIVALENTS

For purposes of reporting cash balances, the Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

IMPOUNDS

Impounds consist of cash deposits for property taxes, insurance and replacement reserves made by the Company to certain lenders in accordance with the loan agreements governing the loans encumbering the Company’s assisted living communities.

ADVERTISING

Advertising costs are expensed as incurred.

PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Furniture, fixtures and equipment	3 to 7 years

GOODWILL

Effective, January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that the Company prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The Company has completed a transitional test for goodwill impairment and has determined that no goodwill impairment was indicated as of January 1, 2002.

The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the period indicated:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Reported net income	$797	$2,462
Add back: goodwill amortization	146	292

Adjusted net income	$943	$2,754

Per share information:
Reported net income	$0.05	$0.14
Goodwill amortization	0.01	0.02

Adjusted net income	$0.06	$0.16

SFAS No. 141 “Business Combinations” and SFAS No.142 also require that the Company disclose the following information related to the Company’s intangible assets still subject to amortization. The following table details the balances of the amortizable intangible assets as of June 30, 2002:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Leasehold interest	$10,319	$3,016	$7,303
Loan fees	2,784	762	2,022
Deferred lease costs	558	212	346

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Company estimates the future cash flows expected to result from using the assets and eventually disposing of them. Cash flows are reviewed at the community level, which is the lowest level of identifiable cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value. For long-lived assets held for sale, fair value is reduced for costs of sale.

One land site that was previously held in property held for sale was sold during the quarter ended June 30, 2002.

INVESTMENTS IN REAL ESTATE ENTITIES

The Company serves as the general partner of five limited partnerships that operate assisted living communities (“ALCs”), four of which were consolidated for the entire 2001 year. The Company acquired a controlling interest in the fifth partnership in December 2001. The Company is also the general partner in two tax credit partnerships (ownership is less than 1%). The Company accounts for the its investment in partnerships where it can exercise significant influence using the equity method because it has less than a controlling interest. Under the terms of the subject partnership agreements, profits and losses are allocated to the general and limited partners in specified ratios. With the exception of non-recourse mortgage debt, the Company, in its capacity as general partner, is liable for all obligations of the limited partnerships. Liabilities under these obligations have generally not been significant. The Company is subject to liability under separate loan guarantees related to two of the partnership loans. Under Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures,” the company records its obligations under these agreements as a component of the Company’s equity in the income or losses of these partnerships.

In 1998, the Company pursued an additional development strategy by entering into joint ventures (“LLCs”) designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 in the Hillsdale transaction and to construct three new communities on land sites the Company owned. Participants in the joint ventures with us are a third-party investor and a third-party developer. The LLCs contracted with the developer to provide development services to perform the renovation and construction. The Company manages four of the properties operated by the joint ventures for a management fee equal to three percent of gross revenues. One property is managed by an unrelated third party. The Company accounts for its investment in the joint ventures using the equity method and losses incurred by the LLCs are allocated disproportionately to the LLC members based upon their assumption of risk. In 2000 and 2001, certain LLC members’ capital was reduced to zero, consequently, the losses from the joint venture were allocated to us based upon the Company’s capital or percentage interest. The Company has agreed to fund any operating deficits incurred in connection with the operation of the five joint venture projects up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties, subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLCs, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. The operating deficit payment agreement will remain in effect from the commencement of operations of a project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. The Company’s current funding of operating deficits since inception in 1998 is $2.0 million. The LLC operating agreements grant the Company options to purchase the other members’ interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed internal rate of return on the members capital contribution. In 2001, the Company declined to exercise the option to purchase two of the LLCs that had reached stabilization and in accordance with the LLCs’ operating agreement, the Company no longer serves as a manager of the two LLCs. In 2000 the Company determined that the value of certain of the LLCs was impaired based upon the Company’s review of the projected cash flows, accordingly, the Company wrote down the its investment by $5.7 million, to reflect the fair value.

GENERAL INSURANCE LIABILITY

The Company utilizes third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company experience.

REVENUE RECOGNITION

The Company recognizes rental, assisted living services and skilled nursing facility revenue from owned and leased communities on a monthly basis as earned. The Company receives fees for property management and partnership administration services from managed communities and recognizes such fees as earned.

ASSISTED LIVING COMMUNITY SALE-LEASEBACK TRANSACTIONS

Certain ALCs were sold subject to leaseback provisions under operating leases. Gains, where recorded, were deferred and amortized into income over the lives of the leases.

EARNINGS (LOSS) PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of securities or other contracts to issue common stock, if dilutive. The basic weighted average number of shares outstanding were 17,459,689 for the quarters and six months ended June 30, 2002 and 2001. The number of incremental diluted shares were 733,889 and 363,171 for the quarters ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 the number of incremental diluted shares were 592,407 and 304,173. The number of anti-dilutive shares for the quarters and six months ended June 30, 2002 and 2001 were 1,140,576 and 1,194,426, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 141 “Business Combinations”, SFAS No. 143 “Accounting for Asset Retirement Obligations”, and SFAS No. 144 “Accounting for the Impairment and Disposal of Long Lived Assets” on January 1, 2002. The adoption of SFAS Nos. 141, 143, and 144 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition, in April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 45 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The only impact the Company expects from the adoption of SFAS No. 145 is the reclassification of prior year extraordinary gains and losses to other income, interest expense and income taxes.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

(2) ACQUISITIONS

In December 2001, the Company purchased a controlling interest in ARVP III. ARVP III owns two ALCs, one located in Arizona with 164 units and one located in California with 123 units. The Company accounted for this transaction using the purchase method and paid approximately $4.1 million in cash for the units acquired.

The following table summarizes the estimated fair or book value of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$3,796
Property and equipment	15,230
Intangibles and other assets	289

Total assets	19,315
Current liabilities	1,057
Long-term debt	13,592

Total liabilities	14,649

Net assets acquired	4,666
Less minority interest	502

Net value to ARV	$4,164

The purchase price paid in excess of the book value of the net assets acquired required a $3.5 million step-up in basis. This step-up in basis is being depreciated over the remaining useful life of the underlying existing assets. The pro forma effect on the statements of operations for the acquisition as if it had been acquired as of January 1, 2001 is as follows:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Total revenue	37,475	74,515
Total operating expenses	(35,496)	(71,335)
Total other income (expense)	(2,358)	(1,573)

Income (loss) before income tax expense, minority interest in income of majority owned entities and extraordinary item	(379)	1,607
Income tax expense	(20)	(43)
Minority interest in income of majority owned entities	(272)	(402)

Income (loss) before extraordinary item	(671)	1,162
Extraordinary gain from early extinguishment of debt	1,606	1,484

Net income	$935	$2,646

Earnings per share basic and diluted	$0.05	$0.15

(3)  NOTES PAYABLE

Notes payable consist of the following at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
Convertible subordinated notes due April 1, 2006 with interest at 6.75%. The Notes require semi-annual payments of interest and are convertible to Common Stock at $18.57 per share. The notes may be called by us at declining premiums Starting at 110% of the principal amount	$7,253	$7,253
Note payable, bearing interest at a fixed rate of 8.50 % at June 30, 2002 and 9.15 % at December 31, 2001 payable in monthly installments at June 30, 2002 of principal and interest totaling $96 collateralized by property with a maturity of July 2003	11,919	7,979
Note payable, bearing interest at a fixed rate of 9.15%, payable in monthly installments of principal and interest collateralized by property with a maturity of January 2002	—	2,057
Notes payable, bearing interest at floating rates of 30 day LIBOR (1.84% as of June 30, 2002) plus rates between 2.25% and 3.60% payable in monthly installments of principal and interest totaling $169 collateralized by Owned ALCs, maturities ranging from August 2002 through September 2004 (see note 8)	23,454	23,766
Note payable, bearing interest at a fixed rate of 7.0%, payable in monthly installments of interest only with principal due in 2010; $3,000 remaining drawable at $1,500 in 2003, $500 in 2004 and $1,000 in 2005	2,000	1,000
Notes payable, bearing interest at rates of 7.25% through 8.53%, payable in monthly installments of principal and interest totaling $446 collateralized by property, maturities ranging from July 2010 to February 2037	60,988	58,820
Notes payable to shareholder bearing interest beginning April 2001 at 30-day Treasury Rate with principal due and payable April 2003	—	1,456
Note payable to shareholder bearing interest at 30 day LIBOR (1.84% as of June 30, 2002) plus 9.54% payable in monthly installments of interest only, principal payments of $1.5 million payable on each July 1 until maturity, unsecured, maturing July 2004	11,500	—
Notes payable to shareholder bearing interest at 30 day LIBOR (1.84% as of June 30, 2002) plus 10% payable in monthly installments of interest only, unsecured, maturing April 2003	—	10,000

	117,114	112,331
Less amounts currently payable	3,704	7,269

	$113,410	$105,062

The future annual principal payments of the notes payable at June 30, 2002 are as follows:

Twelve month period ending June 30, 2003	$3,704
Twelve month period ending June 30, 2004	14,364
Twelve month period ending June 30, 2005	31,343
Twelve month period ending June 30, 2006	7,854
Twelve month period ending June 30, 2007	898
Thereafter	58,951

$117,114

In the quarter ended March 31, 2001, certain notes payable were refinanced and the prior debt extinguished, resulting in an extraordinary loss due to the remaining deferred financing costs that were written off at the time of the refinancing. In the quarter ended June 30, 2001, $7.0 million of convertible subordinated notes were repurchased resulting in an extraordinary gain of $1.6 million due to a cash prepayment and refinancing through a promissory note offset in part by the write-off of loan issuance costs related to the $7.0 million convertible subordinated note.

The Company’s various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At June 30, 2002, the Company was in compliance with all such covenants or had obtained waivers.

(4)  LIQUIDITY

The Company believes that its existing liquidity, ability to sell assisted living communities and land sites which do not meet its financial objectives or geographic clustering strategy, and ability to refinance certain assisted living communities will provide adequate resources to meet current investing needs and support current growth plans for the next 12 months. The Company will be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance its growth strategy, including the acquisition of assisted living communities as well as other capital expenditures and to provide additional funds to meet increased working capital requirements.

(5)  COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

The Company has guaranteed indebtedness at June 30, 2002 of certain unconsolidated affiliated partnerships for $3.5 million. Additionally the Company has guaranteed partnership indebtedness up to $3.7 million to the extent a lender suffers loss from: (i) the partnership’s failure to properly apply insurance proceeds, to deliver required books and records or to properly apply rents; (ii) fraud by the partnership; (iii) filing of bankruptcy by the partnership or the company; or (iv) environmental contamination of the secured properties.

The Company is the general partner of certain limited partnerships that in turn serve as the sole members of certain borrowing limited liability companies which had outstanding loan balances of $17.1 million at June 30, 2002. Although a member of a limited liability company is not personally liable for any contractual or other obligation of that entity, the Company delivered limited guaranties in connection with the loans. Due to the limited guaranties, the Company assumed liability for repayment of the loan indebtedness as a result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants. The Company also guaranteed up to $1.0 million of mortgage debt secured by an ALC and pledged its partnership interest in two of our consolidating partnerships through July 2003.

In the Company’s opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued.

CONTINGENCIES

The Company entered into four long-term leases of ALCs, the acquisition and construction of which have been or are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the ALCs must comply with certain federal income tax requirements. These requirements principally pertain to the maximum income level of a specified portion of the residents. Should the Company elect to execute additional leases for ALCs to be constructed with bond financing, the same and possibly additional restrictions are anticipated to be imposed. Failure to satisfy these requirements will constitute an event of default under the leases, thereby permitting the landlord to accelerate their termination. Failure to obtain low-income residents in the sequence and time required could materially affect the lease-up schedule and, therefore, cash flow from such ALCs.

LITIGATION

During 2001, four employees of an ALC owned by American Retirement Villas Properties II, a majority owned partnership filed EEOC claims against the Company. The claims have been submitted to binding arbitration.

Other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Company, there are no material legal proceedings pending against the Company. While the Company cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

GENERAL LIABILITY INSURANCE

In order to protect itself against lawsuits and claims relating to general and professional liability, the Company currently maintains third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, the Company’s coverage is provided subject to varying deductible levels and liability amounts. As the result of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. Consistent with this trend, the Company’s general liability coverage is subject to significant deductible levels on a per occurrence basis for all states of operation, with materially higher deductible levels assessed for Texas and Florida, for the nine months ended December 31, 2001 and the three months ended March 31, 2002. For the three months ended June 30, 2002, the Company’s general liability deductible per occurrence has again been materially increased for all states of operation. Losses up to these deductible levels are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company experience. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that the Company will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

(6)  RELATED PARTY TRANSACTIONS

On April 24, 2000, the Company entered into a Term Loan Agreement with LFSRI II Assisted Living LLC (“LFSRI”), an affiliate of Prometheus Assisted Living LLC (“Prometheus”). As of May 7, 2001, Prometheus beneficially owned approximately 45.8% of the Company’s outstanding Common Stock. Pursuant to the Term Loan Agreement, the Company could borrow up to $10,000,000 from LFSRI, subject to certain conditions, and could be extended by one year if no default occurred. On April 24, 2002, for a fee of $250,000, the parties amended the existing $10.0 million term loan to: (i) increase the principal amount by $1.5 million to $11.5 million, (ii) decrease the interest rate to LIBOR plus 9.54% payable monthly and (iii) extend the maturity date to July, 1 2004, with principal payments of $1.5 million due on each July 1 until maturity. The proceeds of $1.5 million were used to pay off the note payable to Prometheus of $1.5 million. In connection with the Term Loan Agreement, the Company issued to LFSRI a warrant to purchase up to 750,000 shares of the Company’s Common Stock at a price of $3.00 per share, subject to various adjustments, which is exercisable until April 24, 2005. Also on April 24, 2000, the Company amended its Rights Agreement to prevent shares that Prometheus may be deemed to beneficially own by reason of LFSRI’s rights under the warrant from causing Prometheus to become an “Acquiring Person” and thus causing a triggering event under the Rights Agreement.

(7)  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	June 30, 2002	December 31, 2001
Accrued liabilities
Property taxes	$1,091	$1,097
Various other accruals	4,809	5,562

	$5,900	$6,659

(8)  SUBSEQUENT EVENTS

On July 18, 2002, the Company completed the refinancing of two loans collateralized by two owned ALCs in an aggregate amount of $24.0 million. The loan proceeds were used to satisfy existing loans totaling $18.4 million, with maturities of $6.2 million in August 2002 and $12.2 million in March 2003. The new loan matures in August 2004 and accrues interest at a rate of 30-day LIBOR plus 3.5%, with a minimum interest rate of 7%, payable monthly. The current portion of notes payable at June 30, 2002, has been adjusted to reflect the impact of this transaction.

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

Although the Company believes it has the resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurances that events anticipated by these forward-looking statements will in fact transpire as expected.

OVERVIEW

ARV Assisted Living, Inc. (“ARV” or the “Company”), originally incorporated in California in 1980 and subsequently merged into a Delaware corporation in 1998, is one of the largest operators of licensed assisted living communities (“ALCs”) in the United States. ARV is a fully integrated provider of assisted living accommodations and services that operates, acquires and develops ALCs. We have been involved in the senior housing business for more than 20 years. Our operating objective is to provide high quality, personalized assisted living services to senior residents in a cost-effective manner, while maintaining residents’ independence, dignity and quality of life. Our ALCs offer a combination of housing, personalized support services and assistance in activities of daily living in a non-institutional setting. Our ALCs are designed to respond to the individual needs of elderly residents who require assistance with certain activities of daily living, but who do not require the intensive nursing care provided in a skilled nursing facility.

As of June 30, 2002, we operated a total of 59 ALCs containing 6,863 units, 17 of which are owned by us, 33 that are leased by us and 9 that are managed by us. Owned ALCs (“Owned ALCs”) are owned by us directly, or by affiliated limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager and in which we have a majority ownership interest (“Affiliated Partnerships”). Leased ALCs (“Leased ALCs”) are operated under long-term operating leases for our own account or for Affiliated Partnerships in which we have a majority ownership interest. Managed ALCs (“Managed ALCs”) are operated on behalf of joint ventures or an unrelated third-party. We believe that this blend of ownership, leasehold and management interest in our ALCs allows us to fund our operations in a balanced, efficient manner.

Since commencing operation of ALCs we embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. We focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they “age in place.” In the last three years we have focused on improving the operations of our existing ALCs. In December 2001, we acquired two ALCs through acquiring a controlling interest in ARVP III, a California partnership described below. As of June 30, 2002, a substantial portion of our business and operations are conducted in California, where 39 of the 59 ALCs we operate are located. We intend to continue to make the western United States the primary focus of our clustering strategy. Our current attention and resources are focused on enhancing the profitability of our existing core operations. In addition, we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives.

In October 2001, we entered into four management contracts providing for the Company’s management of certain ALCs, two in Texas totaling 126 units and two in New Mexico totaling 92 units. In January 2002 we entered into a fifth management contract for a newly completed ALC that is in the lease-up stage in California.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

The following table sets forth a comparison of the three months ended June 30, 2002 (the “2002 Quarter”) and the three months ended June 30, 2001 (the “2001 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results Before Extraordinary Item
For the Three Months Ended June 30, 2002 and 2001
(Unaudited)

(Dollars in millions)	For the three months ended June 30,		Increase/ (decrease)
	2002	2001
Revenue:
Assisted living community revenue	$38.6	$35.0	10.5%
Skilled nursing facility revenue	0.8	0.7	29.0%
Management fees	0.3	0.2	7.9%

Total revenue	39.7	35.9	10.9%

Operating expenses:
Assisted living community operating expense	23.7	21.4	10.7%
Skilled nursing facility expenses	0.8	0.6	21.2%
Community lease expense	8.0	7.7	4.3%
General and administrative	2.6	2.6	0.7%
Depreciation and amortization	1.9	2.0	(2.4)%

Total operating expenses	37.0	34.3	7.9%

Income from operations	2.7	1.6	74.9%
Other income (expense):
Interest and other income	0.2	0.2	(30.3)%
Equity in loss of partnerships	(0.3)	—	100.0%
Gain on sale of properties and partnership interests	0.1	—	100.0%
Interest expense	(2.4)	(2.3)	2.0%

Total other income (expense)	(2.4)	(2.1)	15.0%

Income before minority interest in income of majority owned entities and extraordinary item	0.3	(0.5)	163.6%
Minority interest in income of majority owned entities	(0.1)	(0.3)	(46.7)%

Income (loss) before extraordinary item	$0.2	$(0.8)	121.0%

Assisted living revenue increased $3.6 million or 10.5 % to $38.6 million for the three months ended June 30, 2002 from $35.0 million for the three months ended June 30, 2001. This increase was primarily due to:

•	the increase in the number of ALCs which we own or lease from 48 during the 2001 Quarter to 50 during the 2002 Quarter due to the acquisition of ARVP III which has two ALCs; and

•	an increase in average revenue per occupied unit for ALCs which we owned or leased in both periods to $2,407 for the 2002 Quarter as compared to $2,231 for the 2001 Quarter; offset by

•	a decrease in average occupancy for ALCs which we own or lease to 85.8% for the 2002 Quarter from 88.3% for the 2001 Quarter.

Skilled nursing facility revenue increased $0.1 million or 29.0 % to $0.8 million for the three months ended June 30, 2002 from $0.7 million for the three months ended June 30, 2001. This increase was primarily due to an increase in the number of residents that are billed to Medicare.

Management fees increased $0.1 million or 7.9 % to $0.3 million for the quarter ended June 30, 2002 from $0.2 million for the quarter ended June 30, 2001. The increase is due to the five new management contracts for the 2002 period versus the 2001 period, offset by the management fees from ARVP III included in the 2001 quarter and are eliminated in the 2002 quarter as ARVP III became a consolidated entity as of December 14, 2001.

Assisted living community operating expenses increased $2.3 million or 10.7% from $21.4 million for the quarter ended June 30, 2001 to $23.7 million for the quarter ended June 30, 2002. This increase was primarily due to the following:

•	an increase in the number of ALCs we own or lease from 48 during the 2001 Quarter to 50 during the 2002 Quarter due to the acquisition of ARVP III which has two ALCs;

•	an increase in liability and hazard insurance expenses;

•	an increase in electric utilities due to the increase in electric rates;

•	an increase workers compensation insurance and other payroll expenses; partially offset by

•	a decrease in gas utility costs due to a milder weather in California during the 2002 Quarter compared to the 2001 Quarter.

Skilled nursing expenses increased $0.2 million or 21.2% from $0.6 million for the quarter ended June 30, 2001 to $0.8 million for the quarter ended June 30, 2002. This increase was primarily due to the following:

•	an increase in liability and hazard insurance expenses;

•	an increase in electric utilities due to the increase in California electric rates; and

•	an increase in payroll expenses.

Community lease expenses increased $0.3 million or 4.3% to $8.0 million for the three months ended June 30, 2002 from $7.7 million for the three months ended June 30, 2001. The increase was primarily due to contracted rate increases tied to the increase in the Consumer Price Index and additional rents due to increases in revenue.

General and administrative expenses remained relatively constant at $2.6 million for the three months ended June 30, 2002 and the three months ended June 30, 2001. Decreases in payroll costs due to lower headcounts were partially offset by higher insurance expenses and legal costs.

Depreciation and amortization expenses decreased $0.1 million or 2.4% to $1.9 million for the three months ended June 30, 2002 from $2.0 million for the three months ended June 30, 2001. This decrease was primarily due to the following:

•	the discontinuation of amortization of goodwill in the 2002 Quarter; and

•	an increase in fully depreciated assets; partially offset by

•	an increase in the number of ALCs we own or lease from 48 during the 2001 Quarter to 50 during the 2002 Quarter due to the acquisition of ARVP III which has two ALCs; and

•	an increase in depreciation related to additions to property plant and equipment.

Interest and other income remained relatively constant at $0.2 million for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Equity in loss of partnerships was $0.3 million for the quarter ended June 30, 2002. The $0.3 million is due to our share of losses or gains in the unconsolidated joint ventures and funding of certain operating deficits.

Gain on sale of properties and partnership interests of $0.1 million in the quarter ended June 30, 2002 occurred as the result of the sale of Texas land that was previously classified in properties held for sale.

Interest expense increased by $0.1 million or 2.0% to $2.4 million for the quarter ended June 30, 2002 compared to $2.3 million for the quarter ended June 30, 2001. Interest on increased borrowings and the acquisition of the ARVP III communities were partially offset by decreases in interest rates.

Minority interest in income of majority owned entities decreased $0.2 million or 46.7% to $0.1 million for the quarter ended June 30, 2002 compared to $0.3 million for the quarter ended June 30, 2001. The decrease was due to the lower income earned in the 2002 Quarter as compared to income earned in the 2001 Quarter by our majority owned partnerships.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

The following table sets forth a comparison of the six months ended June 30, 2002 (the “2002 period”) and the six months ended June 30, 2001 (the “2001 period”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results Before Extraordinary Item
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

(Dollars in millions)	For the six months ended June 30,		Increase/ (decrease)
	2002	2001
Revenue:
Assisted living community revenue	$77.4	$69.5	11.3%
Skilled nursing facility revenue	1.6	1.2	33.4%
Management fees	0.5	0.6	(5.4)%

Total revenue	79.5	71.3	11.5%

Operating expenses:
Assisted living community operating expense	47.4	43.1	9.9%
Skilled nursing facility expenses	1.5	1.2	26.6%
Community lease expense	16.0	15.4	4.2%
General and administrative	5.3	5.2	0.6%
Depreciation and amortization	3.8	4.0	(4.0)%

Total operating expenses	74.0	68.9	7.4%

Income from operations	5.5	2.4	130.6%
Other income (expense):
Interest and other income	0.1	0.7	(76.4)%
Equity in loss of partnerships	(0.6)	—	(100.0)%
Gain on sale of properties and partnership interests	0.1	2.9	(98.1)%
Interest expense	(4.7)	(4.6)	0.8%

Total other income (expense)	(5.1)	(1.0)	385.5%

Income before minority interest in income of majority owned entities and extraordinary item	0.4	1.4	(66.1)%
Minority interest in income of majority owned entities	(0.4)	(0.4)	(2.7)%

Income (loss) before extraordinary item	$0.0	$1.0	(97.3)%

Assisted living revenue increased $7.9 million or 11.3 % to $77.4 million for the six months ended June 30, 2002 from $69.5 million for the six months ended June 30, 2001. This increase was primarily due to:

•	the increase in the number of ALCs which we own or lease from 48 during the 2001 period to 50 during the 2002 period due to the acquisition of ARVP III which has two ALCs; and

•	an increase in average revenue per occupied unit for ALCs which we owned or leased in both periods to $2,403 for the 2002 period as compared to $2,210 for the 2001 period; offset by

•	a decrease in average occupancy for ALCs which we own or lease to 86.2% for the 2002 period from 88.6% for the 2001 period.

Skilled nursing facility revenue increased $0.4 million or 33.4 % to $1.6 million for the six months ended June 30, 2002 from $1.2 million for the six months ended June 30, 2001. This increase was primarily due to an increase in the number of residents that are billed to Medicare.

Management fees decreased $0.1 million or 5.4 % to $0.5 million for the six months ended June 30, 2002 from $0.6 million for the six months ended June 30, 2001. This decrease was primarily due to:

•	ARVP III’s management fees, included in the 2001 period are eliminated in the 2002 period as ARVP III became a consolidated entity as of December 14, 2001; and
•	management fees from apartment partnership interests sold in the first quarter of 2001; partially offset by
•	five new management contracts for the 2002 period.

Assisted living community operating expenses increased $4.3 million or 9.9% from $43.1 million for the six months ended June 30, 2001 to $47.4 million for the six months ended June 30, 2002. This increase was primarily due to the following:

•	an increase in the number of ALCs we own or lease from 48 during the 2001 period to 50 during the 2002 period due to the acquisition of ARVP III which has two ALCs;
•	an increase in liability and hazard insurance expenses;
•	an increase in electric utilities due to the increase in electric rates;
•	an increase in payroll expenses, primarily workers compensation insurance; partially offset by
•	a decrease in gas utility costs due to a milder winter in California during the 2002 period compared to the 2001 period.

Skilled nursing expenses increased $0.3 million or 26.6% from $1.2 million for the six months ended June 30, 2001 to $1.5 million for the six months ended June 30, 2002. This increase was primarily due to:

•	an increase in liability and hazard insurance expenses;
•	an increase in professional fees, as this facility is managed by a third party;
•	an increase in electric utilities due to the increase in electric rates;
•	an increase in payroll expenses, primarily workers compensation insurance; partially offset by
•	a decrease in gas utility costs due to a milder winter in California during the 2002 period compared to the 2001 period.

Community lease expenses increased $0.6 million or 4.2% from $15.4 million for the six months ended June 30, 2001 to $16.0 million for the six months ended June 30, 2002. The increase was primarily due to contracted rate increases tied to the increase in the Consumer Price Index and additional rents due to increases in revenue.

General and administrative expenses increased $0.1 million or 0.6% from $5.2 million for the six months ended June 30, 2001 to $5.3 million for the six months ended June 30, 2002. Higher insurance expenses and legal costs were partially offset by decreases in payroll costs due to lower headcounts.

Depreciation and amortization expenses decreased $0.2 million or 4.0% to $3.8 million for the six months ended June 30, 2002 from $4.0 million for the six months ended June 30, 2001. This decrease was primarily due to the following:

•	the discontinuation of amortization of goodwill in 2002; and
•	an increase in fully depreciated assets; partially offset by
•	an increase in the number of ALCs we own or lease from 48 during the 2001 to 50 during 2002 due to the acquisition of ARVP III which has two ALCs; and
•	an increase in depreciation related to additions to property plant and equipment.

Interest and other income decreased $0.6 million or 76.4% to $0.1 million for the six months ended June 30, 2002 from $0.7 million for the six months ended June 30, 2001. The decrease was primarily the result of lower interest rates and lower interest earning balances during 2002 as compared to 2001.

Equity in loss of partnerships was $0.6 million for the six months ended June 30, 2002. The $0.6 million is due to our share of losses or gains in the unconsolidated joint ventures and funding of certain operating deficits.

Gain on sale of properties and partnership interest of $0.1 million in the six months ended June 30, 2002 was the result of the sale of land in Texas. The gain on sale of properties and partnership interests of $2.9 million in the six months ended June 30, 2001 was the result of the sale of our interest in five tax credit apartment partnerships that we had previously anticipated selling at a loss.

Interest expense increased $0.1 million or 0.8% to $4.7 million for the six months ended June 30, 2002 from $4.6 million for the six months ended June 30, 2001. Decreases in interest rates were offset by increased borrowings and the acquisition of the ARVP III communities.

Minority interest in income of majority owned entities remained relatively constant at $0.4 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $13.7 million and $13.2 million at June 30, 2002 and December 31, 2001, respectively.

Working capital increased $4.7 million from $1.2 million at December 31, 2001 to $5.9 million at June 30, 2002. The increase was primarily due to the reclassification of the loan on one ALC for $6.2 million due in August 2002 from short-term liabilities to long term liabilities. On July 18, 2002, we completed the refinancing of two loans collateralized by two Owned ALCs in an aggregate amount of $24.0 million, paying off existing loans of $18.4 million with maturities of $6.2 million in August 2002 and $12.2 million in March 2003. The new loan matures in August 2004 and bears interest at a rate equal to the 30-day LIBOR plus 3.5% with a minimum rate of 7.0% payable monthly.

Cash provided by operating activities was $3.4 million for the six months ended June 30, 2002 compared to cash used of $1.4 million for the six months ended June 30, 2001. The primary components of cash provided by operating activities for the six months ended June 30, 2002 were:

•	Net income of $0.0 million; adjusted for
•	$3.8 million non-cash charge of depreciation and amortization expense;
•	$0.6 million for equity in loss of partnerships; and
•	$0.4 million from minority interest income; offset by
•	$1.6 million net change in assets and liabilities.

Cash used in investing activities was $1.7 million for the six months ended June 30, 2002 compared to cash provided by investing activities of $0.5 million for the six months ended June 30, 2001. The primary components of cash used in investing activities for the six months ended June 30, 2002 were:

•	$2.2 million used for purchases of property, furniture and equipment; and
•	$0.5 million funding of partnerships; offset by
•	$0.8 million proceeds from the sale of land; and
•	$0.2 million decrease in operating security deposits.

Cash used in financing activities was $1.2 million for the six months ended June 30, 2002 compared to cash used in financing activities of $2.7 million for the six months ended June 30, 2001. The primary components of cash used in financing activities for the six months ended June 30, 2002 were:

•	$3.4 million for distributions to minority partners;
•	$2.7 million for repayments of notes payable;
•	$2.0 million for collateral deposit;
•	$0.5 million for loan fees paid; offset by
•	$7.4 million in debt proceeds for the refinancing of owned ALCs

Various debt and lease agreements binding the company contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At June 30, 2002, we were in compliance with the covenants of the various debt and lease agreements or had obtained waivers of the covenants.

We lease 33 ALCs that have lease termination dates from 2010 to 2021. Sixteen of the leases were re-negotiated in January 2001 to extend their lease termination through fiscal 2021. Certain of the leases require the payment of additional rent based on a percentage increase of gross revenues. Leases are subject to increase based upon changes in the consumer price index, subject to certain limits, as defined in the individual lease agreements.

We refinanced two ALCs owned by two of our majority owned partnerships during the quarter ended March 31, 2002. One refinancing increased the loan to $2.4 million for 35 years at an interest rate of 7.56%. The other refinancing amended one of the existing notes to (i) increase the principal sum of the existing loan by approximately $4.0 million, (ii) extend the maturity date of the existing loan to July 1, 2003, and (iii) change the interest rate of the existing loan to 8.5%. On April 24, 2002 for a fee of $250,000, we amended the existing $10.0 million term loan to increase the principal amount by $1.5 million to $11.5 million and the proceeds of $1.5 million were used to pay off the payable to Prometheus of $1.5. The new term loan bears interest at LIBOR plus 9.54% payable monthly and has a maturity date of July 1, 2004, with principal payments of $1.5 million due on each July 1 until maturity. On July 18, 2002, we refinanced loans collateralized by two Owned ALCs for $24.0 million, paying off existing loans in an aggregate amount of $18.4 million with maturities of $6.2 million in August 2002 and $12.2 million in March 2003. The new loan matures in August 2004 and accrues interest at a rate of 30-day LIBOR plus 3.5%, with a minimum interest of 7.0% payable monthly.

Pursuant to the terms of an Operating Deficit Payment Agreement, the Company has agreed to fund any operating deficits incurred in connection with the operation of five joint venture projects operating as limited liability companies (“LLC”) up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties, subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLCs, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. This Agreement will remain in effect from the commencement of operations of a project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. As of June 30, 2002, operating deficit advances of $2.0 million had been funded since inception in 1998. We declined to purchase two of the joint venture properties and, in accordance with the operating agreement, we were terminated as the manager of those LLCs. In addition, we are no longer managing one of the properties that is outside our geographic clustering strategy.

We have Federal net operating loss carryforwards of approximately $50.0 million, which expire in 2012 to 2021.

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

IMPACT OF INFLATION AND CHANGING PRICES

To date, inflation has not had a significant impact on ARV. Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

FORWARD-LOOKING STATEMENTS

A number of matters and subject areas discussed in this report, that are not historical or contain current facts, deal with potential future circumstances, operations, and prospects. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charge without adversely affecting the occupancy level; our ability to control community operation expenses without adversely affecting the occupancy level and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt, capital expenditures and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future results to differ from our current expectations regarding the matters or subject areas discussed in this report. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial condition is exposed to market risks related to fluctuations in interest rates on notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 2002. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

With respect to fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until we are required to refinance such debt. Holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $350,000.

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

Expected Maturity Data – June 30,

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed rate debt	$1,621	$12,281	$554	$7,854	$898	$58,951	$82,159	$82,159
Average interest rate	8.01%	7.98%	7.93%	8.00%	8.07%	8.07%
Variable rate debt	$2,083	$2,083	$30,789	$—	$—	$—	$34,955	$34,955
Average interest rate	6.78%	6.47%	6.37%

We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operation or liquidity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During 2001, four employees of an ALC owned by American Retirement Villas Properties II, a majority owned partnership filed EEOC claims against the Company. The claims have been submitted to binding arbitration.

Other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Company, there are no material legal proceedings pending against the Company. While the Company cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on June 11, 2002. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for or against, or withheld with respect to, each matter.

(a)
The stockholders reelected the Class B Directors, David P. Collins and John A. Moore to serve until 2005. 16,413,189 and 16,434,434 votes were received for and 355,036 and 333,791 votes were withheld for Mr. Collins’ and Mr. Moore’s election, respectively.

The term of office as director continued after the meeting for the following Class A and Class C directors: Douglas M. Pasquale (A), Robert C. Larson (A), and Maurice J. DeWald (C).

(b)	Votes were received for the adoption of The 2002 Stock Option and Incentive Plan of ARV Assisted Living, Inc. as follows:

For:	10,736,425
Against:	339,861
Abstain:	10,107
Not voted:	5,681,832

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

10.104	Second Amendment to Multifamily Note between Retirement Inns III, LLC and Red Mortgage Capital, Inc.

10.105	Second Amendment to Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Retirement Inns III, LLC and Red Mortgage Capital, Inc.

10.106	Master Modification Agreement between Retirement Inns III, LLC and Red Mortgage Capital, Inc.

10.107	Guaranty Agreement between Retirement Inns III, LLC and Red Mortgage Capital, Inc.

10.108	Cash Collateral Pledge Agreement between Retirement Inns III, LLC and Red Mortgage Capital, Inc.

10.109	Amended Term Note between ARV Assisted Living, Inc. and LFSRI II Assisted Living, LLC

10.110	Amendment to the Term Loan Agreement between ARV Assisted Living, Inc. and LFSRI II Assisted Living, LLC

(b)    REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARV ASSISTED LIVING, INC.

By:	/s/ DOUGLAS M. PASQUALE
Douglas M. Pasquale
Chief Executive Officer

Date: August 9, 2002

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS M. PASQUALE Douglas M. Pasquale	Chief Executive Officer (Principal Executive Officer)	August 9, 2002

/s/ ABDO H. KHOURY Abdo H. Khoury	President and Chief Financial Officer (Principal Financial & Accounting Officer)	August 9, 2002