Form 10-Q
period 2002-09-30
ARV ASSISTED LIVING INC
filed 2002-11-14
CIK 949322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER: 0-26980

ARV ASSISTED LIVING, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0160968
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

245 FISCHER AVENUE, D-1 COSTA MESA, CA	92626
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

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

The number of outstanding shares of the issuer’s Common Stock, no par value, as of October 20, 2002 was 17,459,689.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$16,227	$13,234
Accounts receivable and amounts due from affiliates, net	931	744
Prepaids and other current assets	4,113	2,614
Impounds	4,450	3,779
Property held for sale, net	—	763

Total current assets	25,721	21,134
Property, furniture and equipment, net	115,600	116,929
Goodwill, net	18,354	18,354
Operating lease security deposits	9,253	9,414
Other non-current assets, net	18,883	11,346

	$187,811	$177,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,613	$2,212
Accrued payroll costs	4,459	4,055
Other accrued liabilities	8,450	6,659
Notes payable, current portion	2,202	7,269
Accrued interest payable	960	823

Total current liabilities	17,684	21,018
Notes payable, less current portion	118,939	105,062
Lease liabilities	2,081	1,995
Other non-current liabilities	905	641

	139,609	128,716

Minority interest in majority owned entities	131	621
Shareholders’ equity:
Series A Preferred stock, $0.01 par value, convertible and redeemable; 2,000 shares authorized, none issued or outstanding at September 30, 2002 and December 31, 2001	—	—
Preferred stock, no par value; 8,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 17,460 shares issued and outstanding at September 30, 2002 and December 31, 2001	175	175
Additional paid in capital	145,337	145,337
Accumulated deficit	(97,441)	(97,672)

Total shareholders’ equity	48,071	47,840

Commitments and contingencies
	$187,811	$177,177

See accompanying notes to unaudited condensed consolidated financial statements.

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Revenue:
Assisted living community revenue:
Rental revenue	$31,343	$29,689	$94,916	$87,246
Assisted living and other services	7,314	6,240	21,139	18,224
Skilled nursing facility revenue	744	508	2,338	1,703
Management fees	268	248	797	807

Total revenue	39,669	36,685	119,190	107,980

Operating expenses:
Assisted living community operating expense	23,758	22,245	71,114	65,333
Skilled nursing facility expenses	814	667	2,313	1,851
Community lease expense	8,007	7,784	24,032	23,163
General and administrative	2,422	2,376	7,713	7,637
Depreciation and amortization	1,909	1,889	5,737	5,877

Total operating expenses	36,910	34,961	110,909	103,861

Income from operations	2,759	1,724	8,281	4,119
Other income (expense):
Interest income	113	199	273	951
Other income (expense), net	58	(83)	60	(148)
Equity in loss of partnerships	(176)	—	(802)	—
Gain on sale of properties and partnership interests	—	—	54	2,887
Interest expense	(2,436)	(2,236)	(7,090)	(6,853)

Total other expense	(2,441)	(2,120)	(7,505)	(3,163)

Income (loss) before income tax expense, minority interest in income of majority owned entities and extraordinary item	318	(396)	776	956
Income tax (expense) benefit	(11)	28	(31)	(10)
Minority interest in income of majority owned entities	(101)	(371)	(514)	(773)

Income (loss) before extraordinary item	206	(739)	231	173
Extraordinary gain from early extinguishment of debt, net of income tax	—	—	—	1,550

Net income (loss)	$206	$(739)	$231	$1,723

Basic and diluted income (loss) per common share:
Income (loss) before extraordinary item	$0.01	$(0.04)	$0.01	$0.01
Extraordinary gain from early extinguishment of debt, net of income tax	—	—	—	0.09

Net income (loss)	$0.01	$(0.04)	$0.01	$0.10

Weighted average common shares outstanding	17,460	17,460	17,460	17,460

See accompanying notes to unaudited condensed consolidated financial statements.

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

Net cash provided by operating activities:	$4,238	$1,471
Cash flows used in investing activities:
Proceeds from sale of partnership, net of selling cost	—	2,887
Additional investment in unconsolidated limited liability companies	(694)	—
Additions to property, furniture and equipment	(4,070)	(4,523)
Proceeds from the sale of properties, net of selling cost	817	789
Decrease in operating lease security deposits	161	449

Net cash used in investing activities	(3,786)	(398)

Cash flows used in financing activities:
Borrowings under refinancing for owned communities	31,386	16,427
Repayments of notes payable	(22,620)	(10,334)
Repayments of subordinated debt	—	(5,250)
Collateral deposit under refinancing	(2,000)	—
Distributions to minority partners	(3,387)	(2,345)
Loan fees	(838)	(615)

Net cash provided by (used in) financing activities	2,541	(2,117)

Net increase (decrease) in cash and cash equivalents	2,993	(1,044)
Cash and cash equivalents at beginning of period	13,234	16,817

Cash and cash equivalents at end of period	$16,227	$15,773

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$6,953	$6,545

Income taxes	$31	$10

Supplemental schedule of non-cash investing activities
accrual for operating deficit obligations to unconsolidated partnerships	$23	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 and 2001

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of ARV Assisted Living, Inc. and subsidiaries (“the Company” or “ARV”) are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) can be condensed or omitted.  The Company has reclassified certain prior year data to conform to the 2002 presentation.

The consolidated financial statements include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results for the periods presented.  These are condensed consolidated financial statements.  To obtain a more detailed understanding of the Company’s results, you should also read the consolidated financial statements and notes in the Company’s Form 10-K for fiscal year ended December 31, 2001, which is on file with the SEC.

The results of operations can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements are not necessarily indicative of the results for the full year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which the Company has controlling interests, have been consolidated into the financial statements. In December 2001, the Company acquired approximately 9,667 limited partnership units in American Retirement Villas Properties III, L.P. (“ARVP III”) resulting in a total ownership interest of approximately 52%. The balance sheets at December 31, 2001 and September 30, 2002 include the accounts of ARVP III while the statement of operations includes the operations of ARVP III for the three and nine month periods ended September 30, 2002 only.  All significant intercompany balances and transactions have been eliminated in consolidation.

CONSOLIDATED PARTNERSHIPS

Included in the consolidated financial statements are partnerships in which the Company owns less than 80% but more than 50%. The following is a recap of the assets and liabilities of those partnerships as of September 30, 2002 and December 31, 2001:

	2002	2001

Cash	$3,856	$7,668
Other current assets	3,974	3,954
Total assets	71,812	72,399
Current liabilities	3,826	4,194
Long term debt	64,067	60,675
Net equity	3,919	7,221

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

The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the period indicated:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Reported net income (loss)	$(739)	$1,723
Add back: goodwill amortization	146	438

Adjusted net income (loss)	$(593)	$2,161

Per share information:
Reported net income (loss)	$(0.04)	$0.10
Goodwill amortization	0.01	0.02

Adjusted net income (loss)	$(0.03)	$0.12

INTANGIBLES

SFAS No. 141 “Business Combinations” and SFAS No.142 also require that the Company disclose the following information related to the Company’s intangible assets still subject to amortization.  The following table details the balances of the amortizable intangible assets as of September 30, 2002:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Leasehold interest	$10,319	$3,159	$7,160
Loan fees	2,741	653	2,088
Deferred lease costs	558	221	337

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

INVESTMENTS IN REAL ESTATE ENTITIES

The Company serves as the general partner of five limited partnerships that operate assisted living communities (“ALCs”), four of which were consolidated for the entire 2001 year. The Company acquired a controlling interest in the fifth partnership in December 2001. The Company is also the general partner in two tax credit partnerships (ownership is less than 1%). The Company accounts for its investment in partnerships where it can exercise significant influence and owns more than 50% as consolidated entities.  Under the terms of the subject partnership agreements, profits and losses are allocated to the general and limited partners in specified ratios. With the exception of non-recourse mortgage debt, the Company, in its capacity as general partner, is liable for all obligations of the limited partnerships.  Liabilities under these obligations have generally not been significant. The Company is subject to liability under separate loan guarantees related to two of the partnership loans. Under Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures,” the company records its obligations under these agreements as a component of the Company’s equity in the income or losses of these partnerships.

In 1998, the Company pursued an additional development strategy by entering into joint ventures (“LLCs”) designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 and to construct three new communities on land sites the Company owned. Participants in the joint ventures with us are a third-party investor and a third-party developer. The LLCs contracted with the developer to provide development services to perform the renovation and construction. The Company manages four of the properties operated by the joint ventures for a management fee equal to three percent of gross revenues. One property is managed by an unrelated third party. The Company accounts for its investment in the joint ventures using the equity method and losses incurred by the LLCs are allocated disproportionately to the LLC members based upon their assumption of risk.  Income generated by the LLCs is allocated based on the percentage of losses previously allocated until the original capital accounts are restored and then based on ownership percentages.  In 2000 and 2001, certain LLC members’ capital was reduced to zero, consequently, the losses from the joint venture were allocated to us based upon the Company’s capital or percentage interest. The Company has agreed to fund any operating deficits incurred in connection with the operation of the five joint venture projects up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties, subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLCs, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. The operating deficit payment agreement will remain in effect from the commencement of operations of a project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. In March 2001, the two renovation projects reached stabilization and consequently in September 2002, ARV was no longer required to make operating deficit payments on these two projects. The cessation of operating deficit payments on two of the LLCs will be May 2003 and September 2003.  The remaining LLC has not reached stabilization thus no ending date can be computed as of September 30, 2002.  The Company’s current funding of operating deficits since inception in 1998 is $2.2 million. The LLC operating agreements grant the Company options to purchase the other members’ interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed internal rate of return on the members capital contribution. In 2001, the Company declined to exercise the option to purchase two of the LLCs that had reached stabilization and in accordance with the LLCs’ operating agreement, the Company no longer serves as a manager of the two LLCs. In 2000 the Company determined that the value of certain of the LLCs was impaired based upon the Company’s review of the projected cash flows, accordingly, the Company wrote down its investment by $5.7 million, to reflect the fair value.

GENERAL INSURANCE LIABILITY

The Company utilizes third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis.  Losses up to these deductible levels are accrued based upon the Company’s and a third party’s actuarial study of the estimate of the aggregate liability for claims incurred based on Company experience.

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

INCOME (LOSS) PER SHARE

Basic income (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share are computed similar to basic income (loss) per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of securities or other contracts to issue common stock, if dilutive.  The basic weighted average number of shares outstanding were 17,459,689 for the quarters and nine months ended September 30, 2002 and 2001.  The number of incremental diluted shares were 941,021 and 587,872 for the quarters ended September 30, 2002 and 2001, respectively.  For the nine months ended September 30, 2002 the number of incremental diluted shares were 733,889 and 238,400.  The number of anti-dilutive shares for the quarters and nine months ended September 30, 2002 and 2001 were 1,140,576 and 1,194,426, respectively.

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

In addition, in April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements.  The provisions of SFAS No. 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged.  All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged.  The only impact the Company expects from the adoption of SFAS No. 145 is the reclassification of prior year extraordinary gains and losses to other income, interest expense and income taxes.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our condensed consolidated financial statements.

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

The purchase price paid in excess of the book value of the net assets acquired required a $3.5 million step-up in basis. This step-up in basis is being depreciated over the remaining useful life of the underlying existing assets. The pro forma effect on the statements of operations for the acquisition as if it had been acquired as of January 1, 2001 is as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Total revenue	38,323	112,838
Total operating expenses	(36,228)	(107,563)
Total other income (expense)	(2,465)	(4,038)

Income (loss) before income tax expense, minority interest in income of majority owned entities and extraordinary item	(370)	1,237
Income tax benefit (expense)	25	(18)
Minority interest in income of majority owned entities	(371)	(773)

Income (loss) before extraordinary item	(716)	446
Extraordinary gain from early extinguishment of debt	—	1,484

Net income (loss)	$(716)	$1,930

Income (loss) per share basic and diluted	$(0.04)	$0.11

(3)  NOTES PAYABLE

Notes payable consist of the following at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001

Convertible subordinated notes due April 2006 with interest at 6.75%. The notes require semi-annual payments of interest and are convertible to common stock at $18.57 per share. The notes may be called by us at declining premiums starting at 110% of the principal amount	$7,253	$7,253
Note payable, bearing interest at a fixed rate of 8.50% at September 30, 2002 and 9.15% at December 31, 2001 payable in monthly installments at September 30, 2002 of principal and interest totaling $96 collateralized by property with a maturity of January 2004	11,883	7,979
Note payable, bearing interest at a fixed rate of 9.15%, payable in monthly installments of principal and interest collateralized by property with a maturity of January 2002	—	2,057
Note payable, bearing interest at floating rate of 30 day LIBOR (1.74% as of September 30, 2002) plus 3.60% payable in monthly installments of principal and interest totaling $37 collateralized by property, maturing in September 2004	5,132	23,766
Note payable, bearing interest at a floating rate of 30 day LIBOR (1.74% as of September 30, 2002) plus 3.50%, with a minimum interest rate of 7%, payable interest only in monthly installments until November 1, 2003 at which point monthly installments of principal and interest totaling $169 will be due, collateralized by property, maturing August 2004	24,000	—
Note payable, bearing interest at a fixed rate of 7.0%, payable in monthly installments of interest only with principal due in 2010; $3,000 remaining drawable at $1,500 in 2003, $500 in 2004 and $1,000 in 2005, unsecured	2,000	1,000
Notes payable, bearing interest at rates of 7.25% through 8.53%, payable in monthly installments of principal and interest totaling $446 collateralized by property, maturities ranging from July 2010 to February 2037	60,873	58,820
Notes payable to shareholder bearing interest beginning April 2001 at 30-day Treasury Rate with principal due and payable April 2003	—	1,456
Note payable to shareholder bearing interest at 30 day LIBOR (1.74% as of September 30, 2002) plus 9.54% payable in monthly installments of interest only, principal payments of $1.5 million payable on each July 1, unsecured, maturing July 2004	10,000	—
Notes payable to shareholder bearing interest at 30 day LIBOR (1.74% as of September 30, 2002) plus 10% payable in monthly installments of interest only, unsecured, maturing April 2003	—	10,000

	121,141	112,331
Less amounts currently payable	2,202	7,269

	$118,939	$105,062

The future annual principal payments of the notes payable at September 30, 2002 are as follows:

Twelve month period ending September 30, 2003	$2,202
Twelve month period ending September 30, 2004	49,816
Twelve month period ending September 30, 2005	566
Twelve month period ending September 30, 2006	8,616
Twelve month period ending September 30, 2007	1,410
Thereafter	58,531

$121,141

On July 18, 2002, the Company completed the refinancing of two loans collateralized by two owned ALCs in an aggregate amount of $24.0 million. The loan proceeds were used to satisfy existing loans totaling $18.3 million, with maturities of $6.2 million in August 2002 and $12.1 million in March 2003.  The new loan matures in August 2004 and accrues interest at a rate of 30-day LIBOR plus 3.5%, with a minimum interest rate of 7%, payable monthly interest only payments through October 1, 2003 with principal and interest payments beginning November 1, 2003.

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

The Company’s various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At September 30, 2002, the Company was in compliance with all such covenants or had obtained waivers.

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

(5) SHAREHOLDERS RIGHTS PLAN

In May 1998, we adopted a Rights Agreement which established a shareholders rights plan under which we have declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of our common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or , in the case of Lazard Freres Real Estate Investors, LLC ("Lazard" or "LFREI"), 50% or more of our stock or announces a tender offer for 10% or, in the case of LFREI, 50% or more of the common stock. When exercisable, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right's then-current exercise price, a number of our common shares having a market value at the time of twice the Right's exercisable price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

On October 1, 2002, the Company amended its Rights Agreement dated May 14, 1998, and subsequently amended as of October 21, 1998 and April 24, 2000, in order to provide for the following: (i) to allow the board of directors under Section 23.1 of the Rights Agreement to redeem the Rights issued under the Rights Agreement at any time prior to the Distribution Date, as defined and to postpone the Distribution Date, as defined to allow additional time for negotiation; (ii) to grant the board of directors under Section 27.1 of the Rights Agreement the option to exercise its exchange rights even if a hostile bidder were to cause a Trigger Event, as defined by acquiring greater than 50% of the common shares outstanding of the Company; and (iii) to establish a procedure for registration of the common shares of the Company that would be issued if the Rights were issued and exercised.

(6)  COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

The Company has guaranteed indebtedness at September 30, 2002 of certain unconsolidated affiliated partnerships for $3.5 million. Additionally the Company has guaranteed partnership indebtedness up to $3.7 million to the extent a lender suffers loss from: (i) the partnership’s failure to properly apply insurance proceeds, to deliver required books and records or to properly apply rents; (ii) fraud by the partnership; (iii) filing of bankruptcy by the partnership or the company; or (iv) environmental contamination of the secured properties.

The Company is the general partner of certain limited partnerships that in turn serve as the sole members of certain borrowing limited liability companies which had outstanding loan balances of $17.0 million at September 30, 2002. Although a member of a limited liability company is not personally liable for any contractual or other obligation of that entity, the Company delivered limited guaranties in connection with the loans. Due to the limited guaranties, the Company assumed liability for repayment of the loan indebtedness as a result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants.  The Company also guaranteed up to $1.0 million of mortgage debt secured by an ALC and pledged its partnership interest in two of our consolidated partnerships through January 2004.

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

LITIGATION

During 2001, four employees of an ALC owned by American Retirement Villas Properties II, a majority owned partnership, filed EEOC claims against the Company.  The claims have been submitted to binding arbitration.

On or about September 25, 2002, following delivery to the Company of an unsolicited letter from Prometheus Assisted Living LLC (“Prometheus”), an affiliate of Lazard Freres & Co. LLC, in which Prometheus stated that it had decided to propose a transaction to acquire for cash all of the outstanding shares of common stock of the Company not currently owned by Prometheus or its affiliates, (see note 7) four separate class action suits were filed in the court of Chancery of the State of Delaware against the Company and the Directors of the Company. The four suits, as well as a similar fifth class action suit filed in Orange County Superior Court in the State of California on October 1, 2002, were brought by individual shareholders on behalf of a putative class of all ARV shareholders asserting causes of action based upon alleged self dealing and breaches of fiduciary duties by the Company and its Directors in connection with the receipt of the Prometheus proposal letter. The Company and the Directors have retained counsel to defend the actions.

Other than as described above and other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Company, there are no material legal proceedings pending against the Company.  While the Company cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

GENERAL LIABILITY INSURANCE

In order to protect itself against lawsuits and claims relating to general and professional liability, the Company currently maintains third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, the Company’s coverage is provided subject to varying deductible levels and liability amounts. As the result of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. Consistent with this trend, the Company’s general liability coverage is subject to significant deductible levels on a per occurrence basis for all states of operation, with materially higher deductible levels assessed for Texas and Florida, for the nine months ended December 31, 2001 and the three months ended March 31, 2002. For the six months ended September 30, 2002, the Company’s general liability deductible per occurrence has again been materially increased for all states of operation. Losses up to these deductible levels are accrued based upon the Company’s and a third party actuarial study of the estimate of the aggregate liability for claims incurred based on Company experience. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that the Company will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

(7)  RELATED PARTY TRANSACTIONS

On April 24, 2000, the Company entered into a Term Loan Agreement with LFSRI II Assisted Living LLC (“LFSRI”), an affiliate of Prometheus. Pursuant to the Term Loan Agreement, the Company could borrow up to $10,000,000 from LFSRI, subject to certain conditions, and the term of the loan could be extended by one year if no default occurred.  On April 24, 2002, for a fee of $250,000, the parties amended the existing $10.0 million term loan to: (i) increase the principal amount by $1.5 million to $11.5 million, (ii) decrease the interest rate to LIBOR plus 9.54% payable monthly and (iii) extend the maturity date to July, 1 2004, with principal payments of $1.5 million due on each July 1 until maturity.  The proceeds of $1.5 million were used to pay off the note payable to Prometheus of $1.5 million. In connection with the Term Loan Agreement, the Company issued to LFSRI a warrant to purchase up to 750,000 shares of the Company’s Common Stock at a price of $3.00 per share, subject to various adjustments, which is exercisable until April 24, 2005.  Also on April 24, 2000, the Company amended its Rights Agreement to prevent shares that Prometheus may be deemed to beneficially own by reason of LFSRI’s rights under the warrant from causing Prometheus to become an “Acquiring Person” and thus causing a triggering event under the Rights Agreement.

On September 23, 2002 we received an unsolicited letter from Prometheus, in which Prometheus stated that it has decided to propose a transaction to acquire for cash all of the outstanding shares of common stock of the Company not currently owned by Prometheus or its affiliates. Prometheus stated that it expects the price to be in the range of $3.25 to $3.60 per share in cash, subject to completion of confirmatory due diligence and negotiation of the terms of a mutually acceptable merger agreement. Prometheus further stated that following the completion of the transaction it intends to combine the Company with Atria, Inc. and Kapson Senior Quarters Corp. (also assisted living companies), subject to receipt of all necessary approvals and consents, but that its proposed acquisition of the remaining shares of the Company is not dependent on any subsequent transaction with Atria or Kapson. Prometheus also stated that it is not interested in selling its shares in the Company.

Prometheus currently owns approximately 43.5 percent of the outstanding shares of the Company, and owns warrants which, if exercised, would result in ownership of approximately 47.8 percent of the outstanding shares of the Company. Pursuant to the terms of certain agreements, Prometheus’ ability to purchase shares and engage in other transactions with the Company is subject to certain restrictions.

The Company’s board of directors has formed a special committee, consisting of two independent directors, to evaluate Prometheus’ proposal and to consider options that may be available to the Company. Cohen & Steers Capital Advisors LLC has been engaged to provide financial advice in connection with the proposal. There is no assurance that any definitive proposal will be forthcoming or that any definitive transaction will ultimately occur.

(8)     COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	September 30, 2002	December 31, 2001

Accrued liabilities
Property taxes	$1,946	$1,097
Lease restructuring fee	1,875	—
Various other accruals	4,629	5,562

	$8,450	$6,659

(9)     SUBSEQUENT EVENTS

On October 28, 2002 we announced that we had received two unsolicited letters from third parties indicating interest in a transaction involving the outstanding shares of common stock of the Company.  Both potential bidders are proposing alternative transactions to that proposed by Prometheus, as described in Note (6), on terms that the letters suggest could be more favorable to the Company’s stockholders.  No firm offers have been received and no assurances can be given that such expressions of interest will lead to formal offers.  The Company has entered into standard confidentiality agreements to permit the potential bidders to conduct further due diligence as requested.

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

As of September 30, 2002, we operated a total of 59 ALCs containing 6,863 units, 17 of which are owned by us, 33 that are leased by us and 9 that are managed by us. Owned ALCs (“Owned ALCs”) are owned by us directly, or by affiliated limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager and in which we have a majority ownership interest (“Affiliated Partnerships”). Leased ALCs (“Leased ALCs”) are operated under long-term operating leases for our own account or for Affiliated Partnerships in which we have a majority ownership interest. Managed ALCs (“Managed ALCs”) are operated on behalf of joint ventures or an unrelated third-parties. We believe that this blend of ownership, leasehold and management interest in our ALCs allows us to fund our operations in a balanced, efficient manner.

Since commencing operation of ALCs we embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. We focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they “age in place.”  In the last three years we have focused on improving the operations of our existing ALCs. In December 2001, we acquired two ALCs through acquiring a controlling interest in ARVP III, a California limited partnership described below. As of September 30, 2002, a substantial portion of our business and operations are conducted in California, where 39 of the 59 ALCs we operate are located. We intend to continue to make the western United States the primary focus of our clustering strategy. Our current attention and resources are focused on enhancing the profitability of our existing core operations. In addition, we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives.

In October 2001, we entered into four management contracts providing for the Company’s management of certain ALCs, two in Texas totaling 126 units and two in New Mexico totaling 92 units. In January 2002 we entered into a fifth management contract for a newly completed ALC that is in the lease-up stage in California.

On September 23, 2002 we received an unsolicited letter from Prometheus Assisted Living, LLC (“Prometheus”), an affiliate of Lazard Freres & Co. LLC, in which Prometheus stated that it has decided to propose a transaction to acquire for cash all of the outstanding shares of common stock of ARV not currently owned by Prometheus or its affiliates. Prometheus stated that it expects the price to be in the range of $3.25 to $3.60 per share in cash, subject to completion of confirmatory due diligence and negotiation of the terms of a mutually acceptable merger agreement. Prometheus further stated that following the completion of the transaction it intends to combine ARV with Atria, Inc. and Kapson Senior Quarters Corp. (also assisted living companies), subject to receipt of all necessary approvals and consents, but that its proposed acquisition of the remaining shares of the Company is not dependent on any subsequent transaction with Atria or Kapson. Prometheus also stated that it is not interested in selling its shares in the Company.

Prometheus currently owns approximately 43.5 percent of the outstanding shares of the Company, and owns warrants which, if exercised, would result in ownership of approximately 47.8 percent of the outstanding shares of the Company. Pursuant to the terms of certain agreements, Prometheus’ ability to purchase shares and engage in other transactions with the Company is subject to certain restrictions. The Company’s board of directors has formed a special committee, consisting of two independent directors, to evaluate Prometheus’ proposal and to consider options that may be available to the Company. Cohen & Steers Capital Advisors LLC has been engaged to provide financial advice in connection with the Prometheus’ proposal.

On October 28, 2002 the Company announced that we had received two unsolicited letters from third parties indicating interest in a transaction involving the outstanding shares of common stock of the Company.  Both potential bidders are proposing alternative transactions to that proposed by Prometheus, on terms that the letters suggest could be more favorable to the Company’s stockholders.  No firm offers have been received and no assurances can be given that such expressions of interest will lead to formal offers.  The Company has entered into standard confidentiality agreements to permit the potential bidders to conduct further due diligence as requested. There is no assurance that any definitive proposal will be forthcoming or that any definitive transaction will ultimately occur.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

     The following table sets forth a comparison of the three months ended September 30, 2002 (the “2002 Quarter”) and the three months ended September 30, 2001 (the “2001 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results Before Income Tax Expense and Extraordinary Item
For the Three Months Ended September 30, 2002 and 2001
(Unaudited)

(Dollars in millions)	For the three months ended September 30,		Increase/ (decrease)

	2002	2001

Revenue:
Assisted living community revenue	$38.7	$35.9	7.6%
Skilled nursing facility revenue	0.7	0.5	46.5%
Management fees	0.3	0.3	8.1%

Total revenue	39.7	36.7	8.1%

Operating expenses:
Assisted living community operating expense	23.8	22.2	6.8%
Skilled nursing facility expenses	0.8	0.7	22.0%
Community lease expense	8.0	7.8	2.9%
General and administrative	2.4	2.4	2.0%
Depreciation and amortization	1.9	1.9	1.1%

Total operating expenses	36.9	35.0	5.6%

Income from operations	2.8	1.7	60.0%
Other income (expense):
Interest and other income	0.2	0.1	47.4%
Equity in loss of partnerships	(0.2)	—	100.0%
Interest expense	(2.5)	(2.2)	8.9%

Total other income (expense)	(2.5)	(2.1)	15.1%

Income (loss) before minority interest in income of majority owned entities and extraordinary item	0.3	(0.4)	180.3%
Minority interest in income of majority owned entities	(0.1)	(0.3)	(72.8)%

Income (loss) before income tax expnse and extraordinary item	$0.2	$(0.7)	128.3%

Assisted living revenue increased $2.8 million or 7.6% to $38.7 million for the three months ended September 30, 2002 from $35.9 million for the three months ended September 30, 2001.  This increase was primarily due to:

•	the increase in the number of ALCs which we own or lease from 48 during the 2001 Quarter to 50 during the 2002 Quarter due to the acquisition of ARVP III which has two ALCs; and
•

an increase in average monthly revenue per occupied unit for ALCs which we owned or leased in both periods to $2,484 for the 2002 Quarter as compared to $2,342 for the 2001 Quarter; partially offset by

•	a decrease in average occupancy for ALCs which we own or lease for four quarters or more to 85.7% at September 30, 2002 from 88.28% at September 30, 2001.

Skilled nursing facility revenue increased $0.2 million or 46.5% to $0.7 million for the three months ended September 30, 2002 from $0.5 million for the three months ended September 30, 2001.  This increase was primarily due to an increase in the number of residents that are billed to Medicare.

Management fees remained relatively constant at $0.3 million for the quarter ended September 30, 2002 and for the quarter ended September 30, 2001. An increase in management fees from five new management contracts for the 2002 period versus the 2001 period were offset by the management fees from ARVP III included in the 2001 period which have been eliminated in the 2002 period as ARVP III became a consolidated entity as of December 14, 2001.

Assisted living community operating expenses increased $1.6 million or 6.8% from $22.2 million for the quarter ended September 30, 2001 to $23.8 million for the quarter ended September 30, 2002.  This increase was primarily due to the following:

•	an increase in the number of ALCs we own or lease from 48 during the 2001 Quarter to 50 during the 2002 Quarter due to the acquisition of ARVP III which has two ALCs;
•	an increase in liability and hazard insurance expenses;
•	an increase in electric utilities;
•	an increase in workers compensation insurance and other payroll expenses; partially offset by
•	a decrease in property taxes due to a favorable assessor’s ruling on the valuation of one of our ALCs.

Skilled nursing expenses increased $0.1 million or 22.0% from $0.7 million for the quarter ended September 30, 2001 to $0.8 million for the quarter ended September 30, 2002.  This increase was primarily due to the following:

•	an increase in liability and hazard insurance expenses;
•	an increase in professional fees, as this facility is managed by a third party in 2002;
•	an increase in electric utilities; and
•	an increase in payroll expenses.

Community lease expenses increased $0.2 million or 2.9% to $8.0 million for the three months ended September 30, 2002 from $7.8 million for the three months ended September 30, 2001.  The increase was primarily due to contracted rate increases tied to the increase in the Consumer Price Index and additional rents due to increases in revenue.

General and administrative expenses remained relatively constant at $2.4 million for the three months ended September 30, 2002 and the three months ended September 30, 2001.  Decreases in payroll costs were partially offset by higher insurance expenses.

Depreciation and amortization expenses remained relatively constant at $1.9 million for the three months ended September 30, 2002 and the three months ended September 30, 2001 primarily due to the following:

•	the discontinuation of amortization of goodwill in the 2002 Quarter; and
•	an increase in fully depreciated assets; were offset by

•	an increase in the number of ALCs we own or lease from 48 during the 2001 Quarter to 50 during the 2002 Quarter due to the acquisition of ARVP III which has two ALCs; and
•	an increase in depreciation related to additions to property plant and equipment.

Interest and other income increased $0.1 million or 47.4% to $0.2 million for the three months ended September 30, 2002 from $0.1 million for the three months ended September 30, 2001.  The increase in other income was partially offset by a decrease in interest income due to lower interest rates.

Equity in loss of partnerships was $0.2 million for the quarter ended September 30, 2002.  The $0.2 million is due to our share of losses or gains in the unconsolidated joint ventures and funding of certain operating deficits.

Interest expense increased by $0.3 million or 8.9% to $2.5 million for the quarter ended September 30, 2002 compared to $2.2 million for the quarter ended September 30, 2001.  Interest on increased borrowings and the acquisition of the ARVP III communities were partially offset by decreases in interest rates.

Minority interest in income of majority owned entities decreased $0.2 million or 72.8% to $0.1 million for the quarter ended September 30, 2002 compared to $0.3 million for the quarter ended September 30, 2001.  The decrease was due to the lower income earned in the 2002 quarter as compared to income earned in the 2001 quarter by our majority owned partnerships.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

     The following table sets forth a comparison of the nine months ended September 30, 2002 (the “2002 period”) and the nine months ended September 30, 2001 (the “2001 period”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results Before Income Tax Expense and Extraordinary Item
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

(Dollars in millions)	For the nine months ended September 30,		Increase/ (decrease)

	2002	2001

Revenue:
Assisted living community revenue	$116.1	$105.5	10.0%
Skilled nursing facility revenue	2.3	1.7	37.3%
Management fees	0.8	0.8	(1.2)%

Total revenue	119.2	108.0	10.4%

Operating expenses:
Assisted living community operating expense	71.1	65.3	8.9%
Skilled nursing facility expenses	2.3	1.9	25.0%
Community lease expense	24.0	23.2	3.8%
General and administrative	7.7	7.6	1.0%
Depreciation and amortization	5.8	5.9	(2.4)%

Total operating expenses	110.9	103.9	6.8%

Income from operations	8.3	4.1	101.0%
Other income (expense):
Interest and other income	0.3	0.8	(58.5)%
Equity in loss of partnerships	(0.8)	—	(100.0)%
Gain on sale of properties and partnership interests	0.1	2.9	(98.1)%
Interest expense	(7.1)	(6.8)	3.5%

Total other income (expense)	(7.5)	(3.1)	137.3%

Income before income tax expense, minority interest in income of majority owned entities and extraordinary item	0.8	1.0	(18.8)%
Minority interest in income of majority owned entities	(0.5)	(0.8)	(33.5)%

Income before income tax expense and extraordinary item	$0.3	$0.2	43.2%

Assisted living revenue increased $10.6 million or 10.0 % to $116.1 million for the nine months ended September 30, 2002 from $105.5 million for the nine months ended September 30, 2001.  This increase was primarily due to:

•	the increase in the number of ALCs which we own or lease from 48 during the 2001 period to 50 during the 2002 period due to the acquisition of ARVP III which has two ALCs; and
•	an increase in average revenue per occupied unit for ALCs which we owned or leased in both periods to $2,457 for the 2002 period as compared to $2,285 for the 2001 period; partially offset by
•	a decrease in average occupancy for ALCs which we own or lease for four quarters or more to 85.7% at September 30, 2002 from 88.2% at September 30, 2001.

Skilled nursing facility revenue increased $0.6 million or 37.3 % to $2.3 million for the nine months ended September 30, 2002 from $1.7 million for the nine months ended September 30, 2001.  This increase was primarily due to an increase in the number of residents that are billed to Medicare.

Management fees remained relatively constant at $0.8 million for the nine months ended September 30, 2002 and September 30, 2001.  An increase in management fees from five new management contracts for the 2002 period versus the 2001 period were offset by the management fees from ARVP III included in the 2001 period which have been eliminated in the 2002 period as ARVP III became a consolidated entity as of December 14, 2001.

Assisted living community operating expenses increased $5.8 million or 8.9% from $65.3 million for the nine months ended September 30, 2001 to $71.1 million for the nine months ended September 30, 2002.  This increase was primarily due to the following:

•	an increase in the number of ALCs we own or lease from 48 during the 2001 period to 50 during the 2002 period due to the acquisition of ARVP III which has two ALCs;
•	an increase in liability and hazard insurance expenses;
•	an increase in electric utilities;
•	an increase in marketing activities;
•	an increase in payroll expenses, primarily workers compensation insurance; partially offset by
•	a decrease in property taxes due to a favorable assessor’s ruling on the valuation of one of our ALCs;
•	a decrease in gas utility costs due to milder weather in California during the 2002 period compared to the 2001 period.

Skilled nursing expenses increased $0.4 million or 25.0% from $1.9 million for the nine months ended September 30, 2001 to $2.3 million for the nine months ended September 30, 2002.  This increase was primarily due to:

•	an increase in liability and hazard insurance expenses;
•	an increase in professional fees, as this facility is managed by a third party in 2002;
•	an increase in electric utilities;
•	an increase in payroll expenses, primarily workers compensation insurance; partially offset by
•	a decrease in gas utility costs due to a milder winter in California during the 2002 period compared to the 2001 period.

Community lease expenses increased $0.8 million or 3.8% from $23.2 million for the nine months ended September 30, 2001 to $24.0 million for the nine months ended September 30, 2002.  The increase was primarily due to contracted rate increases tied to the increase in the Consumer Price Index and additional rents due to increases in revenue.

General and administrative expenses increased $0.1 million or 1.0% from $7.6 million for the nine months ended September 30, 2001 to $7.7 million for the nine months ended September 30, 2002.  Higher insurance expenses were partially offset by decreases in payroll costs due to lower headcounts.

Depreciation and amortization expenses decreased $0.1 million or 2.4% to $5.8 million for the nine months ended September 30, 2002 from $5.9 million for the nine months ended September 30, 2001.  This decrease was primarily due to the following:

•	the discontinuation of amortization of goodwill in 2002; and
•	an increase in fully depreciated assets; partially offset by
•	an increase in the number of ALCs we own or lease from 48 during the 2001 to 50 during 2002 due to the acquisition of ARVP III which has two ALCs; and
•	an increase in depreciation related to additions to property plant and equipment.

Interest and other income decreased $0.5 million or 58.5% to $0.3 million for the nine months ended September 30, 2002 from $0.8 million for the nine months ended September 30, 2001.  The decrease was primarily the result of lower interest rates and lower interest earning balances during 2002 as compared to 2001.

Equity in loss of partnerships was $0.8 million for the nine months ended September 30, 2002.  The $0.8 million is due to our share of losses or gains in the unconsolidated joint ventures and funding of certain operating deficits.

Gain on sale of properties and partnership interest of  $0.1 million in the nine months ended September 30, 2002 was the result of the sale of land in Texas.  The gain on sale of properties and partnership interests of  $2.9 million in the nine months ended September 30, 2001 was the result of the sale of our interest in five tax credit apartment partnerships that we had previously anticipated selling at a loss.

Interest expense increased $0.3 million or 3.5% to $7.1 million for the nine months ended September 30, 2002 from $6.8 million for the nine months ended September 30, 2001.  Increases due to borrowings and the acquisition of the ARVP III communities were offset by decreases in interest rates.

Minority interest in income of majority owned entities decreased $0.3 million or 33.5% to $0.5 million for the nine months ended September 30, 2002 compared to $0.8 million for the nine months ended September 30, 2001.  The decrease was due to the lower income earned in the nine months ended September 30, 2002 as compared to income earned in the nine months ended September 30, 2001 by our majority owned partnerships.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balances were $16.2 million and $13.2 million at September 30, 2002 and December 31, 2001, respectively.

Working capital increased $7.9 million from $0.1 million at December 31, 2001 to $8.0 million at September 30, 2002. The increase was primarily due to the refinancing of the loan on one ALC for $6.2 million due in August 2002 from short-term liabilities to long term liabilities. On July 18, 2002, we completed the refinancing of two loans collateralized by two Owned ALCs in an aggregate amount of $24.0 million, paying off existing loans of $18.3 million with maturities of $6.2 million in August 2002 and $12.1 million in March 2003.  The new loan matures in August 2004 and bears interest at a rate equal to the 30-day LIBOR plus 3.5% with a minimum rate of 7.0% payable monthly.

Cash provided by operating activities was $4.2 million for the nine months ended September 30, 2002 compared to $1.5 million for the nine months ended September 30, 2001.  The primary components of cash provided by operating activities for the nine months ended September 30, 2002 were:

•	Net income of $0.2 million; adjusted for
•	$5.7 million non-cash charge of depreciation and amortization expense;
•	$0.8 million for equity in loss of partnerships; and
•	$0.5 million from minority interest income; offset by
•	$2.3 million lease restructuring fee; and
•	$0.7 million net change in assets and liabilities

Cash used in investing activities was $3.8 million for the nine months ended September 30, 2002 compared to $0.4 million for the nine months ended September 30, 2001.  The primary components of cash used in investing activities for the nine months ended September 30, 2002 were:

•	$4.1 million used for purchases of property, furniture and equipment; and
•	$0.7 million funding of partnerships; offset by
•	$0.8 million proceeds from the sale of land; and
•	$0.2 million decrease in operating security deposits.

Cash provided by financing activities was $2.5 million for the nine months ended September 30, 2002 compared to cash used in financing activities of $2.1 million for the nine months ended September 30, 2001.  The primary components of cash used in financing activities for the nine months ended September 30, 2002 were:

•	$22.6 million for repayments of notes payable;
•	$3.4 million for distributions to minority partners;
•	$2.0 million for collateral deposit;
•	$0.9 million for loan fees paid; offset by
•	$31.4 million in debt proceeds for the refinancing of owned ALCs

Various debt and lease agreements binding the company contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At September 30, 2002, we were in compliance with the covenants of the various debt and lease agreements or had obtained waivers of the covenants.

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

We refinanced two ALCs owned by two of our majority owned partnerships during the quarter ended March 31, 2002. One refinancing increased the loan to $2.4 million for 35 years at an interest rate of 7.56%. The other refinancing amended one of the existing notes to (i) increase the principal sum of the existing loan by approximately $4.0 million, (ii) extend the maturity date of the existing loan to January 1, 2004, and (iii) change the interest rate of the existing loan to 8.5%. On April 24, 2002 for a fee of $250,000, we amended the existing $10.0 million term loan to increase the principal amount by $1.5 million to $11.5 million and the proceeds of $1.5 million were used to pay off the note payable to Prometheus of $1.5 million.  The new term loan bears interest at LIBOR plus 9.54% payable monthly and has a maturity date of July 1, 2004, with principal payments of $1.5 million due on each July 1 until maturity.   On July 18, 2002, we refinanced loans collateralized by two Owned ALCs for $24.0 million, paying off existing loans in an aggregate amount of $18.3 million with maturities of $6.2 million in August 2002 and $12.1 million in March 2003.  The new loan matures in August 2004 and accrues interest at a rate of 30-day LIBOR plus 3.5%, with a minimum interest of 7.0% payable monthly.

Pursuant to the terms of an Operating Deficit Payment Agreement, the Company has agreed to fund any operating deficits incurred in connection with the operation of five joint venture projects operating as limited liability companies (“LLC”) up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties, subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLCs, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. This Agreement will remain in effect from the commencement of operations of a project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. As of September 30, 2002, operating deficit advances of $2.2 million had been funded since inception in 1998. Two of the LLC’s reached stabilization 18 months ago and no longer require us to fund operating deficits effective September 30, 2002.  We declined to purchase two of the joint venture properties and, in accordance with the operating agreement, we were terminated as the manager of those LLCs. In addition, we are no longer managing one of the properties that is outside our geographic clustering strategy.

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

FORWARD-LOOKING STATEMENTS

A number of matters and subject areas discussed in this report, that are not historical or contain current facts, deal with potential future circumstances, operations, and prospects.  The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charge without adversely affecting the occupancy level; our ability to control community operation expenses without adversely affecting the occupancy level and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt, capital expenditures and other fixed payment requirements; and our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations.  We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future results to differ from our current expectations regarding the matters or subject areas discussed in this report.  These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial condition is exposed to market risks related to fluctuations in interest rates on notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of September 30, 2002. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

With respect to fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until we are required to refinance such debt. Holding the variable rate debt balance constant, each one-percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $390,000.

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

Expected Maturity Data – September 30,

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Fixed rate debt	$634	$12,252	$566	$8,616	$1,410	$58,531	$82,009	$82,009
Average interest rate	8.00%	7.96%	7.92%	8.00%	8.07%	8.07%
Variable rate debt	$1,568	$37,564	$—	$—	$—	$—	$39,132	$39,132
Average interest rate	7.81%	7.68%

     We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operation or liquidity.

ITEM 4.  CONTROLS AND PROCEDURES

ARV Assisted Living, Inc. management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our design and operation of disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of the quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report have been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During 2001, four employees of an ALC owned by American Retirement Villas Properties II, a majority owned partnership, filed EEOC claims against the Company.  The claims have been submitted to binding arbitration.

On September 25, 2002, following delivery to the Company of an unsolicited letter from Prometheus, an affiliate of Lazard Freres & Co. LLC, in which Prometheus stated that it had decided to propose a transaction to acquire for cash all of the outstanding shares of common stock of the Company not currently owned by Prometheus or its affiliates, four separate class action suits were filed in the court of Chancery for the State of Delaware against the Company and the Directors of the Company. The four suits, as well as a similar fifth class action suit filed in Orange County Superior Court in the State of California on October 1, 2002, were brought by individual shareholders on behalf of a putative class of all ARV shareholders asserting causes of action based upon alleged self dealing and breaches of fiduciary duties by the Company and its Directors in connection with the receipt of the Prometheus proposal letter. The Company and the Directors have retained counsel to defend the actions.

Other as described above and other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Company, there are no material legal proceedings pending against the Company.  While the Company cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

10.111	Debt Service Reserve Escrow and Security Agreement between ARV Hillcreek, LLC and GMAC Commercial Mortgage Corporation.

10.112	Deed of Trust and Security Agreement by ARV Hillcreek, LLC for the benefit of GMAC Commercial Mortgage

10.113	Loan Agreement between ARV Hillcreek, LLC and GMAC Commercial Mortgage Corporation.

10.114	Payment and Performance Guaranty Agreement between ARV Assisted Living, Inc. and GMAC Commercial Mortgage Corporation.

10.115	Promissory Note between ARV Hillcreek, LLC and GMAC Commercial Mortgage Corporation.

10.116	Second Master Modification Agreement between Retirement Inns III, LLC, ARV Assisted Living, Inc and Red Mortgage Capital Inc.,

10.117	Third Amendment to Multifamily Note between Retirement Inns III, LLC and Red Mortgage Capital Inc.,

10.118	Third Amendment to Rights Agreement between ARV Assisted Living, Inc., and Continental Stock Transfer & Trust Company

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

The Company filed a report on Form 8-K under Item 5 on September 24, 2002, announcing that the Company received an unsolicited letter from Prometheus Assisted Living, L.L.C., in which Prometheus stated that it has decided to propose a transaction to acquire for cash all of the outstanding shares of stock of ARV that it does not already own.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARV ASSISTED LIVING, INC.

	By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer

Date: November 13, 2002

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS M. PASQUALE	Chief Executive Officer	November 13, 2002
(Principal Executive Officer)
Douglas M. Pasquale

/s/ ABDO H. KHOURY	President and Chief Financial Officer	November 13, 2002
(Principal Financial & Accounting Officer)
Abdo H. Khoury

CERTIFICATIONS

I, Douglas M. Pasquale, certify that:
1. I have reviewed this quarterly report on Form 10-Q of ARV Assisted Living, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer

I, Abdo H. Khoury, certify that:
1. I have reviewed this quarterly report on Form 10-Q of ARV Assisted Living, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer