Form 10-K
period 2002-12-31
ARV ASSISTED LIVING INC
filed 2003-03-28
CIK 949322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number: 0-26980

ARV ASSISTED LIVING, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0160968
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

245 Fischer Avenue, Suite D-1,	92626
Costa Mesa, California
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (714) 751-7400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value	American Stock Exchange

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☒	No ☐

          As of March 14, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $30,936,822 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant’s Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of March 14, 2003 was 17,459,689.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐	No ☒

          As of June 30, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of such common equity, was $17,643,016.

ARV ASSISTED LIVING, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2002

i

PART I

Item 1. Business

General

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

Since commencing operation of ALCs, we embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. We focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they “age in place.”  In the last four years we have focused on improving the operations of our existing ALCs. In December 2001 and through December 31, 2002, as part of a response to a hostile tender offer for outstanding units of American Retirement Villas Properties III, L.P., (“ARVP III”) one of the partnerships for which we are the managing general partner, we acquired 52.5% of the outstanding partnership units of ARVP III. With this acquisition of ARVP III, two ALCs were added to our portfolio of owned ALCs bringing our total number of owned ALCs to 18.   As of December 31, 2002, a substantial portion of our business and operations are conducted in California, where 38 of the 60 ALCs we own or operate are located.  We intend to continue to make the western United States one of our primary focuses. Our current attention and resources are focused on enhancing the profitability of our existing core operations. In addition, we plan to divest ALCs that do not expand or enhance one of our geographic clusters or do not meet our financial objectives.

As of December 31, 2002, we owned or operated a total of 60 ALCs containing 6,997 units: 18 of which are owned, 33 that are leased and 9 that are managed.  Owned ALCs (“Owned ALCs”) are owned by us directly, or by affiliated limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager and in which we have a majority ownership interest (“Affiliated Partnerships”). Leased ALCs (“Leased ALCs”) are operated under long-term operating leases for our own account or for Affiliated Partnerships in which we have a majority ownership interest. Managed ALCs (“Managed ALCs”) are operated on behalf of joint ventures or unrelated third-parties. We believe that this blend of ownership and leasehold and management interests in our ALCs allows us to fund our operations in a balanced, efficient manner.

We have financed our capital expenditures and operations through leasehold and mortgage financing with healthcare real estate investment trusts (“REITs”), private companies, commercial banks and a convertible subordinated debt issuance. In order to implement our refocusing strategy, we planned to dispose of those ALCs that did not meet our financial objectives or that did not lie within our primary geographic focus, the western United States. To this end, in December 1999, we commenced efforts to sell or transfer certain non-core assets and reclassified the assets to property held for sale. Due to market conditions, no buyer could be found for the leasehold interest in the nine ALCs held for sale at December 31, 2000.  In June of 2001, the Company decided to retain these ALCs.

We intend to continue our focus on “private-pay” residents who pay for our services from their own funds or through private insurance. Currently, approximately 97% of our residents are private-pay, while the remaining 3% of the residents participate in the Supplemental Security Income (“SSI”) program. Certain states have enacted legislation enabling ALCs to receive Medicaid funding similar to funding generally provided to skilled nursing facilities.

Our ALCs provide residents with accommodations and basic care services and offer assisted living services for additional charges. Our resident’s average age is approximately 85 years and he/she often requires assistance with certain basic activities of daily living. We provide our residents with private or semi-private housing accommodations, meals in a restaurant-style setting, housekeeping, linen and laundry services, activities programs, utilities, and transportation in a van or minibus. For an additional cost, we also provide assisted living services to residents who require help with other activities of daily living, such as bathing, grooming, dressing, personal hygiene, medication management and escort services to meals and activities.

Most ALCs offer a Wellness Program that arranges for professional care providers to deliver certain healthcare services to our residents that our ALCs are not licensed or equipped to provide.

Recent Developments

On September 23, 2002, we received an unsolicited letter from Prometheus Assisted Living LLC (“Prometheus”), an affiliate of Lazard Freres & Co. LLC, in which Prometheus stated that it had decided to propose a transaction to acquire for cash all of the outstanding shares of common stock of ARV not currently owned by Prometheus or its affiliates.  Prometheus also stated that it was not interested in selling its shares in the Company.  On January 3, 2003, ARV, Prometheus, and Jenny Merger Corp., a wholly-owned subsidiary of Prometheus, entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Pursuant to the Merger Agreement, Jenny Merger Corp. will merge with and into ARV (the “Merger”) and ARV will be the surviving corporation.  Upon consummation of the Merger, ARV will become a wholly-owned subsidiary of Prometheus.  According to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of ARV’s common stock outstanding immediately prior to the Effective Time will be converted into the right to receive $3.90 in cash, without interest, and each holder of a stock option granted by the Company to purchase shares of the Company’s stock will receive in cash, without interest, for each share of common stock subject to such option, the excess, if any, of the Merger consideration of $3.90 per share over the exercise price of such option less any applicable withholding taxes.

The obligations of ARV and Prometheus to consummate the Merger are subject to certain closing conditions, including, among other things, that ARV obtains the affirmative vote of the holders of a majority of all the outstanding common stock of the Company. Prometheus currently owns approximately 43.5% of the Company’s outstanding common stock and its affiliate holds a warrant, which if exercised, would result in Prometheus and its affiliates, together, owning approximately 45.8% of the Company’s outstanding common stock.   The Company has filed proxy materials with the Securities and Exchange Commission for a special meeting of the Company’s stockholders to vote on the Merger.  Prometheus has stated that following the completion of the transaction it intends to combine ARV with Atria, Inc. and Kapson Senior Quarters Corp. (also assisted living companies), subject to receipt of all necessary approvals and consents, but that its proposed acquisition of the remaining shares of the Company is not dependent on any subsequent transaction with Atria or Kapson.

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

We strive to provide a wide variety of assisted living services in a professionally managed environment that allows our residents to maintain dignity and independence.  Our residents are typically unable to live alone, but do not require the intensive care provided in skilled nursing facilities.  Under our approach, seniors reside in a private or semi-private residential unit for a monthly fee based on each resident’s individual service needs.  We believe our residential assisted living communities allow seniors to maintain a more independent lifestyle than is possible in the institutional environment of skilled nursing facilities.  In addition, we believe that our services, including assisting residents with activities of daily living, such as medication management, bathing, dressing, personal hygiene and grooming, are attractive to seniors who are inadequately served by independent living facilities.

We believe our assisted living business benefits from significant trends affecting the long-term care industry. One such trend is the increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of our residents falling within the fastest growing segment of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living and are not able to continue to age in place at home. A second trend is the effort to contain healthcare costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement to patients in acute care hospitals and skilled nursing facilities. Assisted living offers a cost-effective, long-term care alternative while preserving a more independent lifestyle for seniors who do not need the broader array of medical services that acute care hospitals and skilled nursing facilities are equipped to provide. For the year ended December 31, 2002, monthly revenue generated by our ALCs averaged $2,411 per occupied unit, compared with $2,259 per occupied unit for the year ended December 31, 2001. Other trends include increases in the financial net worth of the elderly population, the number of individuals living alone, and the number of women who work outside the home who are less able to care for their elderly relatives. We believe these trends will result in a growing demand for assisted living services and communities.

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

     Cost Containment Pressures of Health Reform. In response to rapidly rising healthcare costs, both government and private pay sources have adopted cost containment measures that encourage reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in healthcare costs under Medicare by limiting acute care hospital and skilled nursing facility reimbursement to pre-established fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined “reasonable” charges. Managed care organizations, such as health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”), are reducing hospitalization costs by negotiating discounted rates for hospital services and by monitoring and decreasing hospitalization. We anticipate that both HMOs and PPOs increasingly may direct patients away from higher cost nursing care facilities into less expensive ALCs.

These cost containment measures have produced a “push-down” effect. As the number of patients being “pushed down” from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as ALCs to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the acuity level of skilled nursing facility patients rises, the supply of nursing facility beds will be filled by patients with higher acuity needs who pay higher fees. This will provide opportunities for ALCs to increase their occupancy and services to residents requiring lower levels of care than patients in skilled nursing facilities generally receive.

Our Assisted Living Services

We provide services and care which are designed to meet the individual needs of our residents while offering a supportive “home-like” environment. The services provided are designed to enhance both the physical and mental well being of seniors in each of our ALCs by promoting their independence and dignity.  Our assisted living program includes the following:

•

Personalized Care Plan. The focus of our strategy is to meet the specific needs of each resident. We customize our services beginning with the admissions process, at which time the ALC’s management staff, the resident, the resident’s family, and the resident’s physician discuss the resident’s needs and develop a “personalized” care plan. If recommended by the resident’s physician, additional healthcare or medical services may be provided at the community by a third-party home healthcare agency or other medical provider. The care plan is reviewed and modified on a regular basis.

•	Basic Service and Care Package. The basic service and care package at our ALCs generally includes:

	•	meals in a restaurant-style, “home-like” setting;

	•	social and recreational activities;

	•	housekeeping;

	•	linen and laundry service;

	•	most utilities;

	•	transportation to appointments in a van or minibus.

	•	building and ground maintenance; and

	•	licensed nurses on staff to monitor health needs.

Other care services can be provided under the basic package based upon the individual’s personalized healthcare plan. Our policy is to charge base rental rates that are competitive with similar ALCs in the local market. While the amount of the fee for the basic service package varies from community to community, the average basic monthly rental rate per unit was approximately $2,034 per month for the year ended December 31, 2002, compared with an average of $1,904 for the year ended December 31, 2001.

•

Additional Services. Our assisted living services program offers levels of care in addition to the services offered in the basic package. The level of care a resident receives is determined through an assessment of a resident’s physical and mental health. The assessment is conducted by the community’s assisted living director, with input from other staff members, physicians, and family members. The six-tiered level of care rate structure is based on a point system. We assign points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks. The point scale and pricing are part of the admissions agreement between the community, the resident and the resident’s family. The community performs reassessments after the initial 30 days and periodically throughout the resident’s stay to ensure that the level of care we provide corresponds to changes in a resident’s condition. The types of services included in the assessment point calculation are:

	•	Medication management

	•	Assistance with dressing and grooming

	•	Assistance with showering and bathing

	•	Assistance with continence

	•	Escort services

	•	Status checks related to a recent hospitalization, illness, history of falls or injuries

	•	Special nutritional services and assistance with eating

	•	Behavior management

•

Special Programs We have certain Assisted Living Communities that have specialized medical and psychological programs for residents requiring these types of programs.  Residents generally are afflicted with Alzheimer’s or a similar memory deficit disorder.  We provide:

	•	separate dining programs;

	•	enhanced behavior interpretations;

	•	structured activity planning;

	•	counseling for residents and their families;

	•	oversight of medication requirements; and

	•	secure environment.

In addition to the above services, we provide other levels of assistance to residents at selected ALCs in order to meet individual needs, such as assistance with diabetic care and monitoring, colostomy and ileosotomy care, and light to moderate transferring needs.

In addition to the base service package, we typically charge between $375 and $2,500 per month or more for higher levels of assisted living services. Fee levels vary from community to community and we may charge additional fees for other specialized assisted living services. We expect that an increasing number of residents will use additional levels of services as they age in our ALCs. Our internal growth plan is focused on increasing revenue by continuing to improve our ability to provide residents with these services.

The average monthly revenue per occupied unit for both the basic service package and the assisted living services increased to $2,411 from $2,259 for the year ended December 31, 2002 and 2001, respectively. There can be no assurance that any ALC will be substantially occupied at assumed rates at any time. In addition, we may only be able to lease up our ALCs to full occupancy at rates below our set rates due to limitations imposed on rates by local market conditions or other factors. Even if we achieve substantial occupancy at our set rates, our set rates may not allow for our projected cost recovery and profit if operating expenses increase. In addition, in order to increase our set rates, we must provide advance notice of rate increases, generally at least 30 days. Because of this advance notice requirement, we are not able to reflect cost increases in our set rates until at least several months after such cost increases occur.

We rely primarily on our residents’ ability to pay our charges for services from their own or family resources and expect that we will do so for the foreseeable future.  Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe generally that only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities.  Inflation or other circumstances that adversely affect seniors and their ability to pay for assisted living services could therefore have an adverse effect on our business.

As third party reimbursement programs and other forms of payment continue to grow, we intend to pursue these alternative forms of payment, depending on the level of reimbursement provided in relation to the level of care provided.  We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently not a material factor.  All sources of revenue other than residents’ private resources constitute less than 10% of our total revenues.

Wellness Program. We have implemented a Wellness Program for residents of our communities designed to identify and respond to changes in a resident’s health or condition. Together with the resident and the resident’s family and physician, as appropriate, we design a solution to fit that resident’s particular needs. We monitor the physical and mental well being of our residents, usually at meals and other activities, and informally as the staff performs services around the facility. Through the Wellness Program we work with:

•	home healthcare agencies to provide services the community cannot provide;

•	physical and occupational therapists to provide services to residents in need of such therapy; and

•	long-term care pharmacies to facilitate cost-effective and reliable ordering and distribution of medications.

We arrange for these independent third party services to be provided to residents as needed in consultation with their physicians and families. At the present time, most of our ALCs have a comprehensive Wellness Program.

Growth Strategies

Overview. In order to grow earnings and achieve profitability, we have devised a strategy to increase our focus on the operations of our current ALCs and reduce the level of development and acquisition activity we historically pursued. To strengthen the operations of our ALCs, we will focus on improving margins by increasing occupancy rates, raising or maintaining pricing structures to ensure that our rates are competitive with comparable facilities in our local markets, and expanding the level and depth of our assisted living services. Although we have currently halted the development and construction of new communities, we will continue efforts to cluster our portfolio of ALCs within certain geographic areas through the acquisition or divestiture of selected assets. By concentrating on a clustering strategy we expect to increase the efficiency of our management and marketing resources and to achieve broader economies of scale.  However, in the event of the consummation of the Merger and the subsequent combination of the Company with Atria, Inc. and Kapson Senior Quarters Corporation, we expect these strategies to change, see “Recent Developments”.

Our strategy is to target areas where there is a need for ALCs based on demographics and market studies. In addition to acquiring ALCs through direct ownership and the use of long-term leases, we may also divest our ALCs that do not expand or enhance one of our clusters or do not meet our financial objectives. In 1999, we sold five ALCs that were located outside of the western United States. During 2000, we completed the sale of three of our ALCs that were located outside of the western United States. As of December 31, 2002, a substantial portion of our business and operations were conducted in California, where 38 of the 60 ALCs we operate are located. We have no operations or customers in foreign countries.

The market value of our properties and the income generated from ALCs we own, manage or lease could be negatively affected by changes in local and regional economic conditions and by acts of nature.

Development. Due to market conditions, the development of new ALCs has been curtailed during 2001 and 2002. We do not expect to develop any new facilities in the foreseeable future.

In 1998, we entered into several joint venture arrangements operating as limited liability companies (“LLCs”) designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of two existing ALCs acquired in 1998 in the Hillsdale Transaction and to construct three new communities on land sites we owned. Participants in the joint ventures with us include a third-party investor and a third-party developer. The LLCs contracted with the developer to provide development services to perform the renovation and construction. We account for our investment in the joint ventures using the equity method and losses incurred by the LLCs will be allocated disproportionately to the joint venture partners based upon their assumption of risk. In 2000 and 2001, certain joint venture partner’s capital was reduced to zero, consequently, the losses from the joint venture were allocated to us based upon our capital or percentage interest. The Company has agreed to fund any operating deficits incurred in connection with the operation of these joint venture projects operating as LLCs, up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLC, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. These agreements will remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the venture partners. Our current funding of operating deficits since inception in 1998 is $2.4 million. According to the LLC operating agreements we have an option to purchase the joint venturers’ interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed rate of return on the joint ventures’ capital contribution.  The LLC operating agreements further provide that if we do not exercise an option during the exercise period, we can be terminated as a manager of the LLC.   In December 2000, we determined that the value of our investment in the LLCs was impaired based upon projected cash flow, and wrote down the investment by $5.7 million to reflect the fair value. In 2001 we declined to exercise the option to purchase two of the LLCs that had reached stabilization and in accordance with the LLCs’ operating agreement, we no longer serve as a manager of the two LLCs. We no longer manage one of the LLCs that is outside our geographic clustering strategy.  In February 2003, we were notified that we would no longer manage the remaining LLCs as a result of our election not to exercise the related purchase option.  We felt the required purchase prices were excessive and, consequently, did not exercise our right to purchase the LLCs.

In 2000, we completed three development projects that were in progress at December 31, 1999.  We do not plan to develop new ALCs during 2003.

Cost Containment. To contain costs and maximize operating efficiency, we employ an integrated structure of management and financial systems and controls. We utilize a combination of centralized and decentralized accounting systems and computer systems that link each community with our executive offices to provide management with on-line revenue and expense information in a cost efficient manner. We provide an on-line analysis capability for resident billing, occupancy, marketing, financial and statistical information.  We believe our current systems are adequate for our current operating needs and provide flexibility to meet the requirements of our operations without disruption or significant modifications beyond 2003.  We use high quality hardware and operating systems from current and proven technologies to support our current technology infrastructure.

We have recruited experienced key employees from several established operators in the long-term-care services field and believe that we have assembled the administrative, operational and financial personnel that will enable us to manage our growth and operating strategies effectively. We also recruit individuals with strong backgrounds for our regional director positions. In addition we have developed internal procedures and policies that we believe are necessary for effective operation and management of our ALCs. Day to day community operations are supervised by an on-site executive director who, in certain jurisdictions, must satisfy certain licensing requirements.  We provide management support services to each of our assisted living communities including establishing operating standards, recruiting,  training and all financial services.

Acquisitions. In evaluating possible acquisitions, we consider:

•	the location, construction quality, condition and design of the ALC;

•	the current and projected cash flow of the community and its anticipated ability to increase revenue through rent and occupancy increases, additional assisted living services and management; and

•	whether we can acquire the community below replacement cost.

Our sources for prospective acquisitions range from Affiliated Partnerships to management contracts with potential ALC sellers, to our local and regional personnel who monitor the assisted living market in their area. In 2001, we acquired two ALCs that we had managed since 1989. This acquisition was accomplished by means of the purchase of 51.8% of the outstanding partnership units in ARVP III pursuant to a tender offer. In certain cases we may also target additional third-party management contracts. In October 2001, we entered into four management contracts providing for the Company’s management of certain ALCs, two in Texas totaling 126 units and two in New Mexico totaling 92 units. In January 2002, we entered into a fifth management contract for a newly completed ALC that is in the lease-up stage in California. However, we do not intend to continue our past growth rate and may not expand at all in the future.

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

We seek to enhance and increase the amount and diversity of assisted living services we provide through:

•	the continued education of the senior community, and particularly the residents and their families, concerning the cost-effectiveness of receiving additional services in an assisted living community;

•	the continued development and refinement of assisted living programs designed to meet the needs of our residents as they age in place; and

•	the consistent delivery of quality services for residents.

Employees

At December 31, 2002 we had approximately 3,070 employees. None of our employees are members of unions and the Company continues to enjoy good relations with its employees.

Capital Requirements

Our operating leases require the tender of security deposits. At December 31, 2002, the amount of security deposits was $9.3 million either in cash or letters of credit supported by cash. These deposits are classified as non-current assets in our consolidated balance sheets as of December 31, 2002 and 2001.

In 2002, we increased mortgage debt by $30.4 million.  We increased mortgage debt by $4.0 million on one ALC with interest at 8.5% payable in monthly installments of principal and interest and maturing in January 2004.  We also refinanced the mortgage debt on two other ALCs for $24.0 million with monthly interest only payments through October 2003 and monthly principal and interest payments thereafter, based on LIBOR plus 3.5% with a minimum interest rate of 7.0% maturing in August 2004.  In addition, one other ALC was refinanced for $2.4 million at a fixed rate of 7.56% including a mortgage insurance premium of 0.5% with monthly principal and interest payments based on a 35 year amortization schedule.  Proceeds were used as follows:

•	pay off existing debt that matured in 2002 and 2003; and

•	borrow against the increased value of these properties.

In January, 2001 we restructured 16 ALC leases into two lease pools of 8 ALCs each. In each restructured pool, the lease termination date was extended through fiscal 2021. As part of the restructure, we are allowed to finance the additional rent expense of up to $1.0 million during 2001, $1.0 million in 2002, $1.5 million in 2003, $1.0 million in 2004 and $0.5 million in 2005, converting this into a note payable with a due date of December 31, 2010 at a fixed interest rate of 7%. Interest only payments are required monthly with principal payments beginning in 2006 at $1.0 million per year.  At December 31, 2002 we had $2.0 million outstanding.  We also incurred a restructuring fee of

$4.5 million payable at $1.5 million for each of the first three years.  The restructured lease agreements provide for reimbursement to us from the landlord of capital improvement expenditures up to $3.0 million. The lease agreements provide for a total rent as a percentage of revenue that changes annually, which was 28.3% for the year ended December 31, 2002.  Total annual rent expense shall not be less than the immediately preceding year’s rent expense.

The Company’s various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At December 31, 2002, we were in compliance with all such covenants or waivers were obtained.

In 1999, we began retiring portions of our 6 3/4% convertible subordinated debt. During 1999, we issued a total of 799,566 shares of our common stock and paid a total of $1.0 million to certain of our bondholders in exchange for a total of $9.2 million principal amount of the subordinated notes due 2006 that were held by those bondholders. These transactions resulted in an extraordinary gain of $7.0 million net of tax for the fiscal year ended December 31, 1999. During 2000, we issued a total of 781,025 shares of our common stock and paid a total of $9.6 million to additional bondholders in exchange for a total of $33.0 million in principal amount of the subordinated notes held by those bondholders.  This yielded an extraordinary gain of $20.6 million net of tax and costs. In 2001 we paid a total of $5.7 million to certain of our bondholders in exchange for a total of $8.0 million principal amount of the subordinated notes. The transactions for the year ended December 31, 2001, resulted in an extraordinary gain of $2.1 million net of tax and costs. Out of $57.5 million we have retired a total of $50.2 million of our public debt resulting in extraordinary gains of $29.5 million to date net of tax and costs.  Prometheus has stated that it intends to redeem all of the 6 3/4% notes after the completion of the Merger.

We obtained a $10.0 million unsecured revolving line of credit from our major shareholder Lazard Freres, through its affiliates, to be used for retirement of the subordinated 6 3/4% public debt. At December 31, 2002, we had $10.0 million outstanding on the line of credit at LIBOR plus 9.54% interest payable monthly.

In 1998, we entered into several joint venture arrangements operating as limited liability companies (“LLCs”) designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of two existing ALCs acquired in 1998 in the Hillsdale Transaction and to construct three new communities on land sites we owned. Participants in the joint ventures with us include a third-party investor and a third-party developer. The LLCs contracted with the developer to provide development services to perform the renovation and construction. We account for our investment in the joint ventures using the equity method and losses incurred by the LLCs will be allocated disproportionately to the joint venture partners based upon their assumption of risk. In 2000 and 2001, certain joint venture partner’s capital was reduced to zero, consequently, the losses from the joint venture were allocated to us based upon our capital or percentage interest. The Company has agreed to fund any operating deficits incurred in connection with the operation of these joint venture projects operating as LLCs, up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLC, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. These agreements will remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the venture partners. Our current funding of operating deficits since inception in 1998 is $2.4 million. According to the LLC operating agreements we have an option to purchase the joint venturers’ interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed rate of return on the joint ventures’ capital contribution.  The LLC operating agreements further provide that if we do not exercise an option during the exercise period, we can be terminated as a manager of the LLC.   In December 2000, we determined that the value of our investment in the LLCs was impaired based upon projected cash flow, and wrote down the investment by $5.7 million to reflect the fair value. In 2001 we declined to exercise the option to purchase two of the LLCs that had reached stabilization and in accordance with the LLCs’ operating agreement, we no longer serve as a manager of the two LLCs. We no longer manage one of the LLCs that is outside our geographic clustering strategy.  In February 2003, we were notified that we would no longer manage the remaining LLCs as a result of our election not to exercise the related purchase option.  We felt the required purchase prices were excessive and, consequently, did not exercise our right to purchase the LLCs.

We believe that our existing liquidity, cash provided by operating activities, our ability to sell ALCs and land sites which do not meet our financial objectives or geographic clustering strategy, and our ability to refinance certain owned ALCs and investments will provide us with adequate resources to meet our current operating and investing needs. Historically we have not generated sufficient cash from operations to fund recurring working capital and capital expenditure requirements. We had not anticipated incurring the additional expenses required in a merger transaction and, consequently, we may be required to incur additional indebtedness to finance the activity in the event the Merger is not completed. We may also be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our strategy, including the rehabilitation of ALCs as well as other capital expenditures. We anticipate that we will be able to obtain the additional financing; however, we cannot assure that we will be able to obtain financing on favorable terms.

Factors Affecting Future Results and Forward-Looking Statements

Our business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We have made forward-looking statements in this report concerning, among other things, the impact of future acquisitions and developments, if any, and the level of future capital expenditures. These statements are only predictions; however, actual events or results may differ materially as a result of risks we face. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these uncertainties, we caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Certain risks are inherent in the operation of ALCs. These risks include, but are not limited to:

•	our history of losses;

•	our ability to access capital necessary for operations and acquisitions;

•	competition;

•	sales and marketing;

•	our ability to meet our indebtedness, lease and other obligations;

•	our liabilities as a general partner of Affiliated Partnerships or as a member of the joint venture LLC where we are required to fund operating deficits;

•	dependence on reimbursement from third-party payers;

•	governmental regulation; and

•	risks common to the assisted living industry.

Risks that the Merger will not be Completed

Although we executed a definitive Merger Agreement with Prometheus, it is subject to various closing conditions including approval by our stockholders and it is possible that the Merger may not be completed in the stated timeframe or at all.  If the proposed merger is not completed we may be subject to the following risks:

•

if the Merger Agreement is terminated under specified circumstances controlled by the Company, we will be required to pay Prometheus a termination fee of approximately $2.2 million plus Prometheus’ expenses up to $1.5 million;

•	the price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed;

•	costs related to the Merger such as legal, accounting and certain financial advisory fees, must be paid even if the Merger is not completed; and

•

if the proposed merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid by Prometheus in the Merger.

•	if the proposed merger is not completed by Prometheus then we will be reimbursed for our costs plus $4.5 million termination fee.

History of Losses

For the years ended December 31, 2002, 2001, and 2000, we had losses before extraordinary gains of approximately $3.3 million, $1.1 million, and  $14.1 million, respectively. At December 31, 2002, our accumulated deficit was approximately $101.0 million.

Our loss before extraordinary gain for the year ended December 31, 2002  primarily resulted from:

•	merger costs and litigation judgement;

•	net interest expense;

•	equity in losses of partnerships; partially offset by

•	income from ALC operations.

Our loss before extraordinary gain for the year ended December 31, 2001 primarily resulted from:

•	income from ALC operations; and

•	gain on sale of properties and partnership interests; more than offset by

•	net interest expense; and

•	equity in losses of partnerships.

Our loss before extraordinary gain for the year ended December 31, 2000 primarily resulted from:

•	loss from ALC operations including impairment losses on joint venture LLCs; and

•	interest expense.

We cannot provide assurance that the risks associated with operating our ALCs can be managed to reduce or eliminate impairment, equity losses of  partnerships or that other similar costs and expenses or losses will not occur in the future. See “—Indebtedness, Lease and Other Obligations,” “—General Partner Liability and Status,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Dependence on the Availability of Adequate Capital

We depend heavily on our ability to obtain adequate capital to fund our operations. Our estimated capital expenditure needs over the next 12 months are $6.4 million, which we expect to fund from operations. As of December 31, 2002 we had $14.3 million in cash and cash equivalents and working capital of $3.7 million. We believe we have cash and cash equivalents to meet our estimated capital needs for operations for the next 12 months. If, however our operating costs exceed our projections, we may have to obtain additional financing. There is no assurance that we will be able to obtain the financing on a timely basis, if at all. If we are unable to obtain the required financing on a timely basis we may not be able to execute our business plan.

Competition

We compete in over 40 separate markets. Competition to increase or maintain high occupancies is significant with numerous other companies representing national, regional, and local fragmented ownership. No one competitor tends to have a dominant market share within our niche. The Company for the most part has created a market niche based on mid-range pricing and competes on quality of service, services offered, reputation, location, and market longevity. However, in select markets the Company enjoys market efficiencies due to multiple locations in a single market. We are continuing to grow within these competitive markets by providing excellent value in residential amenities, staff hospitality, and personal care services.

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

We believe that our size gives us significant advantages over smaller operators.  Given the scale of our operations, we have the opportunity to select the best operating systems and service alternatives and to develop a set of best practices for implementation on a national scale.  We also believe that, because of our size, we are able to purchase such items as food, equipment, insurance and employee benefits at lower costs and to negotiate more favorable financing arrangements.

Sales and Marketing

The Company’s marketing strategy focuses on enhancing the reputation of the Company’s communities and creating awareness of the Company and its services among potential referral sources. The Company emphasizes outreach by developing relationships and creating awareness among referral sources. Referral sources include hospital discharge planners, physician offices, skilled nursing facilities, home healthcare providers and members of the clergy. We focus on our satisfied residents and family members who represent a key number of referrals. Each regional cluster generally has at least one sales and marketing specialist and in each ALC one sales and marketing director is responsible for implementing sales and marketing programs. In addition to the direct contacts with referral services we market our services through newspapers, direct mail and through internet based referral organizations.

Indebtedness, Lease and Other Obligations

We have financed, and may continue to finance, the acquisition of ALCs through a combination of loans, leases and other obligations. As of December 31, 2002, we had an outstanding consolidated indebtedness of $121.0 million, including $7.3 million of our 2006 Convertible Notes, whose holders have the right to convert such notes into our common stock at any time on or before the notes mature. As a result, we will devote a significant portion of our cash flow to debt service. There is a risk that we will not be able to refinance our maturing note obligations on terms favorable to us, or that we will not be able to generate sufficient cash flow from operations to make required interest and principal payments.

At December 31, 2002, we have provided a limited guarantee of an indebtedness of $3.5 million for the benefit of an Affiliated Partnership for the term of the loan which ends May 2010.  Under the terms of the guarantee, our payment obligation will be limited to 15% of the outstanding principal balance of the indebtedness at such time as (i) the outstanding principal balance does not exceed 75% of the appraised value of the security property, (ii) the security property has achieved a Debt Service Coverage ratio of not less than 1.0 to 1.0, and (iii) the security property achieves an occupancy level of 85% for the preceding 6 consecutive calendar months. In addition, at such time as the outstanding principal balance of the indebtedness does not exceed 75% of the appraised value of the security property and either (i) the security property achieves a Debt Service Coverage Ratio of not less than 1.25 to 1 for 6 consecutive months or (ii) the Affiliated Partnership prepays a portion of the indebtedness sufficient for the secured property to achieve a Debt Service Coverage ratio of not less than 1.25 to 1.0 for the preceding 6 months, our liability under the guarantee will be limited to liability based upon fraud, failure to remit insurance proceeds, failure to properly apply revenues of the secured property, commission of waste on the security property, or contamination of the secured property with hazardous waste.  We also guarantee through January 2004, $1.0 million of debt on one of our consolidated partnerships in which we own 52.5%.  In both cases the liability would be reduced by the sale proceeds of the underlying real estate asset secured by the loans.  Another guarantee we have extended pertains to another partnership that we own more than 60.5%.  The guaranteed amount is limited to a “Curtailment Payment” defined as the difference between the current debt service coverage ratio as defined by the lender, and 1.25 to 1.0 measured on a semi annual basis. At December 31, 2002 we had no liability for a Curtailment Payment.  We are the general partner of certain limited partnerships that serve as the sole members of limited liability company borrowing entities which carried loan balances of $3.6 million at December 31, 2002. Although a member of a limited liability company is not personally liable for any contract or other obligation of that entity, we delivered limited guarantees in connection with the loans. Due to the limited guarantees, we assumed liability for repayment of the loan indebtedness as a result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants.

In January 2001, we disposed of our interests in five of the eight remaining partnerships in our apartment group (the “Apartment Group”). As part of the tax credit agreements relating to the Apartment Group, we remain responsible for guarantees for the period of time we acted as the general partner for the tax credit apartment partnerships if sufficient projected tax credits were not generated in order to meet agreed-upon levels of tax credit benefits.  The Apartment Group required $2.9 million to fund permanent loan shortfalls in 2000, the balance of which was paid in January 2001 from proceeds of the sale of the partnership interests. Concurrently, we sold our interests in the related partnerships for a gain of $2.9 million.

At December 31, 2002, approximately $39.1 million of our indebtedness bore interest at floating rates. We may incur indebtedness in the future that may also bear interest at a floating rate, or be fixed at some time in the future. Therefore, increases in prevailing interest rates could increase our interest payment obligations and could have an adverse effect on our business, financial condition and operating results.

As of December 31, 2002, we are party to long-term operating leases for certain of our leased ALCs. These require minimum annual lease payments in the aggregate amount of $33.7 million and $32.5 million for years ending December 31, 2003 and 2004, respectively.

In January 2001, we restructured 16 ALC leases into two lease pools of 8 ALCs each. In each restructured pool, the lease termination date was extended through fiscal 2021. As part of the lease restructure we are allowed to finance additional rent expense of up to $1.0 million during 2001, $1.0 million in 2002, $1.5 million in 2003, $1.0 million in 2004 and $0.5 million in 2005 converting this into a note payable with a due date of December 31, 2010 at a fixed rate of 7%. Interest only payments are required monthly with principal payments beginning in 2006 of $1.0 million per year. At December 31, 2002 we had $2.0 million outstanding.  We also incurred a restructuring fee of $4.5 million payable at $1.5 million for each of the first three years. The restructuring fee is accounted for on a straight-line basis. The restructured lease agreements provide for reimbursement to us from the landlord of capital improvement expenditures up to $3.0 million. The lease agreements provide for a total rent as a percentage of revenue that changes annually, which was 28.3% for, the year ended December 31, 2002.  Total annual rent expense shall not be less than the immediately preceding years rent expense.

The following table represents a list of our contractual obligations and other commercial commitments for the indicated periods (calculated as of December 31, 2002):

Payments Due For The Twelve Month Periods Ending December 31,

	2003	2004	2005	2006	2007	Thereafter	Total

Notes payable	$2,269	$49,715	$577	$8,878	$1,673	$57,858	$120,970
Operating leases	33,704	32,451	32,929	33,452	34,511	337,071	504,118

Total contractual cash obligations	$35,973	$82,166	$33,506	$42,330	$36,184	$394,929	$625,088

General Partner Liability and Status

As of December 31, 2002 we, directly or through our subsidiaries, are the managing general partner in 7 limited partnerships. As a general partner of a limited partnership, we are ordinarily liable for partnership obligations including partnership indebtedness, potential liability for construction defects, including those presently unknown or unobserved, and unknown or future environmental liabilities. With respect, however, to the mortgage indebtedness encumbering the partnership properties, we have no personal liability for the repayment of said indebtedness except to the extent a lender suffers loss from: the partnership’s failure to properly apply insurance proceeds, to deliver required books and records or to properly apply rents; fraud by the partnership; filing of bankruptcy by the partnership or the Company; or environmental contamination of the secured properties. The cost of any such obligations or claims, whether we bear part or all of the cost, could materially adversely affect our operating results and financial condition.

We manage each Affiliated Partnership property according to a written management contract. The managing general partner of the partnership may cancel some contracts with 30 or 60 days’ notice. Limited partners in each partnership may take action on such matters as the removal of the general partners, the request for approval or disapproval of a sale of a property owned by a partnership, or other actions affecting the properties or the partnership. Where we are the general partner of the partnership, termination of the contracts generally would require removal of the Company as general partner by the vote of a majority of the holders of limited partner interests. It should be noted that we are the holder of the majority interest in these partnerships.  We would lose management fees if those contracts were terminated.

Subsequent to year end, we were removed as the manager of two managed ALCs where we chose not to exercise our right to purchase our joint venturers’ interests in the ALCs due to the excessive purchase prices. In January of 2002, we signed a  management contract to manage one unaffiliated ALC in lease-up.

Dependence on Reimbursement by Third-Party Payers

GeriCare was a former subsidiary of the Company that specialized in rehabilitative services, including speech, occupational and physical therapy. Although we terminated all GeriCare operations in 1998, revenue received or earned before termination that directly or indirectly was billed to the Medicare program remained subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings, audits and funding restrictions. Medicare reimbursed GeriCare monthly for services provided on a cost basis, subject to certain adjustments. GeriCare submitted cost reports to the Healthcare Financing Administration (“HCFA”) on an annual basis and was subject to having amounts previously reimbursed adjusted retroactively.

On January 2, 2003, the Company and the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the United States Department of Health and Human Services (“U.S.”), entered into a Settlement Agreement, granting mutual releases of all outstanding Medicare claims relating to the Company’s former GeriCare unit. The Settlement Agreement further required that in exchange for the releases, and without admitting any liability, we paid to the U.S. the sum of $1,625,000.  The Company entered into the settlement agreement to facilitate the Merger Agreement.

Government Regulation

Assisted living. The healthcare industry is subject to extensive regulation and frequent regulatory change. While such requirements vary by state, they typically relate to licensure, staffing, physical design, required services and resident characteristics.  Currently, no federal rules explicitly define or regulate assisted living. A number of states also have not yet enacted specific assisted living regulations. However, we are, and will continue to be, subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities where we operate or intend to operate.  The Company’s communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety cods.  Certain states require certificate of need review in order to provide certain services.  Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant impact on methods and costs of doing business, and on reimbursement levels from governmental and other payers. In addition, the President and Congress have proposed in the past, and may propose in future, healthcare reforms that could impose additional regulations on the Company or limit the amounts that we may charge for our services. We cannot assess the ultimate timing and impact that any pending or future healthcare reform proposals may have on the assisted living, home healthcare, skilled nursing or healthcare industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or results of operations of the Company.

In addition, with respect to our residents who receive financial assistance from governmental sources for their assisted living services, we are subject to federal and state regulations that prohibit certain business practices and relationships.  Failure to comply with these regulations could prevent reimbursement for our healthcare services under Medicare or similar state reimbursement programs.  Our failure to comply with such regulations also could result in fines and the suspension or inability to renew our operating licenses.  Federal, state and local governments occasionally conduct unannounced investigation, audits and reviews to determine whether violations of applicable rules and regulations exist.  Devoting management and staff time and legal resources to such investigations, as well as any material violation by us that is discovered in any such investigation, audit or review, could strain our resources and affect our profitability.  In addition, regulatory oversight of construction efforts associated with refurbishment could cause us to lose residents and disrupt the community operations.

SSI Payments. A portion of our revenue comes from residents who receive SSI payments. During 2002, 3% of our residents participated in the SSI program. Revenue from these residents is generally lower than the amounts we receive from our other residents and could be subject to payment delay. We cannot assure that our percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited. In addition, if we were to become a provider of services under the Medicaid program, we would be subject to Medicaid regulations designed to limit fraud and abuse. Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). There are currently numerous legislative and regulatory initiatives at the state and Federal levels addressing patient privacy concerns.  In particular, the Department of Health and Human Services (“DHHS”) has released final privacy regulations implementing portions of the Health Insurance Portability and Accountability Act of 1996.  Compliance with these privacy regulations generally becomes mandatory April 14, 2003.  These privacy regulations restrict how health care providers use and disclose individually identifiable health information and grant patients certain rights related to their health information.  Under HIPAA, DHHS also has recently issued final security regulations that become mandatory in April 2005 and govern the security of individually identifiable health information that is electronically maintained or transmitted.  Further, DHHS has issued final regulations establishing standards and code sets that healthcare providers must use when conducting certain healthcare transactions electronically. Failure to comply with the privacy, security or transaction standard regulations enacted under HIPAA could result in civil and criminal penalties.  The Company will continue to remain subject to any Federal or state laws that are more restrictive than the privacy regulations issued under HIPAA.  These statutes vary and could impose additional penalties.  To the extent that the provisions of HIPAA are determined to apply to the operation of the Company’s ALCs, the Company’s management believes that the Company should be able to replace or modify its systems and procedures to ensure compliance with HIPAA and such other legislation or regulations.  Management does not expect costs incurred to comply with HIPAA to have a material impact on the Company’s operating results.

Federal and state anti-remuneration and self-referral laws, such as anti-kickback laws, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers.  These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services, and have often been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referrals.  In addition, there are various Federal and state laws prohibiting other types of fraud and abuse by health care providers, including criminal and civil provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid and failing to refund overpayments or improper payments.  Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in Medicare, Medicaid, and other state and Federal reimbursement programs.  There can be no assurance that such laws will be interpreted in a manner consistent with current or past practices of the Company.

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

Obtaining Residents and Maintaining Rates. As of December 31, 2002, the ALCs we owned or operated generated a combined occupancy rate of 85.3%. Occupancy may drop in our existing ALCs, primarily due to:

•	changes in the health of residents;

•	increased competition from other assisted living providers, particularly those offering newer ALCs;

•	the reassessment of residents’ physical and cognitive states;

•	changes in the economy; and

•	changes in management and staffing.

There can be no assurance that any ALC will be substantially occupied at assumed rates at any time. In addition, we may only be able to lease up our ALCs to full occupancy at rates below our set rates due to limitations imposed on rates by local market conditions or other factors. Even if we achieve substantial occupancy at our set rates, our set rates may not allow for our projected cost recovery and profit if operating expenses increase. In addition, in order to increase our set rates, we must provide advance notice of rate increases, generally at least 30 to 60 days. Because of this advance notice requirement, we are not able to reflect cost increases in our set rates until at least several months after such cost increases occur. In addition, if we fail to generate sufficient revenue, we may be unable to meet minimum rent obligations under our long-term operating leases and to make interest and principal payments on our indebtedness.

General Real Estate Risks. The performance of our ALCs is influenced by factors generally affecting real estate investments, including the general economic climate. Other such real estate risks include:

•	an oversupply of, or a reduction in demand for, ALCs in a particular market;

•	the attractiveness of properties to residents;

•	zoning, rent control, environmental quality regulations or other regulatory restrictions;

•	competition from other forms of housing;

•	our ability to provide adequate maintenance and insurance; and

•	our ability to control operating costs, including maintenance, insurance premiums and real estate taxes.

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

In addition, we currently lease ALCs from eight different landlords. The lease agreements with each landlord contain cross-application provisions that limit our right to renew one lease with a particular landlord without exercising our right to renew all other leases with that landlord. Also, leases with a single landlord contain certain cross-default provisions. Therefore, in order to exercise all lease renewal terms, we will be required to maintain and rehabilitate the leased ALCs on a long-term basis. We anticipate that similar renewal and cross-default provisions will be included in leases with other healthcare REITs or landlords.

Bond Financing. We have entered into four long-term leases of ALCs, the acquisition and construction of which have been or are being financed by tax exempt multi-unit housing revenue bonds. In order to meet the lease obligations and to allow the landlord to continue to qualify for favorable tax treatment of the interest payable on the bonds, the ALCs must comply with certain federal income tax requirements. These requirements principally pertain to the maximum income level of a specified percentage of the residents. Failure to satisfy these income requirements will constitute an event of default under the leases, thereby permitting the landlord to terminate the leases. Failure to obtain low-income residents in the sequence and time required could materially affect the cash flow from such ALCs.

Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of the removal or remediation of certain hazardous or toxic substances. Such laws and regulations often impose liability whether or not the owner or operator knows of, or is responsible for, the presence of the hazardous or toxic substances. When we acquired land for development or existing facilities, we typically obtained environmental reports on the properties as part of our due diligence in order to lessen our risk of exposure. Nonetheless, the costs of any required remediation or removal of these substances could be substantial. The owner’s liability is generally not limited under such laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or any entity that arranges for the disposal of hazardous or toxic substances at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. When entering into leases with healthcare REITs and other landlords of facilities, we typically enter into environmental indemnity agreements in which we agree to indemnify the landlord against all risk of environmental liability, both during the term of the lease and beyond. In connection with the ownership or operation of our properties or those of our Affiliated Partnerships, we could be liable for these costs, as well as certain other costs, including governmental fines and damages for injuries to persons or properties.

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

Geographic Concentration. A substantial portion of our business and operations are conducted in California, where 38 out of 60 of our ALCs in operation are located. The market value of these properties and the income generated from properties we manage or lease could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in the state, and by acts of nature. We cannot provide assurance that such geographic concentration will not have an adverse impact on our business, financial condition, operating results and prospects.

Insurance. We believe that we maintain adequate insurance coverage, based on the nature and risks of our business, historical experience and industry standards. Our business entails an inherent risk of liability. In recent years, we and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories, which may involve large claims and significant legal costs. From time to time we are subject to such suits because of the nature of our business. We cannot assure that claims will not arise that exceed our insurance coverage or are not covered by it. A successful claim against us that is not covered by, or is in excess of, our insurance could have a material adverse effect on our financial condition, operating results or liquidity. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect on our ability to attract residents or expand our business and would consume considerable management time. We must renew our insurance policies annually and can provide no assurance that we will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms. As a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage for the long-term care industry, and those remaining have increased premiums and deductibles substantially. Consistent with this trend,  our general liability coverage is subject to $0.25 million deductible per occurrence basis for the nine months ended December 31, 2001 and the three months ended March 31, 2002.  For the nine months ended December 31, 2002, our general liability deductible per occurrence has again been materially increased to $1 million.  Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience and a third party actuarial study.  As a result of these continuing increases, in both deductible amounts and premiums, there can be no assurance that we will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

Conflicts of Interest

As of December 31, 2002, we are the managing general partner and community manager for Affiliated Partnerships owning or leasing 13 ALCs and two apartment communities. By serving in both capacities, we have conflicts of interest because of our duty to act in the best interests of the limited partners of those partnerships and our desire to maximize earnings for our shareholders in the operation of those ALCs and apartment communities.

Tax Credit Apartment Partnerships

In January 2001, we disposed of our interests in five of the eight remaining partnerships in our Apartment Group. As part of the tax credit agreements relating to the Apartment Group, we remain responsible for guarantees for the period of time we acted as the general partner for the tax credit apartment partnerships if sufficient projected tax credits were not generated in order to meet agreed-upon levels of tax credit benefits.

The Apartment Group required $2.9 million to fund permanent loan shortfalls in 2000, the balance of which was paid in January 2001from proceeds of the sale of partnership interests.. Concurrently, we sold our interests in the related partnerships for a gain of $2.9 million.

Item 2. Properties

The following charts set forth the location, number of units, acquisition date and ownership percentage for our communities as of December 31, 2002:

Community	Location	Units	Month Acquired	Percent Ownership(a)

LEASED
Amberwood	FL	183	Jun-96	100.0%
Baypoint Village	FL	231	Mar-96	100.0%
Bayside Landing	CA	76	Jun-98	100.0%
Buena Vista Knolls	CA	90	Feb-96	100.0%
Chateau San Juan	CA	112	Dec-95	100.0%
Collier Park	TX	158	Dec-96	100.0%
Eastlake Terrace	IN	87	Apr-97	100.0%
El Camino Gardens	CA	265	Jun-95	100.0%
Hacienda de Monterey	CA	180	Apr-94	100.0%
Hillsdale Manor(c)	CA	128	Jul-98	100.0%
Inn at Summit Ridge	NV	74	Apr-97	100.0%
Inn at Willow Glen(b)	CA	83	Aug-96	52.3%
Kinghaven Manor	MI	143	Feb-95	100.0%
Mallard Cove	OH	119	Feb-95	100.0%
Maria del Sol	CA	110	Oct-95	100.0%
Northgate Park	OH	124	Aug-96	100.0%
Rancho Park Villa	CA	149	Oct-95	100.0%
Shorehaven Manor	MI	120	Sep-96	100.0%
Seville Terrace	NV	125	Dec-99	100.0%
Sunlake Terrace	NV	121	Feb-98	100.0%
Sutton Terrace	NV	142	Dec-98	100.0%
Tamalpais Creek	CA	117	Oct-95	100.0%
Tanglewood Trace(e)	IN	167	Jan-97	100.0%
Villa Bonita	CA	130	Oct-95	100.0%
Villa Encinitas	CA	117	Jun-95	100.0%
Villa at Palm Desert	CA	77	Nov-95	100.0%
Villa de Palma	CA	110	May-95	100.0%
Villa del Obispo	CA	96	May-95	100.0%
Villa del Rey	CA	102	Jun-95	100.0%
Villa del Sol	CA	91	Jun-95	100.0%
Vista del Rio	NM	148	Jun-97	100.0%
Willow Glen Villa	CA	188	May-98	100.0%
Woodside Village of Columbus	OH	154	Feb-96	100.0%

Total Leased		4,317

OWNED
Acacia Villa(b)	CA	66	Dec-95	89.5%
Chandler Villas(b)	AZ	164	Dec-01	52.1%
Collwood Knolls(b)	CA	112	Jan-96	95.5%
Covell Gardens	CA	156	Mar-97	100.0%
Covina Villa(b)	CA	63	Aug-96	52.3%
Golden Creek Inn	CA	124	Apr-98	100.0%
Hillcrest Inn	CA	138	Apr-98	100.0%
Montego Heights Lodge(b)	CA	163	Aug-96	52.3%
Retirement Inn of Daly City(b)	CA	95	Aug-96	52.3%
Retirement Inn of Fullerton(b)	CA	68	Aug-96	52.3%
Retirement Inn of Burlingame(b)	CA	67	Aug-96	52.3%
Retirement Inn of Campbell(b)	CA	71	Aug-96	52.3%
Retirement Inn of Fremont(b)	CA	68	Aug-96	52.3%
Retirement Inn of Sunnyvale(b)	CA	120	Aug-96	52.3%
Valley View Lodge(b)	CA	125	Aug-96	52.3%
Villa Colima(b)	CA	93	Jun-96	60.5%
Villa Las Posas(b)	CA	123	Dec-01	52.1%

Total Owned		1,816

Total Leased and Owned		6,133

MANAGED
Berkshire(d)	CA	80	Nov-98	75.0%
Canterbury Court	TX	82	Oct-01
Encino Hills Terrace(d)	CA	73	Nov-98	75.0%
Inn at Lakewood(d)	CO	137	Nov-00	67.1%
Garden Park Villas	CA	89	Jan-02
La Villa	NM	82	Oct-01
Lynnbrooke(d)	CA	140	Apr-00	62.0%
Stone Brook	TX	44	Nov-01
Villa del Sol	NM	10	Oct-01

Total Managed		737

Total Leased, Owned and Managed		6,870

OWNED but MANAGED by an UNRELATED 3rd PARTY
Bay Spring(d)	RI	127	Jun-00	64.0%

Total Owned but Managed by 3rd Party		127

Grand Total		6,997

(a)	Represents percentage ownership of Leased ALCs and Owned ALCs through leasehold or fee ownership of the Company or an Affiliated Partnership.

(b)	Community managed by us and owned or leased by an Affiliated Partnership in which we have obtained a majority ownership interest.

(c)	We also acquired 64 beds in a skilled nursing facility as part of this ALC.

(d)	Properties are owned by our unconsolidated joint ventures where we have a majority ownership but no control.

(e)	We acquired an additional 8 units in a January 1, 2002 addendum to our lease for the Tanglewood community.

Item 3. Legal Proceedings

During 2001, the Company was named as a defendant in two lawsuits brought by employees of an ALC owned by a majority-owned partnership. In addition, four other employees of the same ALC filed EEOC claims against the Company arising out of the same facts. In 2002, the two lawsuits were submitted to mediation and settled. The four remaining claims will be submitted to binding arbitration.

The Company, its directors and officers, and Prometheus were served with several complaints in relation to the September 23, 2002, announcement of Prometheus’ unsolicited offer to acquire for cash all of the outstanding shares of common stock of the Company not already owned by Prometheus or its affiliates.  Four complaints were filed in the Court of Chancery of the State of Delaware between September 24 and 27, 2002, while a fifth complaint was filed on October 1, 2002, in the Orange County Superior Court for the State of California.  The actions sought certification of a class of all ARV stockholders to enjoin the consummation of the proposed merger transaction, a declaration that the proposed acquisition was entered into in breach of defendants’ fiduciary duties, and recovery of damages, costs and attorneys’ fees.  On January 3, 2003 the parties entered into  Memoranda of Understanding reflecting the parties’ agreement to settle both the California and Delaware actions.  Pursuant to the terms of the memoranda, the parties agree to use their best efforts to enter into a Stipulation of Settlement, which will include a release of all claims held by proposed stockholders against defendants.  Defendants have also agreed to pay plaintiffs’ attorneys’ fees in each action in the amount of $275,000 (for a total of $550,000 for both actions).  The settlement is contingent upon, among other things, consummation of the Merger at the $3.90 per share price and approval by the courts.

On January 2, 2003, the Company and the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the United States Department of Health and Human Services (“U.S.”), entered into a Settlement Agreement, granting mutual releases of all outstanding Medicare claims relating to the Company’s former GeriCare unit. The Settlement Agreement further required that in exchange for the releases, and without admitting any liability, we paid to the U.S. the sum of $1,625,000.

Except as described above, and other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Company, there are no material legal proceedings pending against the Company.   While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

The common stock, no par value, of the Company is listed and traded on the American Stock Exchange under the symbol “SRS.” Prior to October 13, 1997, our common stock was listed on the NASDAQ National Market (“NASDAQ”) under the symbol “ARVI.” The following table sets forth, for the periods indicated, the high and low closing prices for our Common Stock.

				High	Low

Year Ended December 31, 2002
First Quarter	1/1/02	–	3/31/02	$1.99	$1.36
Second Quarter	4/1/02	–	6/30/02	$2.74	$1.78
Third Quarter	7/1/02	–	9/30/02	$3.20	$2.00
Fourth Quarter	10/1/02	–	12/31/02	$3.65	$3.15
Year Ended December 31, 2001
First Quarter	1/1/01	–	3/31/01	$0.99	$0.56
Second Quarter	4/1/01	–	6/30/01	$1.95	$0.70
Third Quarter	7/1/01	–	9/30/01	$2.99	$1.30
Fourth Quarter	10/1/01	–	12/31/01	$2.08	$1.10

We did not pay dividends in 2001 or  2002. We do not anticipate paying dividends in the foreseeable future. It is the present policy of our Board of Directors to retain earnings, if any, to finance the expansion of our business.  As of March 14, 2003 there were approximately 1,636 holders of record of our common stock.

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

On January 3, 2003, ARV, Prometheus, and Jenny Merger Corp., a wholly-owned subsidiary of Prometheus, entered into the Merger Agreement pursuant to which Jenny Merger Corp. will merge with and into ARV and ARV will be the surviving corporation.  See “Recent Developments.”

The obligations of ARV and Prometheus to consummate the Merger are subject to certain closing conditions, including, among other things, that ARV obtains the affirmative vote of a majority of all the outstanding common stock of the Company. Prometheus currently owns approximately 43.5% of the Company’s outstanding common stock and its affiliate holds a warrant, which if exercised, would result in Prometheus and its affiliates, together, owning approximately 45.8% of the Company’s outstanding common stock.   The Company has filed proxy materials with the Securities and Exchange Commission for a special meeting of the Company’s stockholders to vote on the Merger.  Prometheus has stated that following the completion of the transaction it intends to combine ARV with Atria, Inc. and Kapson Senior Quarters Corp. (also assisted living companies), subject to receipt of all necessary approvals and consents, but that its proposed acquisition of the remaining shares of the Company is not dependent on any subsequent transaction with Atria or Kapson.

Control by Directors and Executive Officers; Anti-Takeover Measures

As of December 31, 2002, our directors and executive officers and their affiliates beneficially own approximately 47.3% of the outstanding shares of our common stock (exclusive of unexercised options to purchase shares of our common stock). As a result, these shareholders, acting together, would be able to significantly influence many matters requiring approval by our shareholders, including the election of directors. Our articles of incorporation provide for authorized but unissued preferred stock, the terms of which may be fixed by our board of directors. As a result of Delaware General Corporation Law relating to the number of holders of common stock, our board of directors are classified and the holders of our common stock are not permitted to cumulate votes. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

In May 1998, we adopted a shareholders rights plan under Delaware law, under which we declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of our common Stock ( a “Right”). Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or, in the case of Lazard Freres, our majority stockholder, 50% or more of our common stock or announces a tender offer for 10% or, in the case of Lazard Freres, 50% or more of our common stock. When exercisable, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a certain number of shares of our common stock having a market value at the time of twice the Right’s exercisable price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right’s then-current exercise price, a certain number of shares of our common stock having a market value at that time of twice the Right’s exercise price. On October 1, 2002, the Company and Continental Stock Transfer & Trust Company entered into a Third Amendment to Rights Agreement that provides: (i) Section 9 of the Rights Agreement was amended to allow the Company to temporarily suspend, for a period not to exceed 90 days, the exercisability of the Rights after the occurrence of a Trigger Event in order to prepare and file a registration statement in connection with the exercisability of the Rights; (ii) Section 23.1 of the Rights Agreement was amended to allow the Board of Directors of the Company, at its election, at any time prior to the Distribution Date, to redeem all but not less than all of the then outstanding Rights  at a redemption price of $.01 per Right, and the Company may then, at its option, pay the Redemption Price in Common Shares, cash, or other consideration deemed appropriate by the Board; and (iii) Section 27.1 of the Rights Agreement was amended to allow the Board of Directors of the Company, at its option, at any time after the occurrence of a Trigger Event, to exchange Common shares for all or part of the then outstanding and exercisable Rights, by exchanging that number of Common Shares having an aggregate value equal to the Spread, i.e, the value of the Adjustment Shares issuable upon the exercise of a Right over the Purchase Price per Right, notwithstanding the fact that a Person has become the Beneficial Owner of 50% or more of the Common Shares of the Company then outstanding.   Then, on January 7, 2003, the Company and Continental Stock Transfer & Trust company entered into a Fourth Amendment to Rights Agreement which provides that prior to the termination of the Merger Agreement, (i) neither Prometheus nor any of its affiliates will be deemed, by virtue of any equity or employment agreements involving such parties and relating to periods after the effective time of the Merger or approved by the Board of Directors of the Company, to beneficially own any securities of the Company beneficially owned by any officer, director or employee of the Company or any subsidiary and (ii) no officer, director or employee of the Company shall be deemed, by virtue of any equity or employment agreements involving such parties and relating to periods after the effective time of the Merger or approved by the Board of Directors of the Company, to beneficially own any securities of the Company beneficially owned by any other officer, director or employee of the Company or any subsidiary or by Prometheus or any of its affiliates.  In addition, the Board of Directors on January 3, 2003 approved the Merger Agreement with Prometheus.  The required proxy materials have been reviewed and approved by the Securities and Exchange Commission and should be mailed to the stockholders for their approval in the next 30 days.

Item 6. Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 15, “Exhibits, Financial Statement Schedules and Reports on Form 8-K — Financial Statements,” along with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In Thousands, Except Per Share Data)
Revenue:
Assisted living community revenue	$154,176	$141,917	$136,097	$137,176	$127,309
Skilled nursing facility revenue	3,152	2,323	1,960	—	—
Management fees	1,050	1,155	808	1,003	1,116

Total revenue	158,378	145,395	138,865	138,179	128,425

Operating expenses:
Assisted living community operating expense	95,033	88,185	87,130	87,665	81,488
Skilled nursing facility expenses	3,075	2,507	1,901	—	—
Community lease expense	31,900	30,943	31,571	32,239	26,628
General and administrative	10,521	9,874	12,288	14,965	27,581
Impairment loss	—	—	6,187	16,368	22,727
Depreciation and amortization	7,753	7,878	8,483	8,531	9,561

Total operating expenses	148,282	139,387	147,560	159,768	167,985

Income (loss) from operations	10,096	6,008	(8,695)	(21,589)	(39,560)

Other income (expense):
Interest income	426	1,010	1,532	1,027	2,276
Other income (expense), net	82	681	244	376	198
Equity in income (loss) of partnerships	(793)	(1,798)	791	(884)	(430)
Gain (loss) on sale of properties and partnership Interests	54	2,887	500	1,884	(674)
Interest expense	(9,620)	(8,949)	(8,368)	(8,933)	(7,728)
Litigation judgment	(1,699)	—	—	(4,368)	—
Merger costs	(1,144)	—	—	—	—

Total other income (expense)	(12,694)	(6,169)	(5,301)	(10,898)	(6,358)

Loss before income tax expense, minority interest, extraordinary items, discontinued operations and change in accounting principle	(2,598)	(161)	(13,996)	(32,487)	(45,918)
Income tax expense (benefit)	(32)	151	160	35	54
Minority interest in (income) loss of majority owned entities	(697)	(778)	55	(903)	(839)

Loss before extraordinary items, discontinued operations and change in accounting principle	(3,263)	(1,090)	(14,101)	(33,425)	(46,811)
Extraordinary gain from early extinguishment of debt, net of income tax	—	2,062	20,613	7,020	—

Income (loss) from operations before discontinued operations and change in accounting principle	(3,263)	972	6,512	(26,405)	(46,811)
Discontinued operations	—	—	—	—	830
Cumulative effect of change in accounting principle, net of income tax	—	—	—	1,260	—

Net income (loss)	$(3,263)	$972	$6,512	$(27,665)	$(45,981)

Basic and diluted earnings (loss) per common share:
Loss before extraordinary items, discontinued operations and change in accounting principle	$(0.19)	$(0.06)	$(0.81)	$(2.09)	$(2.95)
Extraordinary gain from early extinguishment of debt, net of income tax	—	0.12	1.19	0.44	—
Discontinued operations	—	—	—	—	0.05
Cumulative effect of change in accounting principle, net of income tax	—	—	—	(.08)	—

Net income (loss)	$(0.19)	$0.06	$0.38	$(1.73)	$(2.90)

Weighted average common shares outstanding	17,460	17,460	17,357	15,968	15,866

	December 31,

	2002	2001	2000	1999	1998

	(In Thousands, Except Per Share Data)
Selected operating data:
Assisted living units owned or leased (end of period)	6,260	6,126	5,873	6,371	7,038
Assisted living units managed (end of period)	737	648	848	821	906
Annual weighted average occupancy of assisted living units	85%	88%	87%	85%	84%
Balance Sheet Data:
Working capital	$3,652	$116	$10,467	$6,870	$11,691
Total assets	186,566	177,177	165,940	175,165	205,457
Long-term notes payable, excluding current Portion	118,701	105,062	99,130	114,369	88,175
Total shareholders’ equity	44,577	47,840	46,868	39,124	65,687

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Selected Financial Data in Item 6 and the consolidated financial statements included in this Annual Report on Form 10-K set forth certain data with respect to our financial position, results of operations and cash flows that should be read in conjunction with the following discussion and analysis.

Overview

We are a leading national provider of assisted and independent living services for the elderly. As of December 31, 2002, we owned and or operated 60 ALCs containing 6,997 units, including 33 Leased ALCs, 18 Owned ALCs and 9 Managed ALCs.

Since commencing operation of ALCs for our own account in April 1994, we embarked upon an expansion strategy and achieved significant growth in revenue resulting primarily from the acquisition of ALCs. We focused our growth efforts on the acquisition and development of additional ALCs and expansion of services to our residents as they “age in place.” During 1998, we acquired interests in 11 ALCs and one skilled nursing facility from Hillsdale Group, LP and their affiliates, and opened five newly constructed ALCs. In the last four years we have focused on improving the operations of our existing ALCs.  As of December 31, 2002, a substantial portion of our business and operations are conducted in California, where 38 of the 60 ALCs we operate are located. Our current attention and resources are focused on enhancing the profitability of our existing core operations. In addition, we plan to divest ALCs that do not do not meet our financial objectives.

In the fourth quarter of 2001, we were awarded four management contracts and in January 2002 we were appointed the manager of an ALC that is in the lease-up stage in California.

In June 2001, we completed the sale of one of our three land sites. One land site was sold in May 2002 and one land site has been reclassified to property, furniture and equipment as we do not foresee its sale within the next year.

In December 2001 and through December 31, 2002, as part of a response to a hostile tender offer for outstanding units of American Retirement Villas Properties III, L.P., (“ARVP III”) one of the partnerships for which we are the managing general partner, we acquired 52.5% of the outstanding partnership units of ARVP III. With this acquisition of ARVP III, two ALCs were added to our portfolio of owned ALCs bringing our total number of owned ALCs to 18. Accordingly, ARVP III is included in our consolidated financial statements from December 14, 2001. (See Note 2 to the consolidated financial statements).

As part of our original strategy to focus on our current operations, we embarked on a refinancing campaign. In 2002, we increased mortgage debt by $30.4 million.  We increased mortgage debt by $4.0 million on one ALC with interest at 8.5% payable in monthly installments of principal and interest and maturing in January 2004.  We also refinanced the mortgage debt on two other ALCs for $24.0 million with monthly interest only payments through October 2003 and monthly principal and interest payments thereafter, based on LIBOR plus 3.5% with a minimum interest rate of 7.0% maturing in August 2004.  In addition one other ALC was refinanced for $2.4 million at a fixed rate of 7.56% including a mortgage insurance premium of 0.5% with monthly principal and interest payments based on a 35 year amortization schedule.  The increased mortgage debt was used to pay off existing debt that matured in 2002 and 2003; and borrow against the increased value of these properties.  In 2001, we refinanced five ALCs.  Four ALCs were refinanced with HUD insured debt for $12.5 million at fixed rates of 7.25% to 7.79% for 35 years and one ALC was refinanced with variable debt of $5.2 million at a rate of LIBOR plus 3.6% maturing in September 2004.

On January 3, 2003, ARV, Prometheus, and Jenny Merger Corp., a wholly-owned subsidiary of Prometheus, entered into the Merger Agreement, pursuant to which Jenny Merger Corp. will merge with and into ARV and ARV will be the surviving corporation. See “Recent Developments.”

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note 1 to the Notes to Consolidated Financial Statements.  As disclosed in Note 1, the preparation of the Company’s consolidated financial statements in conformity with principles generally accepted in the United States of America require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying  notes.  Future events and their effect may not be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimated and such differences may be material to the consolidated financial statements.

The Company believes that of its significant accounting policies the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which we have controlling interests, have been consolidated into the financial statements. Through December 2002 we acquired  52.5% of the outstanding partnership units of ARVP III. The consolidated balance sheets as of December 31, 2002 and 2001 include the accounts of ARVP III while the consolidated statements of operations include the operations from December 14, 2001, the date we acquired greater than 50% of the partnership units. All significant intercompany balances and transactions have been eliminated in consolidation.

Unconsolidated Joint Ventures. In 1998, we pursued an additional development strategy by entering into joint ventures (“LLCs”) designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 in the Hillsdale transaction and to construct three new communities on land sites we owned. Participants in the joint ventures with us are a third-party investor and a third-party developer. The LLCs contracted with the developer to provide development services to perform the renovation and construction. As of December 31, 2002, we managed four of the properties operated by the joint ventures for an amount equal to three percent of gross revenues. One property is managed by an unrelated third party. We account for our investment in the joint ventures using the equity method and losses incurred by the LLCs will be allocated disproportionately to the joint venture partners based upon their assumption of risk. In 2000 and 2001, certain joint venture partner’s capital was reduced to zero, consequently, the losses from the joint venture were allocated to us based upon our capital or percentage interest. We have agreed to fund any operating deficits incurred in connection with the operation of the five joint venture projects, up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLC, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. This agreement will remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. Our current funding of operating deficits since inception in 1998 is $2.4 million. We declined to exercise our options to purchase the joint venturers’ interests in the LLCs when the ALCs reached stabilization. The purchase price was the greater of fair market value not less than the outstanding loan or an amount that generates a guaranteed internal rate of return on the joint venturers’ capital contribution.  Consequently, we determined that the purchase prices were excessive.   In 2000, we determined that the value of the LLCs was impaired based upon our review of the projected cash flows and accordingly, we wrote down our investment by $5.7 million to reflect the fair value. Therefore, in accordance with the LLCs’ operating agreements we will no longer serve as a manager of the five LLCs. In February 2003, we were notified that we would no longer manage the remaining LLCs as a result of our election not to exercise the related purchase option.  We felt the required purchase prices were excessive and, consequently, did not exercise our right to purchase the LLCs.

Accounting for Long-lived Assets. We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. Cash flows are reviewed at the community level which is the lowest level of identifiable cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value. For long-lived assets held for sale, fair value is reduced for costs of sale.

Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired.  Prior to the adoption of  Statement of Financial Accounting Standards (“SFAS”) 142 “ Goodwill and Other Intangible Assets” goodwill was being amortized on a straight-line basis over 35 years.  Other intangible assets consist primarily of leasehold interests, loan fees and deferred lease costs, which all have definite lives and are amortized on a straight-line basis over the estimated useful lives of the related assets.

Revenue Recognition. We recognize rental, assisted living services and skilled nursing facility revenue from owned and leased communities on a monthly basis as earned. We receive fees for property management and partnership administration services from managed communities and recognize such fees as earned.

General Liability Insurance. The Company utilizes third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis.  Losses up to these deductible levels are accrued based upon the Company’s and a third party’s actuarial study of the estimate of the aggregate liability for claims incurred based on Company experience.

New Accounting Pronouncements Not Yet Adopted

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements.  The provisions of SFAS No. 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged.  All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged.  The only impact the Company expects from the adoption of SFAS No. 145 is the reclassification of prior year extraordinary gains and losses to other income, interest expense and income taxes.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the existing disclosure requirements for most guarantees.  FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45.  The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.

EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory.  The Company does not believe that the adoption of EITF 00-21 will have a material impact on the Company’s consolidated financial statements.

In December 2002, SFAS No 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”), was issued.  SFAS No. 148 amends the disclosure requirements, “Accounting for Stock-Based Compensation (“SFAS No. 123”), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  The Company will commence quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in the first quarter ending March 31, 2003.  As the Company has decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 will not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company has not fully determined the impact on the consolidated financial statements upon adoption of FIN 46, although it is reasonably possible that the Company’s joint venture investments will be consolidated no later than the quarter ending September 30, 2003.

The Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

The following table sets forth a comparison of the year ended December 31, 2002 and the year ended December 31, 2001. The percentage increases (decreases) are based upon whole numbers and will not compute using rounded numbers.

	2002	2001	Increase/ (Decrease)

	(Dollars in Millions)
Revenue:
Assisted living community revenue	$154.2	$141.9	8.6%
Skilled nursing facility revenue	3.2	2.3	35.7%
Management fees from affiliates and others	1.0	1.2	(9.1)%

Total revenue	158.4	145.4	8.9%

Operating expenses:
Assisted living community operating expense	95.0	88.2	7.8%
Skilled nursing facility expenses	3.1	2.5	22.7%
Community lease expense	31.9	30.9	3.1%
General and administrative	10.5	9.9	6.6%
Depreciation and amortization	7.8	7.9	(1.6)%

Total operating expenses	148.3	139.4	6.4%

Income (loss) from operations	10.1	6.0	67.5%

Other income (expense):
Interest income	0.4	1.0	(57.8)%
Other income (expense), net	0.1	0.7	(88.0)%
Equity in income (loss) of partnerships	(0.8)	(1.8)	(55.9)%
Gain on sale of properties and partnership interests	0.0	2.9	(98.1)%
Interest expense	(9.6)	(8.9)	7.5%
Litigation judgement	(1.7)	—	100.0%
Merger costs	(1.1)	—	100.0%

Total other income (expense)	(12.7)	(6.1)	105.8%

Loss before income tax expense (benefit), minority interest in income of majority owned entities and extraordinary gain	(2.6)	(0.1)	1,532.3%
Income tax expense (benefit)	(0.0)	(0.2)	(121.2)%
Minority interest in income of majority owned entities	(0.7)	(0.8)	(10.4)%

Loss before extraordinary item	(3.3)	(1.1)	202.1%
Extraordinary gain from early extinguishment of debt, net of tax	—	2.1	(100.0)%

Net income (loss)	$(3.3)	$1.0	(438.8)%

Assisted living revenue increased $12.3 million or 8.6 % to $154.2 million for the year ended December 31, 2002 from $141.9 million for the year ended December 31, 2001.  This increase was primarily due to:

•

the increase in the number of consolidated ALCs which we own or lease from 48 during the 2001 period to 50 during the 2002 period due to the acquisition on December 14, 2001, of ARVP III which has two ALCs;

•	an increase in the assisted living penetration to 47.5% for 2002 as compared to 46.4% for 2001; and
•	an increase in average revenue per occupied unit for ALCs which we owned or leased in both periods to $2,411 for the 2002 period as compared to $2,259 for the 2001 period; partially offset by
•	a decrease in average occupancy for ALCs which we own or lease for four quarters or more to 85.3% at December 31, 2002 from 88.2% at December 31, 2001.

Skilled nursing facility revenue increased $0.9 million or 35.7 % to $3.2 million for the year ended December 31, 2002 from $2.3 million for the year ended December 31, 2001.  This increase was primarily due to an increase in the number of residents that are billed to Medicare.

Management fees decreased $0.2 million or 9.1 % to $1.0 million for the year ended December 31, 2002 from $1.2 million for the year ended December 31, 2001. An increase in management fees from five new management contracts for the 2002 period versus the 2001 period were offset by the management fees from ARVP III included in the 2001 period which have been eliminated in the 2002 period as ARVP III became a consolidated entity as of December 14, 2001.

Assisted living community operating expenses increased $6.8 million or 7.8% from $88.2 million for the year ended December 31, 2001 to $95.0 million for the year ended December 31, 2002.  This increase was primarily due to the following:

•	an increase in the number of consolidated ALCs we own or lease from 48 during the 2001 period to 50 during the 2002 period due to the acquisition of ARVP III which has two ALCs;
•	an increase in liability and hazard insurance premiums and self insurance deductibles;
•	an increase in payroll expenses, primarily workers compensation insurance; partially offset by
•	a decrease in property taxes due to a favorable assessor’s ruling on the valuation of one of our ALCs;
•	a decrease in gas utility costs due to milder weather in California during the 2002 period compared to the 2001 period.

Skilled nursing facility expenses increased $0.6 million or 22.7% from $2.5 million for the year ended December 31, 2001 to $3.1 million for the year ended December 31, 2002.  This increase was primarily due to the following:

•	an increase in liability and hazard insurance expenses;
•	an increase in professional fees, as this facility is managed by a third party in 2002;
•	an increase in payroll expenses, primarily workers compensation insurance; partially offset by
•	a decrease in gas utility costs due to a milder winter in California during the 2002 period compared to the 2001 period.

Community lease expenses increased $1.0 million or 3.1% from $30.9 million for the year ended December 31, 2001 to $31.9 million for the year ended December 31, 2002.  The increase was primarily due to contracted rate increases tied to the increase in the Consumer Price Index and additional rents due to increases in revenue.

General and administrative expenses increased $0.6 million or 6.6% from $9.9 million for the year ended December 31, 2001 to $10.5 million for the year ended December 31, 2002. This increase was primarily due to the following:

•	an employment agreement amendment payment to our Chief Executive Officer; and
•	higher insurance expenses; partially offset by
•	decreases in payroll costs due to lower headcounts.

Depreciation and amortization expenses decreased $0.1 million or 1.6% to $7.8 million for the year ended December 31, 2002 from $7.9 million for the year ended December 31, 2001.  This decrease was primarily due to the following:

•	the discontinuation of amortization of goodwill in 2002; and
•	an increase in fully depreciated assets; partially offset by
•	an increase in the number of consolidated ALCs we own or lease from 48 during the 2001 to 50 during 2002 due to the acquisition of ARVP III which has two ALCs; and
•	an increase in depreciation related to additions to property plant and equipment.

Interest income decreased $0.6 million or 57.8% to $0.4 million for the year ended December 31, 2002 from $1.0 million for the year ended December 31, 2001.  The decrease was primarily the result of lower interest rates and lower interest earning balances during 2002 as compared to 2001.

Equity in loss of partnerships decreased $1.0 million or 55.9% to $0.8 million for the year ended December 31, 2002.  The $0.8 million is due to our share of losses or gains in the unconsolidated joint ventures and funding of certain operating deficits.

Gain on sale of properties and partnership interest of  $0.0 million in the year ended December 31, 2002 was the result of the sale of land in Texas.  The gain on sale of properties and partnership interests of  $2.9 million in the year ended December 31, 2001 was the result of the sale of our interest in five tax credit apartment partnerships that we had previously anticipated selling at a loss.

Interest expense increased $0.7 million or 7.5% to $9.6 million for the year ended December 31, 2002 from $8.9 million for the year ended December 31, 2001.  Increases due to borrowings and the acquisition of the ARVP III communities were partially offset by decreases in interest rates.

Litigation judgement was $1.7 million for the year ended December 31, 2002 resulting from a settlement with the United States government granting mutual releases of all outstanding Medicare claims relating to our GeriCare subsidiary.

Merger costs of $1.1 million for the year ended December 31, 2002, were incurred as the result of the definitive Merger Agreement with Prometheus and Jenny Merger Corp.  Costs included a Fairness Opinion issued by Cohen & Steers Capital Advisors LLC, which served as financial advisor to the Special Committee,  legal fees associated with the various agreements, and other consultants’ fees.

Minority interest in income of majority owned entities decreased $0.1 million or 10.4% to $0.7 million for the year ended December 31, 2002 compared to $0.8 million for the year ended December 31, 2001.  The decrease was due to the lower income earned in the year ended December 31, 2002 as compared to income earned in the year ended December 31, 2001 by our majority owned partnerships.

Extraordinary gain from early extinguishment of debt in the year ended December 31, 2001 was a result of a retirement of a portion of our 6 3/4% convertible subordinated debt.

The Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

The following table sets forth a comparison of the year ended December 31, 2001 and the year ended December 31, 2000. The percentage increase (decrease) are based upon whole numbers and will not compute using rounded numbers.

	2001	2000	INCREASE/ (DECREASE)

	(DOLLARS IN MILLIONS)
Revenue:
Assisted living community revenue	$141.9	$136.1	4.3%
Skilled nursing facility revenue	2.3	2.0	18.5%
Management fees from affiliates and others	1.2	0.8	42.9%

Total revenue	145.4	138.9	4.7%

Operating expenses:
Assisted living community operating expense	88.2	87.1	1.2%
Skilled nursing facility expenses	2.5	1.9	31.9%
Community lease expense	30.9	31.6	(2.0)%
General and administrative	9.9	12.3	(19.6)%
Impairment loss	—	6.2	(100.0)%
Depreciation and amortization	7.9	8.5	(7.1)%

Total operating expenses	139.4	147.6	(5.5)%

Income (loss) from operations	6.0	(8.7)	169.1%

Other income (expense):
Interest income	1.0	1.5	(34.1)%
Other income (expense), net	0.7	0.2	179.1%
Equity in income (loss) of partnerships	(1.8)	0.8	(327.3)%
Gain on sale of properties and partnership interests	2.9	0.5	477.4%
Interest expense	(8.9)	(8.3)	6.9%

Total other income (expense)	(6.1)	(5.3)	16.4%

Loss before income taxes, minority interest in income of majority owned entities and extraordinary gains	(0.1)	(14.0)	98.8%
Income tax expense	(0.2)	(0.2)	(5.6)%
Minority interest in (income) loss of majority owned entities	(0.8)	0.1	(1,514.5)%

Loss before extraordinary item and change in accounting principle	(1.1)	(14.1)	(92.3)%
Extraordinary gain from early extinguishment of debt	2.1	20.6	(90.0)%

Net income	$1.0	$6.5	(85.1)%

The increase of $5.8 million in assisted living community revenue is attributable to:

•	the increase in average rate per occupied unit to $2,259 for 2001 as compared with $2,145 for 2000.
•	the increase in average occupancy for same store ALCs to 88.2% for 2001 as compared with 86.8% for 2000; partially offset by
•	the sale of three ALCs during the second quarter of 2000;
•	the decrease in assisted living penetration to 46.4% for 2001 as compared with 46.7% for 2000.

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

Assisted living community operating expense increased $1.1 million in 2001 due to:

•	increased wages of staff; and

•	increase in utilities and insurance costs; offset by
•	the sale of three ALCs during the second quarter of 2000.

The decrease in assisted living community lease expense of $0.7 million in 2001 was primarily due to:

•	the sale of three ALCs during the second quarter of 2000; offset by
•	increases in lease payments due to the increase in the Consumer Price Index, pursuant to the lease terms.

General and administrative expenses decreased $2.4 million in 2001 due to the following:

•	expense management yielded $1.5 million of reductions in payroll costs, office expense, travel and related expenses and consulting costs; and
•

no additional provision for doubtful accounts was required in 2001 whereas $0.8 million was recorded in 2000 due to the uncertainty of collection as a result of an audit by the intermediary for Medicare.

The impairment loss in 2000 was due to the following:

•	an additional $0.5 million impairment loss on the properties held for sale; and
•

a $5.7 million impairment loss on the investment in joint ventures that had carrying values in excess of fair value and met the criteria for impairment under Statement of Financial Accounting Standard No. 121.

Depreciation and amortization expenses decreased $0.6 million due to the following:

•	the sale of three ALCs during the second quarter of 2000;
•	the value of some of the properties held for sale which were subsequently transferred back into operations, were impaired resulting in a lower carrying value; partially offset by
•	an increase in depreciation related to capital expenditures.

Interest income decreased in 2001 due to lower interest rates and lower average cash balances carried by us during 2001 as compared to 2000.

Equity in income of partnerships was $0.8 million for the year ended December 31, 2000. The income in 2000 was a result of the reduction in our estimated liabilities under guarantees for certain partnerships. For the year ended December 31, 2001 the $1.8 million in the equity in loss of partnerships was due to the losses in the unconsolidated joint ventures.

Interest expense increased in 2001 $0.6 million due to the increase in debt due to refinancing.

Minority interest in income of majority owned entities increased $0.9 million due to improved performance of the underlying ALCs.

Gain on the sale of properties and partnership interests in 2001 of $2.9 million was a result of the sale of the apartment partnership interests.

The $0.5 million gain from the sale of assets in 2000 was due to the sale of a parcel of land in Texas that was in property held for sale.

Liquidity and Capital Resources

Our consolidated cash and cash equivalents balances were $14.3 million and $13.2 million at December 31, 2002 and 2001 respectively. Working capital increased to $3.7 million as of December 31, 2002 compared to working capital of $0.1 million at December 31, 2001, resulting primarily from the refinancing of the current maturity of long term debt for one ALC.

In our unrestricted cash balances of $14.3 million, $4.8 million are held by our consolidated partnerships in which we have ownership of 52.5% to 60.5%. Cash can only be used to pay the consolidated partnerships’ obligations and the excess is distributed to all partners. Consequently, our access to this cash is limited to the distribution received.

During 2002, cash provided by operating activities was $5.3 million compared to $3.4 million provided during 2001 and $2.1 million used in 2000.

The cash provided by operating activities during 2002 was a result of:

•	our net loss of $3.3 million; adjusted for

•	$7.8 million non-cash charge of depreciation and amortization expense;

•	$4.4 million increase in net liabilities;

•	$0.8 million equity in loss of partnerships; and

•	$0.7 million of minority interest in income of majority owned entities; partially offset by

•	$2.5 million increase in other non-current assets; and

•	$2.6 million increase in prepaids and other current assets.

The cash provided by operating activities during 2001 was a result of:

•	our net income of $1.0 million; adjusted for

•	$7.9 million non-cash charge of depreciation and amortization expense;

•	$1.8 million equity in loss of partnerships;

•	$0.8 million of minority interest in income of majority owned entities; partially offset by

•	$3.1 million decrease in net liabilities;

•	$2.9 million gain on sale of partnership interests in tax credit apartments; and

•	$2.1 million for gain on extraordinary item on early extinguishment of debt.

The cash used in operating activities during 2000 was a result of:

•	net income of $6.5 million; adjusted for non-cash charges of:

• $6.2 million loss recorded for impairment of long-lived assets; and

• $8.5 million of depreciation and amortization expense; offset by

• $20.6 million for gain on extraordinary item on early extinguishment of debt;

• $0.8 million equity in income of partnerships; and

•	$1.9 million decrease in net liabilities.

In 2002, cash used in investing activities was $6.5 million as compared to $4.3 million in 2001, and $1.9 million in 2000.

The cash used in investing activities during 2002 was a result of:

•	$6.6 million of purchases of property, furniture and equipment; and

•	$0.8 million in investment in unconsolidated limited liability companies; partially offset by

•	$0.8 million of net proceeds from the sale of a land site in Texas, and

•	$0.1 million decrease in security deposits.

The cash used in investing activities during 2001 was a result of:

•	$1.3 million related to the acquisition of an additional 51.8% ownership interest in American Retirement Villas Properties III, L.P;

•	$0.9 million in investment in unconsolidated limited liability companies; and

•	$6.1 million of purchases of property, furniture and equipment; partially offset by

•	$0.4 million increase in security deposits;

•	$0.7 million of net proceeds from the sale of a land site in Colorado; and

•	$2.9 million for the proceeds from the sale of our partnership interest in five apartment partnerships.

The cash used in investing activities during 2000 was a result of:

•	$5.2 million for purchase of property, furniture and equipment; and

•	$0.5 million increase in security deposit on leased properties; offset by

•	$3.8 million proceeds for sale of assets, net of cost.

In 2002, the cash provided by financing activities was $2.3 million as compared to $2.7 million used by financing activities for 2001 and $6.2 million provided by financing activities during 2000.

The cash used by financing activities during 2002 was a result of:

•	$30.4 million of borrowings under community refinancing; and

•	$1.0 million borrowings under a note payable; partially offset by

•	$22.8 million of repayments of notes payable;

•	$3.4 million of distributions to minority partners;

•	$2.0 million of collateral deposit under refinancing; and

•	$0.9 million of loan fees.

The cash used by financing activities during 2001 was a result of:

•	$12.4 million of repayments of notes payable;

•	$5.7 million for repayment of subordinated debt;

•	$2.5 million for distributions to minority partners; and

•	$0.7 million of payments for loan fees; offset by

•	$17.7 million borrowings under refinancings; and

•	$1.0 million borrowings under a note payable.

The cash provided by financing activities during 2000 was a result of:

•	$10.0 million borrowings under non-secured line of credit;

•	$41.0 million of borrowing under notes payable; offset by:

•	$33.7 million of repayments of notes payable;

•	$10.9 million of repayments of subordinated debt offset by $1.3 million of associated costs;

•	$0.2 million of distributions paid to our minority partners in certain majority owned entities; and

•	$1.3 million of loan fees.

In 2002, we increased mortgage debt by $30.4 million.  We increased mortgage debt by $4.0 million on one ALC with interest at 8.5% payable in monthly installments of principal and interest and maturing in January 2004.  We also refinanced the mortgage debt on two other ALCs for $24.0 million with monthly interest only payments through October 2003 and monthly principal and interest payments thereafter, based on LIBOR plus 3.5% with a minimum interest rate of 7.0% maturing in August 2004.  In addition one other ALC was refinanced for $2.4 million at a fixed rate of 7.56% including a mortgage insurance premium of 0.5% with monthly principal and interest payments based on a 35 year amortization schedule.  The increased mortgage debt was used to pay off existing debt that matured in 2002 and 2003; and borrow against the increased value of these properties.  In addition, we restructured the $1.5 million debt to our major shareholder to extend its maturity to July 2004 for a nominal extension fee.

In 2001, we refinanced five owned ALCs for $17.7 million with fixed interest rates of 7.25%-7.79% for 35-years.

And in January 2001, we restructured 16 ALC leases into two lease pools of 8 ALCs each. In each restructured pool, the lease termination date was extended through fiscal 2021. As part of the restructure, we are allowed to finance the additional rent expense of up to $1.0 million during 2001, $1.0 million in 2002, $1.5 million in 2003, $1.0 million in 2004 and $0.5 million in 2005, converting this into a note payable with a due date of December 31, 2010 at a fixed interest rate of 7%. Interest only payments are required monthly with principal payments beginning in 2006 at $1.0 million per year. At December 31, 2002  and December 31, 2001 we had $2.0 million and $1.0 million outstanding, respectively.   We also incurred a restructuring fee of $4.5 million payable at $1.5 million for each of the first three years. The restructured lease agreements provide for reimbursement to us from the landlord of capital improvement expenditures up to $3.0 million.

The various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At December 31, 2002, we were in compliance with all covenants or waivers had been received.

In 1999, we began retiring portions of our 6 3/4% convertible subordinated debt. During 1999, we issued a total of 799,566 shares of our common stock and paid a total of $1.0 million to certain of our bondholders in exchange for a total of $9.2 million principal amount of the subordinated notes due 2006 that were held by those bondholders. These transactions resulted in an extraordinary gain of $7.0 million net of tax for the fiscal year ended December 31, 1999. During 2000, we issued a total of 781,025 shares of our common stock and paid a total of $9.6 million to additional bondholders in exchange for a total of $33.0 million in principal amount of the subordinated notes held by those bondholders which yielded an extraordinary gain of $20.6 million net of tax and costs. In 2001 we paid a total of $5.7 million to certain of our bondholders in exchange for a total of $8.0 million principal amount of the subordinated notes. The transactions for the year ended December 31, 2001, resulted in an extraordinary gain of $2.1 million net of tax and costs. Out of $57.5 million we have retired a total of $50.2 million of our public debt resulting in extraordinary gains of $29.5 million to date net of tax and costs.  Prometheus has indicated that it intents to redeem the 6 3/4% notes following completion of the Merger. (See “Recent Developments”)

Pursuant to the terms of an Operating Deficit Payment Agreement, the Company has agreed to fund any operating deficits incurred in connection with the operation of five joint venture projects operating as LLCs, up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLC, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. This agreement will remain in effect from the commencement of operations of the project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. As of December 31, 2002, operating deficit advances of $2.4 million had been funded since inception in 1998. We declined to purchase our joint venturers’ interests in any of the joint venture properties and in accordance with the operating agreements we were terminated as a manager of those LLCs. In addition we received notice of our joint venturers’ intent to terminate us as managers of the joint venture properties.

We believe that our existing liquidity, cash provided by operating activities, our ability to sell ALCs, and land sites which do not meet our financial objectives or geographic clustering strategy and our ability to refinance certain owned ALCs and investments will provide us with adequate resources to meet our current operating and investing needs. Historically, we did not generate sufficient cash from operations to fund recurring working capital and capital expenditure requirements. We had not anticipated incurring the additional expenses required in a merger transaction and, consequently, we may be required to incur additional indebtedness to finance the activity in the event the Merger is not completed.  We may be required from time to time to incur additional indebtedness or issue additional debt or equity securities to finance our strategy, including the rehabilitation of ALCs as well as other capital expenditures. We anticipate that we will be able to obtain the additional financing; however, we cannot guarantee you that we will be able to obtain financing on favorable terms.

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

Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes, to pay for our services.  The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2002. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

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

The table below details the principal amount and the average interest rates of notes payable in each category based upon the expected maturity dates. The fair value estimates for notes payable are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. The carrying value of our variable rate debt approximates fair value due to the frequency of re-pricing of this debt. Our fixed rate debt consists of convertible subordinated notes payable and mortgage payables. The fixed rate debt bears interest at rates that approximate current market value except for the convertible subordinated debt which bears interest at 6 3/4%.

Expected Maturity Data

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Fixed rate debt	$647	$12,222	$577	$8,878	$1,673	$57,858	$81,855	$81,855
Average interest rate	8.00%	7.96%	7.92%	7.99%	8.08%	8.08%
Variable rate debt	$1,622	$37,493	$—	$—	$—	$—	$39,115	$39,115
Average interest rate	7.68%	7.55%	—	—	—	—

We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operation or liquidity.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the Independent Auditors’ Report are listed at Item 15 and are included beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of Registrant

Directors

Name	Age	Position	Year First Became a Director of the Company	Class

Douglas M. Pasquale	48	Chairman and Chief Executive Officer	1998	A
David P. Collins	64	Director	1985	B
John A. Moore	41	Director	1999	B
Maurice J. DeWald	63	Director	1995	C
Robert C. Larson	68	Director	2002	A

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

DAVID P. COLLINS.   Mr. Collins has served as a Director of the Company continuously since 1985.  Mr. Collins currently is Chairman of Sensara Partners, Malaga, Spain. He served the Company in several capacities between 1981 and 1998.  From 1985 until January 1998, Mr. Collins served as the Senior Executive Vice President of the Company, responsible for investor relations and capital formation for the Company and affiliated entities.

JOHN A. MOORE.   Mr. Moore has served as a Director of the Company continously since 1999. From November 1996 to March 1998, Mr. Moore was Executive Vice President of Finance for World Financial Properties, a Canadian-based real estate company with global interests, located at One Liberty Plaza, New York, New York 10006. From March 1998 to December 2001, he was a Principal and Chief Financial Officer of LFREI. Since January 2002, Mr. Moore has acted as a Managing Principal and the Chief Financial Officer of LFREI.

MAURICE J. DeWALD.   Mr. DeWald has served as a Director of the Company continuously since 1995.   Mr. DeWald is Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment firm he founded in 1992.  From 1962 through 1991 Mr. DeWald was with KPMG LLP, formerly KPMG Peat Marwick LLP, where he served at various times as a Director and as the Managing Partner of the Chicago, Orange County and Los Angeles offices. Mr. DeWald was also a founder of the firm’s High Technology Industry Group and was elected to the KPMG of Directors in 1985. Mr. DeWald is a director of Mizuho Corporate Bank of California, Advanced Materials Group, Inc. and Tenet Healthcare Corporation. Mr. DeWald received his B.B.A. degree from the University of Notre Dame. Mr. DeWald also sits on the Advisory Board of the Orange County Community Foundation and the Mendoza School of Business Advisory Council of the University of Notre Dame.

ROBERT C. LARSON.   Since September 1999, Mr. Larson has been a Managing Director of Lazard Freres & Co. LLC and Chairman of Lazard Freres Real Estate Investors L.L.C. (“LFREI”). Since January 2002, he has also been a Managing Principal of LFREI. From 1974 to 2001, Mr. Larson was Chairman of Taubman Realty Group, a partnership engaged in the ownership, management, leasing, acquisition, development and expansion of regional shopping centers, and Vice Chairman and Director of Taubman Centers, Inc., a real estate investment trust that acquires, owns, and develops regional shopping centers in nine U.S. states, both of which are located at 200 East Long Lake Road, Bloomfield Hills, Michigan 48304. Since 2000, he has also acted as Chairman of Larson Realty Group, a privately-owned company engaged in real estate investment development, management, leasing and consulting, located at 38500 Woodward Avenue, Bloomfield Hills, Michigan 48304. Mr. Larson was appointed to the Board of Directors when Mr. Jeffrey Koblentz resigned in January 2002.

Arts degree in government and international relations from Carleton College. Mr. Larson was appointed to the Board of Directors when Mr. Jeffrey Koblentz resigned in January 2002.

Information on Committees ofthe Board and Meetings

The Board met five times and took thirteen actions by unanimous written consent during the year ended December 31, 2002.  During the year ended December 31, 2002, no director attended fewer than 75 percent of the aggregate of: 1) the total number of meeting of the Board of Directors (held during the period in which he was a director); and 2) the total number of meetings held by all committees of the Board on which he served (during the period in which he served). The Board established a Compensation Committee and an Audit Committee in October 1995, a Strategic Transactions Review Committee in April of 2002, and a Special Committee in September of 2002. In addition, our Board has occasionally created committees of one or more directors to analyze or take action on items of interest to the Board.

The Compensation Committee establishes salaries, incentives and other forms of compensation for directors and executive officers, administers the Stock Option and Incentive Plans (the “1995 Stock Option Plan” and the “1999 Stock Option Plan” and the “2002 Stock Option Plan”)) and recommends policies relating to benefit plans.  During the year ended December 31, 2002, the Compensation Committee consisted of Maurice J. DeWald, Chairman, David P. Collins and John A. Moore.  The Compensation Committee met once during the year ended December 31, 2002 and three members were in attendance at that meeting.   As of March 14, 2003, the Compensation Committee consisted of Maurice J. DeWald, David P. Collins and John A. Moore.

The Audit Committee reviews our accounting practices, internal accounting controls and financial results and oversees the engagement of our independent auditors. The Audit Committee, during the year ended December 31, 2002, consisted of Maurice J. DeWald (Chairman), John A. Moore and David P. Collins.  The Audit Committee met four times in the year ended December 31, 2002.   As of March 14, 2003, the Audit Committee consisted of Maurice J. DeWald, David P. Collins and John A. Moore.

The Strategic Transactions Review Committee was formed to investigate, evaluate and negotiate growth opportunities and strategic corporate transactions presented to the Company, to report and make recommendations to the Board regarding such growth opportunities and strategic transactions, and was given the authority to retain counsel, financial advisors, and such other consultants as it deemed necessary to performs its functions.  During the year ended December 31, 2002, the Strategic Transactions Review Committee Consisted of Maurice J. DeWald, Chairman, David P.  Collins, and Douglas M. Pasquale. The Strategic Transactions Review Committee met two times during the year ended December 31, 2002 and three members were in attendance at those meetings.  As of March 14, 2003, the Strategic Transactions Review Committee has been disbanded.

The Special Committee was formed to evaluate, negotiate, propose and consider alternatives to, and potentially close, the transaction proposed to the Company in the September 23, 2002 letter of Prometheus Assisted Living, LLC where in Prometheus proposed to acquire all outstanding shares of the Company that it did not already own.  During the year ended December 31, 2002, the Special Committee consisted of Maurice J. DeWald, Chairman, and David P. Collins.  The Special Committee met 26 times in the year ended December 31, 2002.  As of March 14, 2003, the Special Committee consisted of Maurice J. DeWald and David P. Collins.

The Company’s Executive Officers

The following table sets forth certain information regarding the executive officers of the Company as of March 14, 2003. There are no arrangements or understandings among these individuals relating to their election as officers.

Name	Age	Position with the Company

Douglas M. Pasquale	48	Chief Executive Officer and Chairman of the Board
Abdo H. Khoury	54	President and Chief Financial Officer
Douglas Armstrong	49	Senior Vice President-General Counsel and Secretary
William R. Eason	56	Senior Vice President-Operations Southern California
Christine A. Kasulka	35	Senior Vice President-Operations, Cornerstone Division

For a description of Mr. Pasquale’s background, see “Directors” above.  Biographical information for Mr. Khoury, Mr. Armstrong, Mr. Eason and Ms. Kasulka is provided below:

ABDO H. KHOURY. Mr. Khoury was appointed President of the Company on January 1, 2001, while continuing to serve as Chief Financial Officer, the office to which he was appointed on March 30, 1999.  Previously, Mr. Khoury had served as the Secretary of the Company from March 30, 1999 until December 31, 2001 and also as Sr. Vice President, since January 1999, and as President of the Apartment Division since coming to the Company in May 1997. Mr. Khoury’s prior background includes more than 25 years in accounting and real estate. He was a principal with Financial Performance Group in Newport Beach, CA, from 1991 to 1997.

DOUGLAS ARMSTRONG.  Mr. Armstrong was promoted to Senior Vice President, Secretary, and General Counsel in January 2002.  Mr. Armstrong was retained in January, 1998 as legal counsel.  Subsequently, he was promoted to the position of Vice President, Legal Counsel for the company. Mr. Armstrong served as Vice President, Legal Counsel at Fidelity Financial, Inc. in Irvine, CA from 1990-1994 and 1996-1997 as General Counsel for Fedco, Inc. from 1995 to 1996 in Santa Fe Springs, CA.

WILLIAM R. EASON.  Mr. Eason has served as Senior Vice President of Operations Southern California since August 2001.  He joined the Company in September 2000 as a consultant acting as Vice President, Sales and Marketing.  Mr. Eason was Senior Vice President, Marketing and Sales for Sunbridge, Inc. in New Mexico from 1997 to 2000. From 1995 to 1997, Mr. Eason served as Director, Corporate Marketing of Healthcare Retirement Corporation, in Toledo, Ohio.  From 1987 to 1995, Mr. Eason was Director of Marketing for the Toledo Hospital in Toledo, Ohio.

CHRISTINE A. KASULKA. Ms. Kasulka was promoted to Senior Vice President of Operations, Cornerstone Division in January 2002.  Ms. Kasulka joined the Company in 1995 as an accounting manager and in 1997 was promoted to Regional Director of Operations. From 1993 to 1995, Ms. Kasulka served as the Payroll Manager for API Security Company in Culver City, CA. From 1991 to 1993, Ms. Kasulka served as Director of Human Resources-Training for the Holiday Inn Corporation, in Ft. Lee, New Jersey.

None of the directors or officers are related to each other by blood or marriage and none of the directors or officers are involved in any legal proceedings as described in Section 401(f) of Regulation S-K.

Item 11. Executive Compensation

Compensation of Directors

In April 2002, the Company filed the 2002 Stock Option Plan, which Plan was adopted at the last Annual Shareholder’s Meeting.  The 2002 Stock Option Plan provides, among other things, that each non-employee director who is initially elected or appointed to the Board will, upon such election or appointment, automatically be granted an option to purchase 10,000 shares of Common Stock,  becoming fully vested on the sixth anniversary of the date of grant, at an exercise price equal to the fair market value of the Common Stock on the date of grant.  In addition,  on the date of the annual meeting of the shareholders of the Company, if the person has continuously served as a non-employee director for at least four months, he or she will automatically receive an option to purchase 10,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant.  As of January 28, 1998, each non-employee director also participates in a stock-based cash compensation plan that is intended to provide compensation on a deferred basis and link the directors’ interests more directly with those of our stockholders. Under the plan, 2,500 “stock units” (each stock unit is deemed to be equivalent to the value of one outstanding share of Common Stock) are credited on each January 1 to each non-employee director who served as a non-employee director for the entire preceding calendar year. Stock units are payable in cash based on the fair market value of the Common Stock at the time the payment is triggered and are fully vested at the time of crediting. Stock units become payable on the first to occur of:

•	three years after the date such stock units were first credited;
•	a change of control of the Company, as defined by the Plan;
•	the director is no longer serving as a member of our Board of Directors (for any reason); or
•	termination of the Plan.

The Company’s non-employee directors also receive $18,000 as an annual retainer, paid quarterly in advance, and $1,000 for each meeting of the Board or committe of the Board that they attend. In addition, committee chairman receive an annual fee or $3,000.

During 2002 our non-employee directors were issued stock options to purchase 20,000 shares of common stock on January 9, 2002. We did not grant any stock units to directors since fiscal year 2001.

Executive Officers’ Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation earned by the Chief Executive Officer and the three next most highly compensated executive officers whose annual salary and bonus exceeded $100,000 (the “Named Executive Officers”), for the years ended December 31, 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY (1)	BONUS	SECURITIES UNDERLYING OPTIONS	OTHER COMPENSATION (2)

Douglas M. Pasquale	2002	$350,000	$214,750	350,000	$458,964
Chairman and Chief	2001	350,000	210,000	—	17,112
Executive Officer	2000	350,000	210,000	350,000	15,867
Abdo H. Khoury	2002	225,000	120,000	200,000	8,520
President and Chief	2001	225,000	110,000	—	7,961
Financial Officer	2000	199,999	171,694	125,000	7,611
William R. Eason	2002	155,000	20,000	25,000	9,859
Senior Vice President Operations	2001	155,000	10,000		2,913
Southern Calif. (hired Sept. 2000)	2000			40,000	—
Christine A. Kasulka	2002	150,000	30,000	35,000	3,666
Senior Vice President Operations	2001	130,000	11,000	—	3,667
Cornerstone Division	2000	100,000	5,000	15,000	3,516

(1)

Amounts shown include cash compensation earned by the executive officers. The amounts do not include the value of certain perquisites that in the aggregate did not exceed the lesser of either $50,000 or 10 percent of the total annual salary and bonus reported for the Named Executive Officer.

(2)

Includes premiums for term life, medical, dental and disability insurance purchased for the benefit of certain of the Named Executive Officers in the following amounts for 2002, 2001 and 2000, respectively: Mr. Pasquale $18,964, $17,112, and  $15,867;  Mr. Khoury $8,520,  $7,961,  and $7,611; Mr. Eason $9,859, $2,913 and $0 and Ms. Kasulka $3,666, $3,667 and $3,516 for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts represent insurance premiums we paid over what we pay for other similarly situated employees.  Mr. Pasquale also received a $440,000 payment pursuant to the amended employment agreement described below.

Option Grants in Last Fiscal Year.

Aggregated Option Exercises and Fiscal Year-End Option Values.
None of the Named Executive Officers exercised options during the year ended December 31, 2002. The following table sets forth certain information regarding options held as of the end of such fiscal year by the Named Executive Officers.

			NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FISCAL YEAR-END		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FISCAL YEAR-END(1)

NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Douglas M. Pasquale	—	—	983,335	266,665	$1,956,670	$667,580
Abdo H. Khoury	—	—	450,002	124,998	896,963	302,724
William R. Eason	—	—	43,334	21,666	118,868	59,432
Christine Kauslka	—	—	45,834	16,666	102,118	39,370

(1)

Based on the last sales price of our shares of common stock on March 14, 2003 at $3.77 minus the per share exercise price of the unexercised options, multiplied by the number of shares represented by the unexercised options.

Employment Agreements

We have entered into employment agreements with Mr. Pasquale and Mr. Khoury.

The Company entered into an employment agreement with Mr. Pasquale effective as of June 1, 1998, which agreement was amended and restated in February 1999, pursuant to which Mr. Pasquale currently serves as the Company’s Chairman and Chief Executive Officer.  Mr. Pasquale’s employment agreement was amended in December 2002.  The December 2002 amendment required the Company, before December 31, 2002, pay to Mr. Pasquale: (i) a cash amount representing all previously accrued and unused vacation paid at Mr. Pasquale’s current base salary rate; and (ii) an “Amendment Payment” of $440,000 in consideration of valuable employment services rendered by Mr. Pasquale and his execution of the amendment.  The December 2002 amendment further provides that if the Company make a Change of Control Payment to Mr. Pasquale in the event that the Company terminates Mr. Pasquale without cause (or Mr. Pasquale terminates the employment agreement for “good reason), the Change of Control Payment will be reduced by the amount of the Amendment Payment. Mr. Pasquale’s base salary is $350,000, which is subject to annual review and may be increased (but not reduced) at the discretion of the Board based on the Company’s and Mr. Pasquale’s performance. Mr. Pasquale is guaranteed a minimum cash bonus of 37.5% of his base salary. He is eligible for an additional bonus at the discretion of the Board based on the achievement of annual operational and financial targets for the Company agreed upon by Mr. Pasquale and the Board. Mr. Pasquale’s total bonus is expected to range from 37.5%-90% of his base salary and his target bonus is 60% of his base salary. Mr. Pasquale may participate in all employee benefit plans available to the Company’s senior executives or other employees according to the plans’ terms and conditions.

In connection with the amendment and restatement of the agreement, in February 1999, he was granted an option to purchase 250,000 shares of Common Stock at an exercise price of $3.00 per share.  In 2002, Mr. Pasquale was granted an option to purchase 350,000 shares of Common Stock with an exercise price of $1.77 per share.  Beginning January 9, 2002, 233,450 of these options vest on a three year a schedule and the remaining 116,550 option begin a three year vesting schedule on the first day of the quarter immediately following the Company achieving a positive cash flow, but in no case will begin vesting later that January 9, 2006.  Mr. Pasquale was not granted any options in the year ended December 31, 2001. On January 3, 2000 Mr. Pasquale was granted an option to purchase 50,000 share of Common Stock at an exercise price of $1.625 with a vesting schedule over three years vesting on the first day of the quarter immediately following the Company achieving a positive cash flow, but in no case will vesting begin later than December 20, 2004.  On December 27, 2000, Mr. Pasquale was granted an option to purchase 300,000 shares of Common Stock at an exercise price of $ 0.50 per share. These options have a three year vesting beginning on the first day of the quarter immediately following the company achieving a positive cash flow  for two consecutive quarters but no later than December 20, 2005.  On December 20, 1999, Mr. Pasquale was granted an option to purchase 300,000 share of Common Stock at an exercise price of $1.625 with a vesting schedule over three years vesting on the first day of the quarter immediately following the Company achieving a positive cash flow, but in no case will vesting begin later than December 20, 2004.  .Mr. Pasquale’s employment agreement provides that the Company may terminate Mr. Pasquale with cause (as defined in the employment agreement) without notice at any time. The employment agreement also provides that in the event the Company terminates Mr. Pasquale without cause (or Mr. Pasquale terminates the agreement for “good reason” including a substantial diminution of Mr. Pasquale’s duties or title or relocation outside of Orange County) with fifteen (15) days’ prior written notice by making a payment to him equal to:

•	accrued base salary and vacation pay
•	reimbursement of expenses through termination date
•	accrued bonus for calendar year ending prior to termination date
•	amount equal to Minimum Bonus accrued since preceding July 1
•	a lump-sum amount equal to three times the sum of current annual base salary plus Target Bonus
•	a $75,000 relocation payment
•	automatic vesting of all unvested stock options

The agreement further provides that if Mr. Pasquale voluntarily terminates his employment without “good reason,”  he will receive a lump-sum payment equal to three months’ base salary.  The employment agreement provides that during its term and for one year thereafter Mr. Pasquale cannot directly or indirectly engage in or render services to any business or activity which is competitive in any manner with  the Company or any of its affiliates in the business of assisted living or long-term health care.  This covenant not to compete is not applicable in the event of a termination without cause or a change in control, or in the event Mr. Pasquale voluntarily terminates his employment without “good reason” and first waives in writing his right to all severance pay other than accrued and unpaid salary, vacation, Minimum Bonus, and reimbursable expenses.

The Company entered into an employment agreement with Mr. Khoury dated February 1, 1999 and amended January 1, 2001, pursuant to which Mr. Khoury currently serves as the Company’s President and Chief Financial Officer.  The employment agreement requires Mr. Khoury to devote his full productive time to the Company during the term of the Agreement, except as otherwise permitted by the consent of the Chief Executive Officer and the Board of Directors.  Mr. Khoury’s base salary is $225,000, which may be increased effective each January 1st  based on his and the Company’s performance results and his annual performance and salary review.  Mr.  Khoury is also eligible for an annual discretionary bonus in an amount determined by the Board and based on the Company’s earnings and such other criteria as may be determined by the Compensation Committee.  The target established by the Company for this bonus is 50% of Mr. Khoury’s base salary.  Mr. Khoury was also entitled to receive certain bonuses, up to a limit of $110,000, based upon the sale of certain assets of the Company’s apartment division, which amount has been paid.  Mr. Khoury may participate in all employee benefit plans available to the Company’s executive officers according to the plans’ terms and conditions.

Mr. Khoury’s employment agreement provides that the Company may terminate Mr. Khoury with cause (as defined in the employment agreement) without notice at any time.  Mr. Khoury’s employment agreement also provides that the Company may terminate Mr. Khoury without cause with thirty (30) days’ prior written notice by paying him the following amounts:

•	his accrued and unpaid base salary;

•	his accrued and unpaid vacation pay;

•	his accrued and unpaid reimbursable expenses;

•	his bonus, if any, for the calendar year ending before the date of termination (if not yet paid); and

•	one year’s current base salary.

If the Company requires Mr. Khoury to change the location of his employment to a location outside Orange County, California, Mr. Khoury has the right to treat such requirement as termination without cause.  Mr.  Khoury may terminate his employment agreement at any time with thirty (30) days prior written notice, but will receive no severance pay on such a termination except for his accrued and unpaid base salary, vacation pay, and reimbursable expenses.

Pursuant to his employment agreement, on April 14, 1999, Mr. Khoury was granted options to purchase 100,000 shares of Common Stock at an exercise price of $3.00 per share.   Additionally, on December 20, 1999, Mr. Khoury was granted options to purchase 150,000 shares of Common Stock at an exercise price of $ 1.625 per share.  Beginning on December 20, 2000, 100,000 of these options vest in three equal installments on a three year schedule while the remaining 50,000 options vest in three equal installments on a three year schedule commencing on the first day of the quarter immediately following the Company’s achieving a positive cash flow, provided that in no case will vesting commence later than December 20, 2004.  On December 14, 2000, Mr. Khoury was granted an option to purchase 125,000 shares of Common Stock at an exercise price of $0.56 per share.  These options have a three year vesting commencing on the first day of the quarter immediately following the Company’s achieving a positive cash flow for two consecutive quarters, provided that in no case will vesting commence later than December 20, 2005.  Mr. Khoury was not granted any options during the year ended December 31, 2001. In January 2002, Mr. Khoury was granted options to purchase 200,000 shares of Common Stock at an exercise price of $1.77 per share. Upon issuance one-third of these options vested, with the remaining two-thirds vesting on each anniversary of July 1 beginning in 2002.

The Company entered into a letter agreement with Mr. Eason as of December 20, 2000, pursuant to which Mr. Eason currently serves as Senior Vice President, Operations Southern California. Mr. Eason’s annual base salary is

$155,000, which amount may be increased annually based on his performance and the Company’s performance results. Mr. Eason is also eligible for an annual discretionary bonus in an amount determined by the Board. The target established by the Company for this bonus is 30% of Mr. Eason’s base salary. Mr. Eason may participate in all employee benefit plans available to the Company’s executive officers according to the plans’ terms and conditions. In the event the Company terminates his employment without cause any time prior to December 31, 2002, Mr. Eason will be entitled to receive a severance payment equal to 6 months’ base salary. The letter agreement further provides for payment to Mr. Eason of a relocation bonus of $10,000 and reimbursement of relocation expenses of up to $35,000; provided, however, in the event the Company terminates him for cause, or he voluntarily terminates his employment, prior to December 31, 2002, Mr. Eason must reimburse the Company for a prorated amount of the bonus and expenses.

Pursuant to his letter agreement, on December 14, 2000, Mr. Eason was granted options to purchase 40,000 shares of common stock at an exercise price of $0.5625 per share. In January 2002, Mr. Eason was granted options to purchase 25,000 shares of Common Stock at an exercise price of $1.77 per share. Upon issuance one-third of these options vested, with the remaining two-thirds vesting on each anniversary of July 1 beginning in 2002.

Change in Control Arrangements

To better assure that the Mr. Pasquale and Mr. Khoury would continue to provide independent leadership consistent with the Company’s best interests in the event of an actual or threatened change of control of the Company, the employment agreement of each provides certain protections in the event of a change in control.  For Mr. Khoury, a “change of control” is defined to include the following events:

•	Change in Ownership of the Company: the date that any person or group acquires the beneficial ownership of 50% or more of the voting power of the Company’s outstanding voting securities;

•

Change in Effective Control of the Company: either (a) a person or group acquires the beneficial ownership of capital stock of the Company possessing 50% or more of the total voting power of the Company’s capital stock or (b) a majority of the members of the Board are replaced during any 12-month period by directors whose appointment or election was not endorsed by a majority of the members of the Board prior to the date of such appointment or election; or

•

Change in Ownership of a Substantial Portion of the Company’s Assets: the date on which any person or group acquires assets from the Company that have a total fair market value equal to or greater than 33-1/3% of the total fair market value of all of the Company’s assets immediately prior to such acquisition.

Following a change of control, if Mr. Khoury terminates his employment with the Company for any reason within the period beginning six months after the change in control and ending nine months after the change of control, or if his employment is terminated by the Company (with or without cause) within nine months after the change in control, the Company is required to pay the sum of the following amounts:

•	his accrued and unpaid base salary;
•	his accrued and unpaid vacation pay;
•	his bonus, if any, for the calendar year ending prior to the date of termination (if not yet paid);
•	a salary payment equal to one and one-half times his annual base salary if he terminates his employment, or two times his annual base salary if the Company terminates his employment; and
•	his unreimbursed expense incurred through the date of the change of control.

In addition, as of the date of the change in control, all of Mr. Khoury’s stock options become fully vested, regardless of whether he remains employed by the Company.

Mr. Pasquale’s employment agreement also provides for certain protections in the event of a change of control. Mr. Pasquale’s employment agreement defines a “change of control” as any of the following:

•

Change in Ownership of the Company: either (a) the date any person or group acquires the beneficial ownership of 50% or more of the combined voting power of the Company’s outstanding voting securities; or

(b) the date that any person or group other than Prometheus Assisted Living LLC, an affiliate of Lazard Freres Real Estate Investors, LLC, acquires 20% or more of the voting power of the Company’s outstanding voting securities; or

•

Change in Effective Control of the Company: either (a) the date any person or group acquires the beneficial ownership of capital stock or the Company possessing 50% or more of the total voting power of the Company’s capital stock; or (b) the replacement of a majority of the members of the Board during any 12 month period by directors whose appointment or election was not endorsed by a majority of the members of the Board prior to the date of such appointment or election; or

•

Change in Ownership of a Substantial Portion of the Company’s Assets: the date on which any person or group acquired assets from the Company that have a total fair market value equal to or more than 33 1/3% of the total fair market value of all of the Company’s assets immediately prior to the acquisition.

Following a change of control, if Mr. Pasquale terminates his employment for any reason within the period beginning six (6) months after the change of control and ending twelve (12) months after the change of control, or if his employment is terminated by the Company (with or without cause) at any time during the twelve-month period following the change of control, then the Company is required to pay him the excess, if any, of (A) the sum of:  (i) three times the sum of his current annual base salary plus target bonus; (ii) his accrued and unpaid base salary, vacation pay, and reimbursable expenses; (iii) his bonus, if any, for the calendar year ended prior to the date of termination (if not yet paid), (iv) an amount equal to his minimum bonus accrued since the previous July 1;  (iv) a relocation payment of $75,000; and (v) reimbursement for the cost of outplacement services, up to a maximum of $50,000, or a payment of $50,000, at the election of Mr. Pasquale over (B) $440,000.  In addition, as of the date of the change in control, all of Mr. Pasquale’s stock options become fully vested, regardless of whether he remains employed by the Company.

The following section of the proxy statement will not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under such Acts.

Board Compensation Committee Report on Executive Compensation

Decisions regarding compensation of our executive officers, including those related to stock and stock options, are made by the Compensation Committee, based upon the recommendations and analysis performed by our senior management. The Compensation Committee (the “Committee”) is currently composed of Maurice J. DeWald, John A. Moore and David P. Collins.  Maurice J. DeWald has chaired the committee since January 12, 1999.

Fiscal 2003 Executive Compensation Components

The Compensation Committee’s philosophy is to link executives’ total compensation to our short-term and long-term performance to maximize long-term stockholder value. The policy is designed to provide a competitive compensation program that will enable us to attract, motivate, reward and retain executives and other employees who have the skills, experience and talents required to promote our short and long-term financial performance and growth. Our executive compensation has three elements: (1) base salary, (2) annual or short-term incentive compensation and (3) long-term incentive compensation in the form of stock options. Generally, the Compensation Committee’s cash compensation policy is designed to provide executive officers and other management personnel with a base salary that is competitive. The incentive cash bonuses are determined based on our results of operations relative to performance goals relating to revenue, earnings before interest, taxes, depreciation and amortization (EBITDA) and net revenue. Awards of options under our 1999 and 2002 Stock Option Plans will be based on criteria that reflect contributions to long-term stockholder value. Stock option grants are generally made at levels comparable to competitive organizations to direct executive performance toward increased stockholder value. The Compensation Committee has used, and expects to continue to use, stock-based incentive grants, including options, as a significant component of executive compensation.

Executive compensation consists of three components:  Base Salary, Bonus and Long-Term Incentive Awards.

BASE SALARY. Base salaries for the Named Executive Officers were established in their respective employment contracts or by the Compensation Committee, resulting in payment, during fiscal year 2002 of $350,000, $225,000, $155,000, and $150,000 to Mr. Pasquale, Mr. Khoury, Mr. Eason,  and Ms. Kauslka, respectively. The salaries of all Named Executive Officers are subject to performance-based increases in each year.

BONUS. Mr. Pasquale is entitled to a guaranteed bonus of $131,250 and additional bonuses based on achievement of agreed-upon targets up to a maximum of $315,000. Mr. Pasquale received a bonus of $241,750 for the fiscal year 2002.

Regarding the remaining Named Executive Officers, for the fiscal year 2002, bonuses were awarded at the discretion of management, subject to the approval of the Committee. Bonuses of  $120,000, $20,000 and $30,000 were paid to Mr. Khoury, Mr. Eason and Ms. Kasulka, respectively, in recognition of performance in 2002.

LONG-TERM INCENTIVE AWARDS.   The Compensation Committee believes that long-term incentive compensation in the form of stock options is the most direct way of making executive compensation dependent on increases in shareowner value. Our 1999 and 2002 Stock Option Plans, provide the means through which executive officers can build an investment in our shares of common stock that will align their economic interests with the interests of our shareowners. The value of stock options historically has increased as a result of increases in the price of our common stock, and such options are highly valued by our employees. The Compensation Committee believes that the grant of stock options has been and will continue to be a significant component of our success in attracting and retaining talented management and employees in an extremely competitive environment. The exercise price of each option has been the market price of our shares of common stock on the grant date. The Compensation Committee believes that stock options give the executive officers greater incentive throughout the term of the options to strive to operate our Company in a manner that directly affects the financial interests of the shareowners both on the long term, as well as the short term, basis. In determining the number of option shares to grant to executive officers, the Compensation Committee considers on a subjective basis the same factors as it does in determining the other components of compensation, with no single factor accorded special weight. The Compensation Committee intends to continue its practice of basing executive compensation on share price and other financial performance criteria, and on its qualitative evaluation of individual performance. The Compensation Committee believes that its compensation policies promote the goals of attracting, motivating, rewarding and retaining talented executives who will maximize value for our shareowners.

Stock options are granted to provide a long-term incentive opportunity that is directly linked to shareholder value.  In the year ended December 31, 2002 there were 750,000 stock options granted to employees and 20,000 stock options granted to two non-employee directors.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code includes potential limitations on the deductibility for federal income tax purposes of compensation in excess of $1 million paid or accrued with respect to any of the executive officers whose compensation is required to be reported in the Company’s proxy statement. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. For the fiscal year 2002, the Committee does not contemplate that there will be any such nondeductible compensation.

Additional information concerning the salary, bonus and stock awards for the Company’s Named Executive Officers can be found in the tables appearing under “Executive Compensation.”

THE COMPENSATION COMMITTEE
MAURICE J. DEWALD, CHAIRMAN
JOHN A. MOORE
DAVID P. COLLINS

Performance Graph

This performance graph will not be deemed to be incorporated by reference by any general statement incorporating this Form 10-K into any of our filings under the Securities Act of 1933 or under the Security Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not be deemed “soliciting material” or be deemed “filed” under either such Acts.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Common Stock against the cumulative total return of a peer group of nine assisted living companies selected by the Company (the “Peer Group”) and the AMEX Market Value Index, each for the period from October 19, 1995 to December 31, 2002. The performance graph assumes the investment of $100 on January 1, 1998 and assumes all dividends were reinvested.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ARV ASSISTED LIVING, INC.,
AMEX MARKET INDEX AND PEER GROUP INDEX

	1997	1998	1999	2000	2001	2002

ARV ASSISTED LIVING, INC.	100.00	38.28	9.38	3.52	11.38	22.81
PEER GROUP INDEX	100.00	106.83	32.76	27.76	31.03	28.31
AMEX MARKET INDEX	100.00	98.64	122.98	121.47	115.87	111.25

Item 12: Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

 The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 27, 2003 (based on a total of 17,459,689 outstanding shares of Common Stock) by each of our directors, each of the Named Executive Officers and all executive officers and directors as a group. The number of shares beneficially owned by each entity, person, director or named executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, each entity or individual is considered the beneficial owner of any shares: (a) to which they have the sole or shared voting power or investment power and (b) that they have the right to acquire within 60 days of March 27, 2003, through the exercise of stock options or other similar rights. Unless otherwise indicated, we believe each person in the table below has sole investment and voting power with respect to all shares beneficially owned subject to community property laws where applicable.

Amounts and  percentages listed below include warrants and options that are exercisable within 60 days of March 27, 2003.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	AMOUNT AND NATURE OF BENEFICIALLY OWNERSHIP	PERCENTAGE OF CLASS

John A. Moore (2)	—	*
Robert C. Larson (2)	—	*
Douglas M. Pasquale (3)	1,360,000	7.8%
David P. Collins (4)	549,375	3.1%
Maurice J. DeWald (5)	36,000	*
Abdo H. Khoury (6)	605,000	3.5%
William R. Eason (7)	65,000	*
Douglas Armstrong (7)	62,500	*
Christine A. Kasulka (7)	62,500	*
All directors and executive officers as a group	2,740,974	15.7%

*	Less than 1%.

(1)	Except where otherwise noted, the address of the Company’s directors and executive officers is c/o ARV Assisted Living, Inc., 245 Fischer Avenue, Costa Mesa, California 92626.

(2)

Prometheus Assisted Living LLC owns 7,595,069 shares and a warrant to purchase 750,000 shares owned by LSFSRI II Assisted Living, LLC.  Mr. Moore and Mr. Larson are each a Managing Principal of LFREI, general partner of the members of Prometheus Assisted Living, LLC and LFSRI II Assisted Living, LLC. Mr. Larson is also the Chairman of LFREI. Mr. Moore is the Chief Financial Officer of LFREI.  Messrs. Moore and Larson may be deemed to beneficially own the shares owned by Prometheus and the shares subject to the warrant held by LFSRI II Assisted Living LLC. Messrs. Moore and Larson disclaim beneficial ownership of these shares.

(3)	Of the 1,360,000 shares beneficially owned by Mr. Pasquale, 10,500 shares are held in Mr. Pasquale’s IRA, 99,500 shares are held in his name and 1,250,000, shares are subject to options.

(4)

Of the 549,375 shares beneficially owned by Mr. Collins, 98,678 shares are held of record by the D & V Collins Family Limited Partnership (as to which Mr. Collins has shared voting and investment power), 412,137 shares are held by the Collins Family Community Property Trust (as to which Mr. Collins has shared voting and investment power), 8,559 held by Mr. Collins’ IRA and 30,000 shares are subject to options.

(5)	Of the 36,600 shares beneficially owned by Mr. DeWald, as a non-employee director, 6,600 shares are held in his name and 30,000 shares are subject to options.

(6)	Of the 605,000 shares beneficially owned by Mr. Khoury, 1,700 shares are held Mr. Khoury’s IRA, 28,300 shares are held in his name and 575,000 shares are subject to options.

Security Ownership of Certain Beneficial Owners

As of March 14, 2003, the following persons are known to the Company to be the beneficial owners of more than five percent of the Company’s Common Stock. The numbers shown on the table should be interpreted in light of the related footnote.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (2)

Common	Prometheus Assisted Living LLC (1) Thirty Rockefeller Plaza, 63rd Floor New York, NY 10020	8,345,069	*	45.8%
Common	Douglas M. Paquale 245 Fischer Avenue, Suite D-1 Costa Mesa, California 92626	1,360,000		7.8%
Common	Summit Capital Management, LLC 601 Union Street Suite 3900 Seattle, Washington 98101	1,053,400		6.03%

(1)

According to the Schedule 13D/A filed on February 22, 2001 by Prometheus Assisted Living LLC., 7,595,069 of these shares are directly owned by Prometheus and the remaining 750,000 shares are issuable upon exercise of a warrant held by LFSRI II Assisted Living LLC. LF Strategic Realty Investors II L.P., LFSRI II Alternative Partnership L.P. and LFSRI II-CADIM Alternative Partnership L.P are the managing members of Prometheus and LF Strategic Realty Investors II L.P. is the managing member of LFSRI II Assisted Living LLC. Lazard Freres Real Estate Investors L.L.C. is the general partner of each of LF Strategic Realty Investors II L.P., LFSRI II Alternative Partnership L.P., and LFSRI II-CADIM Alternative Partnership L.P. Lazard Freres & Co. LLC (“LFREI”) is the managing member of LFREI. As a result of these relationships, the shares held by Prometheus may be deemed to be beneficially owned by LF Strategic Realty Investors II L.P., LFREI and Lazard Freres & Co. LLC, and the shares issuable upon exercise of the warrant held by LFSRI II Assisted Living LLC may be deemed to be beneficially owned by LF Strategic Realty Investors II L.P., LLFSRI II Alternative Partnership L.P., LFSRI II-CADIM Alternative Partnership L.P., LFREI and Lazard Freres & Co. LLC. Lazard Freres & Co. LLC disclaims beneficial ownership of these shares.

(2)	According to the 13G filed on February 5, 2003, by Summit Capital management, LLC.

Equity Compensation Plan

The following table represents options outstanding under the 1999 and 2002 Stock Option Plans as of December 31, 2002.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available to Future

Equity compensation plans approved by security holders(1)	2,456,800	$1.9341	2,181,138
Equity compensation plans not approved by security holders(2)	750,000	3.00	0

(1)

Consists of the 1999 and 2002 Stock Option Plans. Under these Plans, awards can be made in the form of options to both employees and non-employee directors in accordance with the Compensation Committee’s directions.

(2)

On April 24, 2000, the Company entered into a Term Loan Agreement with LFSRI II Assisted Living, LLC (“LFSRI”), attached as exhibit 10.4 to the Form 10-Q filed on May 15, 2000, entitling the Company to borrow up to $10.0 million from LFSRI. In connection with the Term Loan Agreement, the Company issued to LFSRI a warrant to purchase up to 750,000 shares of the Company’s common stock at a price of $3.00 per share, subject to various adjustments, exercisable until April 24, 2005.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2002, our Compensation Committee consisted of Mr. John A. Moore, Mr. David P. Collins and Mr. Maurice DeWald (chairman).  No member of the Compensation Committee is or was an officer or employee of ARV during 2002.

Item 13.  Certain Relationships and Related Transactions

On September 29, 1999, the Company executed a promissory note in favor of our largest shareholder, Prometheus Assisted Living, LLC (“Prometheus”) in the principal amount of $1.5 million.  This note accrued interest beginning on April 1, 2001 at a rate equal to the 30 day Treasury bill rate quoted by the Wall Street Journal.  Interest payments were to be made on the first day of each month beginning on May 1, 2001 and continue until maturity of the Note on April 1, 2002.  In the event of default, the note is immediately due and payable and interest shall accrue at a rate that is 4% above the interest rate otherwise in effect. Because the note payable is non-interest bearing, a 12% imputed interest discount was used in recording the obligation.  We have the right at any time to prepay the note in whole or in part. As of December 27, 2001, Prometheus and the Company entered into an Amended and Restated Promissory Note pursuant to which the maturity of the note was extended to April 1, 2003, the prepayment discount was deleted, and commencing April 1, 2002, interest will accrue on the note, as amended and restated, at a rate equal to LIBOR plus 6.5%.

On April 24, 2000, the Company entered into a Term Loan Agreement with LFSRI II Assisted Living LLC (“LFSRI”), an affiliate of Prometheus.   Pursuant to the Term Loan Agreement, the Company may borrow up to $10,000,000 from LFSRI with a maturity date of April 24, 2002, which, subject to certain conditions, may be extended by one year if no default has occurred.  The outstanding amount under the loan at December 31, 2002 was $10,000,000 and will bear interest at the annual rate equal to the LIBOR rate for each interest period plus a 10% margin.  In connection with the Term Loan Agreement, the Company issued to LFSRI a warrant to purchase up to 750,000 share of the Company’s Common Stock at a price of $3.00 per share, subject to various adjustments, exercisable until April 24, 2005.  The Company also amended its stockholder rights agreement to prevent shares that Prometheus may be deemed to beneficially own by reason of LFSRI’s rights under the warrant from causing Prometheus to become an “Acquiring Person” and thus causing a triggering event under the rights agreement.

On April 24, 2002, for a fee of $250,000, the parties amended the existing $10.0 million term loan to: (i) increase the principal amount by $1.5 million to $11.5 million, (ii) decrease the interest rate to LIBOR plus 9.54% payable monthly and (iii) extend the maturity date to July 2004, with principal payments of $1.5 million due on each July 1, until maturity. The proceeds of $1.5 million were used to pay off the note payable to Prometheus of $1.5 million that was issued in connection with the Prometheus settlement agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports on Forms 3, 4 and 5 of stock ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required to furnish the Company with copies of all forms that they file. Based on the Company’s review of copies of Forms 3, 4 and 5, and amendments thereto, received by the Company for the year ended December 31, 2002, or written representations from certain Reporting Persons that no Forms 5 were required to be filed by those persons, the Company believes that during fiscal 2002 all filing requirements were complied with by the Reporting Persons.

Independent Auditors

KPMG LLP served as our independent auditors for the fiscal year ended December 31, 2002.  KPMG LLP’s report on our financial statements for each of the years ended December 31, 2002, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principles. During each of the years ended December 31, 2002, 2001 and 2000 or for the subsequent interim periods, we did not have any disagreement with KPMG LLP on any matter of accounting principles, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the subject matter of the disagreement in connection with its reports.

Independent Auditors’ Fees

The firm of KPMG LLP served as the Company’s independent auditors for the fiscal year ended December 31, 2002.

          Audit Fees:  The KPMG LLP fees for the annual audit and the reviews of financial statements included in the Company’s Form 10-K for the 2002 fiscal year were $ 328,000.

          Financial Information Systems Design and Implementation Fees;  There were no fees billed by KPMG LLP for financial information systems design and implementation for the 2002 fiscal year.

          All Other Fees:  The aggregate fees for other services that KPMG LLP rendered in fiscal 2002 were $161,215 and were for non-audit related services primarily related to tax consultation.

Our Audit Committee determined that KPMG LLP’s provision of non-audit services is compatible with maintaining KPMG LLP’s independence.

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)	Reports on Form 8-K. The Registrant filed an 8-K report regarding a proposed merger agreement between ARV Assisted Living, Inc. and Prometheus Assisted Living, LLC on January 17, 2003.

(c)	Exhibits: The following exhibits are filed as part of, or incorporated by reference into this report on Form 10-K:

Exhibit Number	Description

2.1

Agreement and Plan of Merger by and between ARV Assisted Living, Inc. and ARV Delaware, Inc., incorporated by reference to the Company’s Proxy Statement for the 1997 Meeting of Shareholders of ARV Assisted Living, Inc., filed with the Securities and Exchange Commission on Schedule 14A on December 31, 1997.

2.2

Agreement and Plan of Merger by and between ARV Assisted Living, Inc. and Prometheus Assisted Living LLC and Jenny Merger Corp., dated January 3, 2003 filed with the Securities and Exchange Commission on Form 8-K on January 13, 2003.

3.1

Certificate of Incorporation of ARV Delaware, Inc., incorporated by reference to the Company’s Proxy Statement for the 1997 Meeting of Shareholders of ARV Assisted Living, Inc., filed with the Securities and Exchange Commission on Schedule 14A on December 31, 1997.

3.2

By-laws of ARV Delaware, Inc., incorporated by reference to the Company’s Proxy Statement for the 1997 Meeting of Shareholders of ARV Assisted Living Inc., filed with the Securities and Exchange Commission on Schedule 14A on December 31, 1997.

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

4.3

Second Amendment to Rights Agreement dated as of April 24, 2000, by and between ARV Assisted Living, Inc. and continental Stock Transfer & Trust Company incorporated by reference to our 10Q for the quarter ended June 30, 2000 filed  August 10, 2000.

4.4*	Third Amendment to Rights Agreement dated as of October 1, 2002, by and between ARV Assisted Living, Inc. and continental Stock Transfer & Trust Company.
4.5

Fourth Amendment to Rights Agreement dated as of January 7, 2003, by and between ARV Assisted Living, Inc. and continental Stock Transfer & Trust Company incorporated by reference to our 8-K filed January 13, 2003.

10.1

Purchase and Sale Agreement by and between 270 Center Associates, Limited Partnership and ARV Assisted Living, Inc. dated as of February 12, 1998, incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on May 11, 1998.

10.2

Amendment to Purchase and Sale Agreement by and between 270 Center Associates, Limited Partnership and ARV Assisted Living, Inc. dated as of March 2, 1998, incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed with the Securities and Exchange Commission on May 11, 1998.

10.3

Second Amendment to Purchase and Sale Agreement by and between 270 Center Associates, Limited Partnership and ARV Assisted Living, Inc. dated as of April 10, 1998, incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed with the Securities and Exchange Commission on May 11, 1998.

10.4

Purchase and Sale Agreement by and between TH Group, Inc. and ARV Assisted Living, Inc. dated as of February 12, 1998, incorporated by reference to Exhibit 10.4 to the Company’s 8-K filed with the Securities and Exchange Commission on May 11, 1998.

10.5

Amendment to Purchase and Sale Agreement by and between TH Group, Inc. and ARV Assisted Living, Inc. dated as of March 2, 1998, incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed with the Securities and Exchange Commission on May 11, 1998.

10.6

Second Amendment to Purchase and Sale Agreement by and between TH Group, Inc. and ARV Assisted Living, Inc. dated as of April 10, 1998, incorporated by reference to Exhibit 10.6 to the Company’s 8-K filed with the Securities and Exchange Commission on May 11, 1998.

10.7

Purchase and Sale Agreement by and between The Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of February 12, 1998, incorporated by reference to Exhibit 10.7 to the Company’s 8-K filed with the Securities and Exchange Commission on May 11, 1998.

10.8

Amendment to Purchase and Sale Agreement by and between The Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of March 2, 1998, incorporated by reference to Exhibit 10.8 to the Company’s 8-K filed with the Securities and Exchange Commission on May 11, 1998.

10.9

Second Amendment to Purchase and Sale Agreement by and between The Hillsdale Group, LP and ARV Assisted Living, Inc. dated as of April 6, 1998, incorporated by reference to Exhibit 10.9 to the Company’s 8-K filed with the Securities and Exchange Commission on May 11, 1998.

10.10

Executive Employment Agreement, dated December 5, 1997, by and between ARV Assisted Living, Inc. and Howard G. Phanstiel incorporated by reference to the Company’s 10-K filed with the Securities and Exchange Commission on March 31, 1997.

10.11

Amendment to Executive Employment Agreement, effective December 5, 1997, by and between ARV Assisted Living, Inc. and Howard G. Phanstiel incorporated by reference to the Company’s 10-K filed with the Securities and Exchange Commission on March 31, 1997.

Exhibit Number	Description

10.12	Executive Employment Agreement, as amended, dated June 1, 1998, by and between ARV Assisted Living, Inc. and Douglas M. Pasquale incorporated by reference to the Company’s 10-Q for June 30, 1998.
10.13	Employment Agreement, as amended, dated June 15, 1998, by and between ARV Assisted Living, Inc. and Patricia J. Gifford, MD incorporated by reference to the Company’s 10-Q for June 30, 1998.
10.14

Amendment to Amended and Restated Executive Employment Agreement dated December 27, 2002, by and between ARV Assisted living, Inc. and Douglas M. Pasquale incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on January 13, 2003.

10.20

Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.1 on August 10, 1999.

10.21

Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.2 on August 10, 1999.

10.22

Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.3 on August 10, 1999.

10.23

Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.4 on August 10, 1999.

10.24

Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.5 on August 10, 1999.

10.25

Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.6 on August 10, 1999.

10.26

Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.7 on August 10, 1999.

10.27

Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.8 on August 10, 1999.

10.28

Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.9 on August 10, 1999.

10.29

Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.10 on August 10, 1999.

10.30

Loan Agreement by and between Banc One Capital Funding Corporation and Acacia Villa, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.11 on August 10, 1999.

10.31

Letter Agreement as to the Loans in the aggregate amount of $39,703,100 from Banc One Capital Funding Corporation to Retirements Inns II LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.12 on August 10, 1999.

10.32

Letter Agreement as to the Loans in the aggregate amount of $2,116,100 from Banc One Capital Funding Corporation to Acacia Villa LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.13 on August 10, 1999.

Exhibit Number	Description

10.33

Letter Agreement as to the Loans in the aggregate amount of $13,382,200 from Banc One Capital Funding Corporation to Retirements Inns III LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.14 on August 10, 1999.

10.34

Note and Agreement as to Retirement Inns II, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.15 on August 10, 1999.

10.35

Note and Agreement as to Retirement Inns III, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.16 on August 10, 1999.

10.36	Note and Agreement as to Acacia Villa, LLC dated June 27, 1998 incorporated by reference to the Company’s 10Q filed with the Securities and Exchange Commission as exhibit 10.17 on August 10, 1999.
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

10.50	Amendment to Purchase Agreement dated October 4, 2000 by and between ARV Investment Group, Inc. (wholly owned subsidiary of ARV Assisted Living, Inc.) and Eenhoorn Development, LLC.
10.51	Agreement of Assignment of ARV Investment Group, Inc. (a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest in Grand Rapids Housing Partners, L.P. dated January 16, 2001.

Exhibit Number	Description

10.52	Assignment of interest in the receivable obligation owed by Grand Rapids Housing Partners, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.
10.53	Assignment of interest in management fees owed by Grand Rapids Housing Partners, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.
10.54	First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Grand Rapids Housing Partners, L.P.
10.55	First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Grand Rapids Housing Partners, L.P.
10.58	Agreement of Assignment of ARV Investment Group, Inc. (a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest Lansing Housing Partners, L.P. dated January 16, 2001.
10.59	Assignment of interest in the receivable obligation owed by Lansing Housing Partners, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.
10.60	Assignment of interest in management fees owed by Lansing Housing Partners, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.
10.61	First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Lansing Housing Partners, L.P.
10.62	First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Lansing Housing Partners, L.P.
10.65	Agreement of Assignment of ARV Investment Group, Inc. (a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest Rosewood Villas, L.P. dated January 16, 2001.
10.66	Assignment of interest in the receivable obligation owed by Rosewood Villas, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.
10.67	Assignment of interest in management fees owed by Rosewood Villas, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.
10.68	First Amendment to Operating Deficit Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Rosewood Villas, L.P.
10.69	First Amendment to Tax Credit Reduction and Recapture Guaranty Agreement by and between ARV Assisted Living, Inc., Gary Davidson, John Booty and David Collins, and Rosewood Villas, L.P.
10.72	Agreement of Assignment of ARV Investment Group, Inc. (a wholly owned subsidiary of ARV Assisted Living, Inc.) partnership interest San Marcos, L.P. dated January 16, 2001.
10.73	Assignment of interest in the receivable obligation owed by San Marcos, L.P. to ARV Assisted Living, Inc. dated January 16, 2001.
10.74	Assignment of interest in management fees owed by San Marcos, L.P. to ARV Assisted Living, Inc. dated on January 16, 2001.
10.75	Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc.
10.76	Allonge #1 to Deed of Trust Note of ARV Burlingame, L.P. to Red Mortgage Capital, Inc.
10.77	Deed of Trust between ARV Burlingame, L.P. and Fidelity National Title Insurance
10.78	Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Burlingame, L.P. and Secretary of Housing and Urban Development
10.79	Regulatory Agreement Nursing Homes Projects between ARV Burlingame, L.P. and Federal Housing Commissioner
10.80	Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc.
10.81	Allonge #1 to Deed of Trust Note of ARV Campbell, L.P. to Red Mortgage Capital, Inc.

Exhibit Number	Description

10.82	Deed of Trust between ARV Campbell, L.P. and Fidelity National Title Insurance
10.83	Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Campbell, L.P. and Secretary of Housing and Urban Development
10.84	Regulatory Agreement Nursing Homes Projects between ARV Campbell, L.P. and Federal Housing Commissioner
10.85	Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc.
10.86	Allonge #1 to Deed of Trust Note of ARV Sunnyvale, L.P. to Red Mortgage Capital, Inc.
10.87	Deed of Trust between ARV Sunnyvale, L.P. and Fidelity National Title Insurance
10.88	Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Sunnyvale, L.P. and Secretary of Housing and Urban Development
10.89	Regulatory Agreement Nursing Homes Projects between ARV Sunnyvale, L.P. and Federal Housing Commissioner
10.90	Deed of Trust Note of ARV Valley View, L.P. to Red Mortgage Capital, Inc.
10.91	Deed of Trust between ARV Valley View, L.P. and Fidelity National Title Insurance
10.92	Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Valley View, L.P. and Secretary of Housing and Urban Development
10.93	Regulatory Agreement Nursing Homes Projects between ARV Valley View, L.P. and Federal Housing Commissioner
10.94	Deed of Trust Note of ARV Fullerton, L.P. to Red Mortgage Capital, Inc. , incorporated by reference to the Companies 10K filed with the SEC on March 29, 2002.
10.95	Allonge #1 to Deed of Trust Note of ARV Fullerton, L.P. to Red Mortgage Capital, Inc. , incorporated by reference to the Companies 10K filed with the SEC on March 29, 2002.
10.96

Deed of Trust between ARV Fullerton, L.P. and Fidelity National Title Insurance, incorporated by reference to the Companies 10K filed with the SEC on March 29, 2002, incorporated by reference to the Companies 10K filed with the SEC on March 29, 2002.

10.97

Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Fullerton, L.P. and Secretary of Housing and Urban Development, incorporated by reference to the Companies 10K filed with the SEC on March 29, 2002.

10.98	Regulatory Agreement Nursing Homes Projects between ARV Fullerton, L.P. and Federal Housing Commissioner, incorporated by reference to the Companies 10K filed with the SEC on March 29, 2002.
10.99	Deed of Trust Note of ARV Acacia, L.P. to Red Mortgage Capital, Inc. , incorporated by reference to the Companies 10K filed with the SEC on March 29, 2002.
10.100	Allonge #1 to Deed of Trust Note of ARV Acacia, L.P. to Red Mortgage Capital, Inc. , incorporated by reference to the Companies 10K filed with the SEC on March 29, 2002.
10.101	Deed of Trust between ARV Acacia, L.P. and Fidelity National Title Insurance, incorporated by reference to the Companies 10K filed with the SEC on March 29, 2002.
10.102

Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Acacia, L.P. and Secretary of Housing and Urban Development, incorporated by reference to the Companies 10K filed with the SEC on March 29, 2002.

10.103	Regulatory Agreement Nursing Homes Projects between ARV Acacia, L.P. and Federal Housing Commissioner, incorporated by reference to the Companies 10K filed with the SEC on March 29, 2002.
10.104*	Promissory Note of ARV Hillcreek, LLC to GMAC Commercial Mortgage Corporation
10.105*	Deed of Trust Note of Hillcreek, LLC to First American Title Company of Los Angeles for the benefit of GMAC Commercial Mortgage Corporation
10.106*	Debt Service Reserve Escrow and Security Agreement between ARV Hillcreek, LLC and GMAC Commercial Mortgage Corporation

Exhibit Number		Description

	10.107*	Loan Agreement between ARV Hillcreek, LLC and GMAC Commercial Mortgage Corporation
	10.108*	Payment and Performance Guaranty Agreement, by ARV Assisted Living, Inc. for the benefit of GMAC Commercial Mortgage Corporation
	23.1*	Consent of KPMG LLP.
99.1

Complaint in ARV Assisted Living, Inc. v. Lazard Freres Real Estate Investors LLC, et al., case no. 787788, incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 26, 1998.

99.2

Settlement Agreement dated as of January 2, 2003, by and between the United States of America and ARV Assisted Living, Inc. incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on January 13, 2003.

	99.3*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.4*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	included herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARV ASSISTED LIVING, INC.

	By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer

Date: March 27, 2003

          Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS M. PASQUALE	Chief Executive Officer (Principal Executive Officer)	March 27, 2003

Douglas M. Pasquale

/s/ ABDO H KHOURY	President and Chief Financial Officer (Principal Financial Officer)	March 27, 2003

Abdo H. Khoury

/s/ JOHN A. MOORE	Director	March 27, 2003

John A. Moore

/s/MAURICE J. DEWALD	Director	March 27, 2003

Maurice J. DeWald

/s/D AVID P. COLLINS	Director	March 27, 2003

David P. Collins

/s/ ROBERT C. LARSON	Director	March 27, 2003

Robert C. Larson

CERTIFICATIONS

I, Douglas M. Pasquale, certify that:

1. I have reviewed this annual report on Form 10-K of ARV Assisted Living, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer of ARV Assisted Living, Inc.

I, Abdo H. Khoury, certify that:

1. I have reviewed this annual report on Form 10-K of ARV Assisted Living, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer of ARV Assisted Living, Inc.

Independent Auditors’ Report

The Board of Directors
ARV Assisted Living, Inc.:

We have audited the accompanying consolidated balance sheets of ARV Assisted Living, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule described in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARV Assisted Living, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangibles in 2002.

/s/ KPMG LLP

Orange County, California
February 28, 2003

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(In thousands)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$14,347	$13,234
Accounts receivable and amounts due from affiliates, net	920	744
Prepaids and other current assets	4,485	2,614
Impounds	4,440	3,779
Properties held for sale, net	—	763

Total current assets	24,192	21,134
Property, furniture and equipment	116,269	116,929
Goodwill, net	18,354	18,354
Operating lease security deposits	9,285	9,414
Other non-current assets	18,466	11,346

	$186,566	$177,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,363	$2,212
Accrued payroll costs	4,240	4,055
Other accrued liabilities	10,835	6,659
Notes payable, current portion	2,269	7,269
Accrued interest payable	833	823

Total current liabilities	20,540	21,018
Notes payable, less current portion	118,701	105,062
Lease liabilities	2,109	1,995
Other non-current liabilities	494	641

	141,844	128,716
Minority interest in majority owned entities	145	621
Shareholders’ equity:
Series A Preferred stock, convertible and redeemable; 2,000 shares authorized, none issued or outstanding at December 31, 2002 and 2001	—	—
Preferred stock, no par value. 8,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 100,000 shares; 17,460 shares issued and outstanding at December 31, 2002 and 2001	175	175
Additional paid in capital	145,337	145,337
Accumulated deficit	(100,935)	(97,672)

Total shareholders’ equity	44,577	47,840

Commitments and contingent liabilities	$186,566	$177,177

See accompanying notes to consolidated financial statements.

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2002, 2001 and 2000
(In thousands, except per share data)

	2002	2001	2000

Revenue:
Assisted living community revenue:
Rental revenue	$126,041	$117,249	$112,073
Assisted living and other services	28,135	24,668	24,024
Skilled nursing facility revenue	3,152	2,323	1,960
Management fees	1,050	1,155	808

Total revenue	158,378	145,395	138,865

Operating expenses:
Assisted living community operating expense	95,033	88,185	87,130
Skilled nursing facility expenses	3,075	2,507	1,901
Community lease expense	31,900	30,943	31,571
General and administrative	10,521	9,874	12,288
Impairment loss	—	—	6,187
Depreciation and amortization	7,753	7,878	8,483

Total operating expenses	148,282	139,387	147,560

Income (loss) from operations	10,096	6,008	(8,695)

Other income (expense):
Interest income	426	1,010	1,532
Other income (expense), net	82	681	244
Equity in income (loss) of partnerships	(793)	(1,798)	791
Gain on sale of properties and partnership interests	54	2,887	500
Interest expense	(9,620)	(8,949)	(8,368)
Litigation judgement	(1,699)	—	—
Merger costs	(1,144)	—	—

Total other income (expense)	(12,694)	(6,169)	(5,301)

Loss before income tax expense (benefit), minority interest in (income) loss of majority owned entities, and extraordinary gain	(2,598)	(161)	(13,996)
Income tax expense (benefit)	(32)	151	160
Minority interest in (income) loss of majority owned entities	(697)	(778)	55

Loss before extraordinary gain	(3,263)	(1,090)	(14,101)
Extraordinary gain from early extinguishment of debt, net of income tax of $200 in 2000	—	2,062	20,613

Net income (loss)	$(3,263)	$972	$6,512

Earnings (loss) per share information:
Basic and diluted earnings (loss) per common share:
Loss before extraordinary gain	$(0.19)	$(0.06)	$(0.81)
Extraordinary gain from early extinguishment of debt, net of income tax	—	0.12	1.19

Net income (loss)	$(0.19)	$0.06	$0.38

Weighted average common shares outstanding	17,460	17,460	17,357

See accompanying notes to consolidated financial statements.

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2002, 2001 and 2000

(In thousands)

	Common Stock

			Accumulated Deficit	Total

	Shares	Amount

Balance at December 31, 1999	16,679	144,280	(105,156)	39,124
Issuance of common stock	781	1,232	—	1,232
Net income	—	—	6,512	6,512

Balance at December 31, 2000	17,460	145,512	(98,644)	46,868
Net income	—	—	972	972

Balance at December 31, 2001	17,460	145,512	(97,672)	47,840
Net loss	—	—	(3,263)	(3,263)

Balance at December 31, 2002	17,460	$145,512	$(100,935)	$44,577

See accompanying notes to consolidated financial statements.

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,263)	$972	$6,512
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment loss	—	—	6,187
Extraordinary gain on debt retirement	—	(2,062)	(20,613)
Gain on sale of properties and partnership interest	(54)	(2,887)	(500)
Depreciation and amortization	7,753	7,878	8,483
Equity in (income) loss of partnerships	793	1,798	(791)
Minority interest in income (loss) of majority owned entities	697	778	(55)
Other	(132)	(80)	(23)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Accounts receivable and amounts due from affiliates	(84)	85	2,210
Prepaids and other assets	(2,532)	(1,009)	(2,775)
Other non-current assets	(2,542)	(178)	699
Increase (decrease) in:
Accounts payable and accrued liabilities	4,512	(2,249)	(756)
Accrued interest payable	10	125	(693)
Lease liabilities	114	243	17

Net cash provided by (used in) operating activities	5,272	3,414	(2,098)

Cash flows provided by (used in) investing activities:
Net cash paid in acquisition of American Retirement Villas Properties III, L.P partnership interest	—	(1,242)	—
Proceeds from the sale of properties, net of selling cost	817	730	3,820
Proceeds from sale of partnerships, net of selling cost	—	2,887	—
Additional investment in unconsolidated limited liability companies	(855)	(926)	—
Additions to property, furniture and equipment	(6,572)	(6,110)	(5,187)
(Increase) decrease in security deposits	129	459	(498)
Increase in property held for sale	—	(90)	—

Net cash used in investing activities	(6,481)	(4,292)	(1,865)

Cash flows provided by (used by) financing activities:
Borrowing under refinancing for owned communities	30,386	17,660	—
Borrowing under non-secured credit line	—	—	10,000
Borrowings under notes payable	1,000	1,000	40,987
Repayments of notes payable	(22,791)	(12,430)	(33,654)
Collateral deposit under refinancing	(2,000)	—	—
Repurchase of subordinated debt	—	(5,720)	(9,598)
Distributions to minority partners	(3,391)	(2,513)	(247)
Loan fees	(882)	(702)	(1,278)

Net cash provided by (used in) financing activities	2,322	(2,705)	6,210

Net increase (decrease) in cash and cash equivalents	1,113	(3,583)	2,247
Cash and cash equivalents at beginning of year	13,234	16,817	14,570

Cash and cash equivalents at end of year	$14,347	$13,234	$16,817

See accompanying notes to consolidated financial statements.

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the years ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$9,610	$8,656	$9,061

Income taxes	$186	$151	$160

Supplemental schedule of non-cash investing and financing activities:
Conversion of subordinated notes to common stock	—	—	1,232

See accompanying notes to consolidated financial statements.

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

(1)	Organization and Summary of Significant Accounting Policies

General

          ARV Assisted Living, Inc. and subsidiaries (the “Company”) own, operate, acquire and develop assisted living communities that provide housing to senior citizens, some of whom require assistance with the activities of daily living such as bathing, dressing and grooming.

          At December 31, 2002, we owned and or operated 60 assisted living communities (“ALCs”) in ten states including 18 which we own (“Owned ALCs”), 33 which we operate pursuant to long-term operating leases (“Leased ALCs”) and 9 in which we serve as the property manager (“Managed ALCs”). Limited partnerships or limited liability companies for which we serve as managing general partner or member and community manager and in which we have majority ownership interest are referred to as Affiliated Partnerships. Thirty-eight of the ALCs are located in California. We also manage 3 affordable senior and multifamily apartments (the “Apartment Group”), 2 of which we serve as the general partner.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Subsidiaries, which include limited partnerships and limited liability companies in which we have controlling interests, have been consolidated into the financial statements. Through December 2002 we acquired 52.5% of the outstanding Partnership units of ARVP III. The consolidated balance sheets as of December 31, 2002 and 2001 include the accounts of ARVP III while the consolidated statements of operations include the operations from December 14, 2001, the date we acquired greater than 50% of the partnership units. All significant intercompany balances and transactions have been eliminated in consolidation.

Consolidated Partnerships

          Included in the consolidated financial statements are partnerships in which we own less than 80% but more than 50%. The following is a recap of the assets and liabilities of those partnerships as of December 31, 2002 and 2001:

	2002	2001

Cash	$3,973	$7,668
Other current assets	4,050	3,954
Total assets	71,964	72,399
Current liabilities	4,061	4,194
Long term debt	63,931	60,675
Net equity	3,973	7,221

Use of Estimates

          In the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we have made estimates and assumptions that affect the following:

•	reported amounts of assets and liabilities at the date of the consolidated financial statements;
•	disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and
•	reported amounts of revenues and expenses during the reporting period

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

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

Stock-based Compensation

          The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, the Company continues to follow the guidance of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”. Consequently, compensation related to stock options reflects the difference between the grant price and the fair value of the underlying common shares at the grant date. The Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. As required by SFAS No. 123, the Company discloses the pro forma effect on operations, as if compensation costs were recorded at the estimated fair value of the stock options granted.

          If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net income (loss) would have changed to the pro forma amounts indicated below (in thousand, except per share data):

	2002	2001	2000

As reported	$(3,263)	$972	$6,512
Pro forma net income (loss)	(3,738)	972	5,769
Basic and diluted pro forma earnings per share	$(0.21)	$0.06	$0.33

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

     Property, furniture and equipment consisted of the following (in thousands):

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

	December 31,

	2002	2001

Land	$21,664	$21,644
Buildings and improvements	106,751	104,982
Furniture, fixtures and equipment	17,107	18,251

	145,522	144,877
Accumulated depreciation	(29,253)	(27,948)

	$116,269	$116,929

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

The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the period indicated:

	For the years ended December 31,

	2001	2000

Reported net income	$972	$6,512
Add back: goodwill amortization	585	595

Adjusted net income	$1,557	$7,107

Per share information:
Reported net income	$0.06	$0.38
Goodwill amortization	0.03	0.03

Adjusted net income	$0.09	$0.41

Intangibles

SFAS No. 141 “Business Combinations” and SFAS No.142 also require that the Company disclose the following information related to the Company’s intangible assets still subject to amortization.  The following table details the balances of the amortizable intangible assets as of December 31, 2002 and 2001.

	December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Leasehold interest	$10,319	$3,302	$7,017
Loan fees	2,785	818	1,967
Deferred lease costs	558	231	327

	December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Leasehold interest	$10,319	$2,731	$7,588
Loan fees	2,337	806	1,531
Acquisition cost	1,567	1,519	48
Deferred lease costs	794	430	364

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

Estimated aggregate amortization expense for intangible assets still subject to amortization for each of the five years ending December 31 are as follows:

2003	$1,094
2004	$1,094
2005	$1,094
2006	$1,094
2007	$1,094

Accounting for Long-lived Assets

          The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Company estimates the undiscounted future cash flows expected to result from using the assets and eventually disposing of them. Cash flows are reviewed at the community level, which is the lowest level of identifiable cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value. For long-lived assets held for sale, fair value is reduced for costs of sale.

          In 1998, our board of directors decided to sell five Owned ALCs and five development land sites located outside of California. In addition, in 1999 we decided to sell twelve leased ALCs outside the Western United States. These decisions were in keeping with our strategy to focus our efforts on occupancy gains and to lease up ALCs faster. The fair value of the assets, based upon the offers we received from potential buyers, was below the carrying amount of the assets. We recorded an impairment loss of $6.2 million in 2000 on properties and investments that did not meet the Company’s strategy of focusing in the western United States or were impaired based upon management’s analysis described above. Due to market conditions no buyer could be found for the nine ALCs held for sale at December 31, 2000 and in June of 2001, the Company decided to retain these ALCs. The remaining land site that was previously held in property held for sale was sold during the quarter ended June 30, 2002.

Goodwill

          Goodwill represents the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired.  Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) 142 “ Goodwill and Other Intangible Assets” goodwill was being amortized on a straight-line basis over 35 years.  Other intangible assets consist primarily of leasehold interests, loan fees and deferred lease costs which all have definite lives and are amortized on a straight-line basis over the estimated useful lives of the related assets.

Investment in Real Estate Entities

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
Years ended December 31, 2002, 2001, and 2000

to liability under separate loan guarantees related to two of the partnership loans. Under Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures,” the Company records its obligations under these agreements as a component of the Company’s equity in the income or losses of these partnerships.

In 1998, the Company pursued an additional development strategy by entering into joint ventures (“LLCs”) designed to help us finance development and renovation projects and to mitigate the impact of start-up losses associated with the opening of newly constructed ALCs. The joint ventures were formed to finance and manage the substantial renovation of existing ALCs acquired in 1998 and to construct three new communities on land sites the Company owned. Participants in the joint ventures with us are a third-party investor and a third-party developer. The LLCs contracted with the developer to provide development services to perform the renovation and construction. The Company manages four of the properties operated by the joint ventures for a management fee equal to three percent of gross revenues. One property is managed by an unrelated third party. The Company accounts for its investment in the joint ventures using the equity method and losses incurred by the LLCs are allocated disproportionately to the LLC members based upon their assumption of risk.  Income generated by the LLCs is allocated based on the percentage of losses previously allocated until the original capital accounts are restored and then based on ownership percentages.  In 2000 and 2001, certain LLC members’ capital was reduced to zero, consequently, the losses from the joint venture were allocated to us based upon the Company’s capital or percentage interest. The Company has agreed to fund any operating deficits incurred in connection with the operation of the five joint venture projects up to an aggregate amount of $6.0 million for all of the development properties and $6.0 million for all of the renovation properties, subject to a $9.0 million cap. The advances, which are considered capital contributions to the LLCs, are non-interest bearing and will be repaid only if sufficient funds are available in accordance with the terms of the operating agreements of the respective LLCs. The operating deficit payment agreement will remain in effect from the commencement of operations of a project until the earlier to occur of 18 months after the project has achieved stabilization, the sale of the project to a third-party, or the purchase by the Company of the membership interests of the project owner. In March 2001, the two renovation projects reached stabilization and consequently in September 2002, ARV was no longer required to make operating deficit payments on these two projects. The cessation of operating deficit payments on two of the LLCs will be May 2003 and September 2003.  The remaining LLC has not reached stabilization, thus, no ending date can be computed as of December 31, 2002.  The Company’s current funding of operating deficits since inception in 1998 is $2.4 million. The LLC operating agreements grant the Company options to purchase the other members’ interest in the LLCs when the ALCs reach stabilization, at a purchase price that is the greater of fair market value or an amount that generates a guaranteed internal rate of return on the members capital contribution. In 2001, the Company declined to exercise the option to purchase two of the LLCs that had reached stabilization and in accordance with the LLCs’ operating agreement, the Company no longer serves as a manager of the two LLCs. In 2000 the Company determined that the value of certain of the LLCs was impaired based upon the Company’s review of the projected cash flows, accordingly, the Company wrote down its investment by $5.7 million, to reflect the fair value. In February 2003, the Company was notified that it would no longer manage the remaining LLCs as a result of its election not to exercise the related purchase option.  The Company felt the required purchase prices were excessive and, consequently, did not exercise their right to purchase the LLCs.

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
Years ended December 31, 2002, 2001, and 2000

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

Earnings (Loss) Per Share

          We utilize SFAS No. 128 “Earnings Per Share” in determining earnings (loss) per share (“EPS”).  Basic EPS are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS are computed similar to EPS except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of securities or other contracts to issue common stock, if dilutive. The basic weighted average number of shares outstanding were 17,459,689 for the three-year period ended December 31, 2002.   The number of potentially dilutive securities were 2,064,582, 1,504,003 and 1,729,870 for the years ended December 31, 2002, 2001, and 2000, respectively.  Potentially dilutive securities include convertible notes, warrants and stock options which convert to shares of common stock.  There were no incremental diluted securities for the years ended December 31, 2002, 2001, and 2000 as the Company had a loss from continuing operations for each of the three years then ended.

New Accounting Pronouncements Not Yet Adopted

          In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements.  The provisions of SFAS No. 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged.  All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged.  The only impact the Company expects from the adoption of SFAS No. 145 is the reclassification of prior year extraordinary gains and losses to other income, interest expense and income taxes.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the existing disclosure requirements for most guarantees.  FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45.  The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

          In November 2002, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory.  The Company does not believe that the adoption of EITF 00-21 will have a material impact on the Company’s consolidated financial statements.

          In December 2002, SFAS No 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”), was issued.  SFAS No. 148 amends the disclosure requirements, “Accounting for Stock-Based Compensation (“SFAS No. 123”), to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  The Company will commence quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in the first quarter ending March 31, 2003.  As the Company has decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 will not have a material impact on the Company’s consolidated financial statements.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidated requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain disclosure requirements apply in all financial statements issued after January 31, 2002, regardless of when the variable interest entity was established.  The Company has not fully determined the impact on the consolidated financial statements upon adoption of FIN 46, although it is reasonably possible that the Company’s joint venture investments will be consolidated no later than the quarter ending September 30, 2003.

Income Taxes

          We account for income taxes using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

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

Segment Information

          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”). This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate performance and make resource allocation decisions on a community by community basis. Accordingly, each community is considered an “operating segment” under SFAS 131. However, SFAS 131 did not have an impact on the financial statements because the communities have similar economic characteristics, as defined by SFAS 131, and meet the criteria for aggregation into one “reportable segment”.

Reclassifications

          We have reclassified certain prior period amounts to conform to the December 31, 2002 presentation.

(2)	Acquisitions

          In December 2001, the Company purchased a controlling interest in American Retirement Villas Properties III, L.P. (“ARVP III”).   ARVP III owns two ALCs, one located in Arizona with 164 units and one located in California with 123 units. The Company accounted for this transaction using the purchase method and paid approximately $4.1 million in cash for the units acquired.

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

          The purchase price paid in excess of the book value of the net assets acquired required a $3.5 million step-up in basis. This amount is being depreciated over the remaining useful life of the underlying existing assets. The pro forma effect on the statement of operations for the acquisition is as if it had been acquired as of January 1, 2000 is as follows:

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

ARV ASSISTED LIVING, INC. AND SUBSIDIARIES
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2001, and 2000

	2001	2000

Revenue:
Assisted living community revenue	$148,499	$144,934
Skilled nursing facility revenue	2,323	1,960
Management fees	1,155	188

Total revenue	151,977	147,082

Operating expenses:
Assisted living community operating expense	92,911	92,348
Skilled nursing facility expenses	2,507	1,901
Community lease expense	30,943	31,571
General and administrative	9,874	12,288
Impairment loss	—	6,187
Depreciation and amortization	8,616	9,587

Total Operating Expenses	144,851	153,882

Income (loss) from operations	7,126	(6,800)

Other income (expense):
Interest income	1,139	1,690
Other income, net	666	244
Equity in income (loss) of partnerships	(1,798)	791
Gain on sale of properties and partnership interests	2,887	5,323
Interest expense	(10,118)	(9,778)

Total Other Income (Expense)	(7,224)	(1,730)

Loss before income tax expense, minority interest in income of majority owned entities and extraordinary item	(98)	(8,530)
Income tax expense	(160)	(170)
Minority interest in (income) loss of majority owned entities	(784)	(3,259)

Loss before extraordinary items	(1,042)	(11,959)
Extraordinary gain from early extinguishment of debt, net of income tax of $200 in 2000	1,996	20,613

Net income	$954	$8,654

Earnings per share basic and diluted	$0.05	$0.50

(3)	Notes Payable

Notes payable consist of the following at December 31 (in thousands, except share data):

	2002	2001

Convertible subordinated notes due April 2006 with interest at 6 3/4%. The notes require semi-annual payments of interest and are convertible to common stock at $18.57 per share. The notes may be called by us at declining premiums starting at 110% of the principal amount	$7,253	$7,253
Note payable, bearing interest at a fixed rate of 8.50% at December 31, 2002 and 9.15% at December 31, 2001 payable in monthly installments at December 31, 2002 of principal and interest totaling $96 collateralized by property with a maturity of January 2004	11,845	7,979
Note payable, bearing interest at a fixed rate of 9.15%, repaid in January 2002	—	2,057
Note payable, bearing interest at floating rate of 30 day LIBOR (1.38% as of December 31, 2002) plus 3.60% payable in monthly installments of principal and interest totaling $37 collateralized by property, maturing in September 2004	5,115	5,183
Note payable, bearing interest at floating rate of 30 day LIBOR (1.38% as of December 31, 2002) plus rates between 2.25% and 2.50% repaid in September 2002	—	18,583
Note payable, bearing interest at a floating rate of 30 day LIBOR ((1.38% as of December 31, 2002) plus 3.50%, with a minimum interest rate of 7%, payable interest only in monthly installments until November 1, 2003 at which point monthly installments of principal and interest totaling $169 will be due, collateralized by property, maturing August 2004	24,000	—
Note payable, bearing interest at a fixed rate of 7.0%, payable in monthly installments of interest only with principal due in 2010; $3,000 remaining drawable at $1,500 in 2003, $500 in 2004 and $1,000 in 2005, unsecured	2,000	1,000
Notes payable, bearing interest at rates of 7.25% through 8.53%, payable in monthly installments of principal and interest totaling $446 collateralized by property, maturities ranging from July 2010 to February 2037	60,757	58,820
Notes payable to shareholder bearing interest at 30-day Treasury Rate, repaid on April 24, 2002	—	1,456
Note payable to shareholder bearing interest at 30 day LIBOR (1.38% as of December 31, 2002) plus 9.54% payable in monthly installments of interest only, principal payments of $1.5 million payable on each July 1, unsecured, maturing July 2004	10,000	—
Notes payable to shareholder bearing interest at 30 day LIBOR (1.83% as of December 31, 2001) plus 10% payable in monthly installments of interest only, unsecured	—	10,000

	120,970	112,331
Less amounts currently payable	2,269	7,269

	$118,701	$105,062

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

          The future annual principal payments of the notes payable at December 31, 2002 are as follows (in thousands):

2003	$2,269
2004	49,715
2005	577
2006	8,878
2007	1,673
Thereafter	57,858

$120,970

          In 1998, we paid a lender approximately $1.7 million of fees for an interest rate lock and $0.2 million for loan commitment and other fees.  The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions.  The lender returned $0.4 million of the interest rate lock fees in January 1999 and $0.5 million in June 2000 as full and final settlement.  We included the amounts received in June 2000 in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2000.

          On July 18, 2002, the Company completed the refinancing of two loans collateralized by two owned ALCs in an aggregate amount of $24.0 million. The loan proceeds were used to satisfy existing loans totaling $18.3 million, with maturities of $6.2 million in August 2002 and $12.1 million in March 2003.  The new loan matures in August 2004 and accrues interest at a rate of 30-day LIBOR plus 3.5%, with a minimum interest rate of 7%, payable in monthly interest only payments through October 1, 2003 with principal and interest payments beginning November 1, 2003.

          In 1999, we began retiring portions of our 6 3/4% convertible subordinated debt. During 1999, we issued a total of 799,566 shares of our common stock and paid a total of $1.0 million to certain of our bondholders in exchange for a total of $9.2 million principal amount of the subordinated notes due 2006 that were held by those bondholders. These transactions resulted in an extraordinary gain of $7.0 million net of tax for the fiscal year ended December 31, 1999. During 2000, we issued a total of 781,025 shares of our common stock and paid a total of $9.6 million to

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

additional bondholders in exchange for a total of $33.0 million in principal amount of the subordinated notes held by those bondholders. In 2001 we paid a total of $5.7 million to certain of our bondholders in exchange for a total of $8.0 million principal amount of the subordinated notes. The transactions for the years ended December 31, 2000 and 2001, resulted in an extraordinary gains of $20.6 million and $2.1 million net of tax and costs.

          The Company’s various debt and lease agreements contain restrictive covenants requiring us to maintain certain financial ratios, including current ratio, working capital, minimum net worth, and debt service coverage, among others. At December 31, 2002, the Company was in compliance with all such covenants or had obtained waivers.

(4)	Litigation Judgement

          GeriCare was a former subsidiary of the Company that specialized in rehabilitative services, including speech, occupational and physical therapy. Although we terminated all GeriCare operations in 1998, revenue received or earned before termination that directly or indirectly was billed to the Medicare program is subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings, audits and funding restrictions. Medicare reimbursed GeriCare monthly for services provided on a cost basis, subject to certain adjustments. GeriCare submitted cost reports to the Healthcare Financing Administration (“HCFA”) on an annual basis and was subject to having amounts previously reimbursed adjusted retroactively.

          On January 2, 2003, the Company and the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the United States Department of Health and Human Services (“U.S.”), entered into a Settlement Agreement.  The parties entered into a settlement granting mutual releases of all outstanding Medicare claims relating to the Company’s former GeriCare unit.  The Settlement Agreement further required that in exchange for the releases, and without admitting any liability, for us to pay to the U.S. the sum of $1,625,000.  This amount and related legal costs of $74,000 was accrued for at December 31, 2002 and included in other accrued liabilities in the accompanying consolidated balance sheet.  This amount was paid subsequent to December 31, 2002.

(5)	Employee Benefit Plans

Savings Plan

          Effective January 1, 1997, we established a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. We match 25% of each employee’s contributions up to a maximum of 6% of the employee’s earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). We match employees’ contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our expense related to the Savings Plan was approximately $210,000, $171,000, and $175,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(6)	Stock Options

          The Company has three stock option plans that provide for the granting of stock options to officers, directors, consultants and key employees. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. We have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for employee stock options.

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

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

          The 2002 Stock Option Plan of ARV Assisted Living, Inc. is again very similar to our 1995 Stock Option and Incentive plan. The maximum number of shares which may be granted under all the plans is 4,400,000 plus 15% of any increase in total outstanding shares since June 30, 1999. During the years ended December 31, 2002, 2001 and 2000 additional options granted were 770,000, 80,000 and 656,500, respectively. As of December 31, 2002 there are 2,181,138 Incentive Stock Options available for grant under all the Plans. Options granted under all stock option plans vest over periods ranging from one and one-half to five years from the date of grant.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, actual fair values may differ from those estimates.

          The following represents the estimated fair value of stock options granted and the assumptions used for calculation for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Average estimated fair value per option at grant date	$1.25	$1.03	$5.10
Average exercise price per option granted	$1.77	$1.40	$5.10
Expected stock volatility	60%	60%	60%
Risk — free interest rate	3.0%	5.0%	5.0%
Option term — years	10	10	10
Stock dividend yield	—	—	—

          A summary of our stock option activity and related information for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002		2001		2000

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding — beginning of the Period	1,753,800	$2.15	2,339,552	$3.18	1,894,300	$6.46
Granted	770,000	$1.77	80,000	$1.40	656,500	$5.55
Exercised	—		—		—	$—
Forfeited	(67,000)	$5.74	(665,752)	$5.66	(211,248)	$10.41

Outstanding — end of period	2,456,800	$1.93	1,753,800	$2.15	2,339,552	$3.18

Exercisable at end of period	1,921,647	$2.09	619,586	$3.47	503,481	$5.04

Weighted average fair value of options Granted during the period		$1.25		$1.03		$5.10

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2002.

Range of Exercise Price	Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Subject to Exercisable Options	Weighted Avg. Exercise Price per Share

$0.500-$0.560	571,500	7.97	$0.5297	381,003	$0.5297
$1.063 - $1.770	1,410,000	8.15	$1.6948	1,070,844	$1.6863
$3.000-$6.000	415,000	6.30	$3.1446	412,500	$3.1273
$8.060-$14.000	60,300	3.68	$12.5078	57,300	$12.4428

          At December 31, 2002 options outstanding had a weighted average life of 7.68 years.

(7)	Income Taxes

          The provision for income tax expense (benefit) from continuing operations consists of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	For the Years Ended

	2002	2001	2000

Current:
Federal	$(218)	$—	$—
State	186	151	160

Total current	(32)	151	160

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

	$(32)	$151	$160

          We have Federal net operating loss carryforwards of approximately $55,000,000, which expire in 2012 to 2022.

          A reconciliation of income tax expense (benefit) related to income from continuing operations to the Federal statutory rate of 34% is as follows (in thousands):

	For the Years Ended

	2002	2001	2000

Income tax benefit at statutory rate	(894)	$(55)	$(4,759)
State income tax expense, net of federal income taxes	186	151	160
Reduction of net operating losses due to carrybacks	1,604	—	—
Reduction of net operating loss carryforwards due to extraordinary gain	—	—	7,076
Change in federal valuation allowance	(1,433)	21	(1,998)
Other	505	34	(319)

Total income tax expense (benefit)	$(32)	$151	$160

          Temporary differences giving rise to a significant amount of deferred tax assets and liabilities from continuing operations at December 31, 2002 and 2001 are as follows (in thousands):

	December 31, 2002	December 31, 2001

Deferred tax assets:
Net operating loss carryforwards	$22,137	$22,031
Write down of properties	8,038	10,367
Merger costs and litigation judgement	1,141	—
Other	573	824

Gross deferred tax asset	31,889	33,222
Less valuation allowance	(31,183)	(32,616)
Deferred tax liabilities — other	(706)	(606)

Net long-term deferred tax asset	$—	$—

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

          A valuation allowance is provided against net deferred tax assets when it is more likely than not that some portion of the deferred tax asset will not be realized. We have established a valuation allowance for 100 percent of the deferred tax assets as, in our best estimate, it is not likely to be realized in the near term.

(8)	Related Party Transactions

          Fees and other amounts receivable from affiliates of $0, $7,000 and $718,000 at December 31, 2002, 2001 and 2000, respectively, consist of receivables related to management services we rendered and non-interest bearing expense advances to various partnerships. Amounts due from affiliates are generally expected to be repaid in subsequent years with cash from operations or from bank financing obtained by the affiliates. Related management fee revenue from affiliates totals $980,000, $1,002,000, and $629,000 during the year ended December 31, 2002, 2001 and 2000, respectively.

          We are reimbursed for certain expenses such as payroll and retirement benefit, supplies and other expenses paid on behalf of Affiliated Partnerships. During the years ended December 31, 2002, 2001 and 2000, respectively, the expenses incurred on behalf of affiliates and the related reimbursements from these affiliates amounted to approximately $28.8 million, $25.0 million, and $22.3 million, respectively. We account for these reimbursements as a reduction of the related expenses.

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

          On September 23, 2002, we received an unsolicited letter from Prometheus Assisted Living, LLC (“Prometheus”), an affiliate of Lazard Freres & Co. LLC, in which Prometheus stated that it had decided to propose a transaction to acquire for cash all of the outstanding shares of common stock of ARV not currently owned by Prometheus or its affiliates.  Prometheus also stated that it was not interested in selling its shares in the Company.   On January 3, 2003, ARV, Prometheus, and Jenny Merger Corp., a wholly-owned subsidiary of Prometheus, entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Pursuant to the Merger Agreement, Jenny Merger Corp. will merge with and into ARV and ARV will be the surviving corporation (the “Merger”).  Upon consummation of the Merger, ARV will become a wholly owned subsidiary of Prometheus.  According to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of ARV’s common stock outstanding immediately prior to the Effective Time will be converted into the right to receive $3.90 in cash, without

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

interest, and each holder of a stock option granted by the Company to purchase shares of the Company’s common stock will receive in cash without interest, for each share of common stock subject to such option the excess, if any, of the Merger consideration of $3.90 per share over the exercise price of such option less any applicable withholding taxes.

          The obligations of ARV and Prometheus to consummate the Merger are subject to certain closing conditions, including, among other things, that ARV obtains the affirmative vote of a majority of all the outstanding common stock of the Company. Prometheus currently owns approximately 43.5% of the Company’s outstanding common stock and its affiliate holds a warrant, which if exercised, would result in Prometheus and its affiliates, together, owning approximately 45.8% of the Company’s outstanding common stock.   The Company has filed proxy materials with the Securities and Exchange Commission for a special meeting of the Company’s stockholders to vote on the Merger.  Prometheus has stated that following the completion of the transaction it intends to combine ARV with Atria, Inc. and Kapson Senior Quarters Corp. (also assisted living companies), subject to receipt of all necessary approvals and consents, but that its proposed acquisition of the remaining shares of the Company is not dependent on any subsequent transaction with Atria or Kapson.

(9)	Shareholders Rights Plan

          In May 1998, we adopted a shareholders rights plan under which we have declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of our common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 10% or, in the case of Lazard Freres Real Estate Investors, LLC (“Lazard” or “LFREI”), 50% or more of our stock or announces a tender offer for 10% or, in the case of LFREI, 50% or more of the common stock. When exercisable, each Right (except the Rights held by the acquiring person) will entitle its holder to purchase, at the Right’s then-current exercise price, a number of our common shares having a market value at the time of twice the Right’s exercisable price. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the Right’s exercise price.

          On October 1, 2002, the Company and Continental Stock Transfer & Trust Company entered into a Third Amendment to Rights Agreement that provides: (i) Section 9 of the Rights Agreement was amended to allow the Company to temporarily suspend, for a period not to exceed 90 days, the exercisability of the Rights after the occurrence of a Trigger Event in order to prepare and file a registration statement in connection with the exercisability of the Rights; (ii) Section 23.1 of the Rights Agreement was amended to allow the Board of Directors of the Company, at its election, at any time prior to the Distribution Date, to redeem all but not less than all of the then outstanding Rights  at a redemption price of $.01 per Right, and the Company may then, at its option, pay the Redemption Price in Common Shares, cash, or other consideration deemed appropriate by the Board; and (iii) Section 27.1 of the Rights Agreement was amended to allow the Board of Directors of the Company, at its option, at any time after the occurrence of a Trigger Event, to exchange Common shares for all or part of the then outstanding and exercisable Rights, by exchanging that number of Common Shares having an aggregate value equal to the Spread, i.e, the value of the Adjustment Shares issuable upon the exercise of a Right over the Purchase Price per Right, notwithstanding the fact that a Person has become the Beneficial Owner of 50% or more of the Common Shares of the Company then outstanding.

          On January 7, 2003, the Company and Continental Stock Transfer & Trust company entered into a Fourth Amendment to Rights Agreement which provides that prior to the termination of the Merger Agreement, (I) neither Prometheus nor any of its affiliates will be deemed, by virtue of any equity or employment agreements involving such parties and relating to periods after the effective time of the Merger or approved by the Board of Directors of the Company, to beneficially own any securities of the Company beneficially owned by any officer, director or employee of the Company or any subsidiary and (ii) no officer, director or employee of the company shall be

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

deemed, by virtue of any equity or employment agreements involving such parties and relating to periods after the effective time of the Merger or approved by the Board of Directors of the Company, to beneficially own any securities of the Company beneficially owned by any other officer, director or employee of the Company or any subsidiary or by Prometheus or any of its affiliates.  In addition, the Board of Directors on January 3, 2003 approved the Agreement and Plan of Merger with Prometheus.

(10)	Assisted Living Community Leases

          We lease 33 ALCs. The original leases expired from 2006 to 2017, and contained two to three renewal options ranging from five to ten years. In January, 2001 we restructured 16 ALC leases into two lease pools of 8 ALCs each. In each restructured pool, the lease termination date was extended through fiscal 2021. As part of the restructure, we are allowed to finance the additional rent expense of up to $1.0 million during 2001, $1.0 million in 2002, $1.5 million in 2003, $1.0 million in 2004 and $0.5 million in 2005, converting into a note, at 7% interest. Interest only is payable monthly through 2005, and principal payments of $1.0 million per year beginning in 2006 with a due date of December 31, 2010. We had $2.0 million and $1.0 million outstanding on these notes payable at December 31, 2002 and December 31, 2001, respectively.  We also incurred a restructuring fee of $4.5 million payable at $1.5 million for each of the first three years. The restructuring fee is accounted for on a straight-line basis. The restructured lease agreements provide for reimbursement to us from the landlord of capital improvement expenditures up to $3.0 million.

          Generally, leases for Leased ALCs owned by a common landlord contain cross default provisions permitting the lessor to declare a default under all leases in the event of default on one lease. The lease agreements with each landlord are drafter so that we will not be entitled to exercise our right to renew one lease with a particular landlord without exercising our right to renew all other leases with that landlord. We anticipate that similar renewal and cross-default provisions will be included in leases with other landlords.

          Minimum lease payments required under assisted living community operating leases in effect at December 31, 2002 are as follows:

(In Thousands)

Year Ended December 31:
2003	$33,704
2004	32,451
2005	32,929
2006	33,452
2007	34,511
Thereafter	337,071

$504,118

          Certain of the leases require the payment of additional rent based on a percentage increase of gross revenues. Leases are subject to increase based upon changes in the consumer price index or gross revenues, subject to certain limits, as defined in the individual lease agreements. In the years ended December 31, 2002, 2001 and 2000 such additional rent amounted to $3.7 million, $3.1 million and $2.7 million respectively. Total rent expense was $31.9 million, $30.9 million and $31.6 million in the years ended December 31, 2002, 2001 and 2000, respectively.

(11)	Liquidity

          We believe that our existing liquidity, cash provided by operating activities, ability to sell assisted living communities and land sites which do not meet our financial objectives or geographic clustering strategy, and ability to refinance certain assisted living communities will provide adequate resources to meet our current operating and investing needs and support our current growth plans for the next 12 months. We will be required from time to time

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

to incur additional indebtedness or issue additional debt or equity securities to finance our growth strategy, including the acquisition of assisted living communities as well as other capital expenditures and to provide additional funds to meet increased working capital requirements.

          Although we executed a definitive Merger Agreement with Prometheus, it is subject to various closing conditions including approval by our stockholders and it is possible that the Merger may not be completed in the stated timeframe or at all.  If the proposed merger is not completed we may be subject to the following risks:

(i) if the Merger Agreement is terminated under specified circumstances controlled by the Company, we will be required to pay Prometheus a termination fee of approximately $2.2 million plus Prometheus’ expenses up to $1.5 million; (ii)the price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed; (iii)costs related to the Merger such as legal, accounting and certain financial advisory fees, must be paid even if the Merger is not completed; (iv)if the proposed merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid by Prometheus in the Merger and if the proposed merger is not completed by Prometheus then we will be reimbursed for our costs plus $4.5 million termination fee.

(12)	Commitments and Contingent Liabilities

Commitments

          At December 31, 2002, we have provided a limited guarantee of an indebtedness of $3.5 million for the benefit of an Affiliated Partnership for the term of the loan which ends May 2010.  Under the terms of the guarantee, our payment obligation will be limited to 15% of the outstanding principal balance of the indebtedness at such time as (i) the outstanding principal balance does not exceed 75% of the appraised value of the security property, (ii) the security property has achieved a Debt Service Coverage ratio of not less than 1.0 to 1.0, and (iii) the security property achieves an occupancy level of 85% for the preceding 6 consecutive calendar months. In addition, at such time as the outstanding principal balance of the indebtedness does not exceed 75% of the appraised value of the security property and either (i) the security property achieves a Debt Service Coverage Ratio of not less than 1.25 to 1 for 6 consecutive months or (ii) the Affiliated Partnership prepays a portion of the indebtedness sufficient for the secured property to achieve a Debt Service Coverage ratio of not less than 1.25 to 1.0 for the preceding 6 months, our liability under the guarantee will be limited to liability based upon fraud, failure to remit insurance proceeds, failure to properly apply revenues of the secured property, commission of waste on the security property, or contamination of the secured property with hazardous waste.  We also guarantee through January 2004, $1.0 million of debt on one of our consolidated partnerships in which we own 52.5%.  In both cases the liability would be reduced by the sale proceeds of the underlying real estate asset secured by the loans.  Another guarantee we have extended pertains to another partnership that we own more than 60.5%.  The guaranteed amount is limited to a “Curtailment Payment” defined as the difference between the current debt service coverage ratio as defined by the lender, and 1.25 to 1.0 measured on a semi annual basis. At December 31, 2002 we had no liability for a Curtailment Payment.  We are the general partner of certain limited partnerships that serve as the sole members of limited liability company borrowing entities which carried loan balances of $3.6 million at December 31, 2002. Although a member of a limited liability company is not personally liable for any contract or other obligation of that entity, we delivered limited guarantees in connection with the loans. Due to the limited guarantees, we assumed liability for repayment of the loan indebtedness as a result of fraudulent or intentional misconduct regarding the mortgaged properties, an unconsented transfer of a mortgaged property, a change of control by borrower, or violation of hazardous materials covenants

          In our opinion, no claims may be currently asserted under any of the aforementioned guarantees based on the terms of the respective agreements other than those accrued.

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

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

          The Company, its directors and officers, and Prometheus were served with several complaints in relation to the September 23, 2002, announcement of Prometheus’ unsolicited offer to acquire for cash all of the outstanding shares of common stock of the Company not already owned by Prometheus or its affiliates.  Four complaints were filed in the Court of Chancery of the State of Delaware between September 24 and 27, 2002, while a fifth complaint was filed on October 1, 2002, in the Orange County Superior Court for the State of California.  The actions sought certification of a class of all ARV stockholders to enjoin the consummation of the proposed merger transaction, a declaration that the proposed acquisition was entered into in breach of defendants’ fiduciary duties, and recovery of damages, costs and attorneys’ fees.  On January 3, 2003 the parties entered into Memoranda of Understanding,  intended to resolve all shareholder claims that have or may be filed in connection with the Merger and related disclosures. Pursuant to the terms of the memoranda, the parties agree to use their best efforts to enter into a Stipulation of Settlement, which will include a release of all claims held by proposed stockholders against defendants.  Defendants have also agreed to pay plaintiffs’ attorneys’ fees in each action in the amount of $275,000 (for a total of $550,000 for both actions).   The settlement is contingent upon, among other things, consummation of the Merger at the $3.90 per share price and approval by the courts.

          In January 2001, we disposed of our interests in five of the eight remaining partnerships in our apartment group (the “Apartment Group”). As part of the tax credit agreements relating to the Apartment Group, we remain responsible for guarantees for the period of time we acted as the general partner for the tax credit apartment partnerships if sufficient projected tax credits were not generated in order to meet agreed-upon levels of tax credit benefits. The Apartment Group required $2.9 million to fund permanent loan shortfalls in 2000, the balance of which was paid in January 2001from proceeds of the sale of partnership interests. Concurrently, we sold our interests in the related partnerships for a gain of $2.9 million.

          Except as describe above, and other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Company, there are no material legal proceedings pending against the Company. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

General Liability Insurance

          In order to protect itself against lawsuits and claims relating to general and professional liability, the Company currently maintains third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, the Company’s coverage is provided subject to varying deductible levels and liability amounts. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that the Company will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all. As a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage for the long-term care industry, and those remaining have increased premiums and deductibles substantially. Consistent with this trend,  our general liability coverage is subject to $0.25

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

million deductible per occurrence basis for the nine months ended December 31, 2001 and the three months ended March 31, 2002.  For the nine months ended December 31, 2002, our general liability deductible per occurrence has again been materially increased to $1 million.  Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience and a third party actuarial study.  As a result of these continuing increases, in both deductible amounts and premiums, there can be no assurance that we will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

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

          The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and amounts due from affiliates, net and, accounts payable, accrued payroll costs and other accrued liabilities and accrued interest payable, approximate fair value due to the short-term nature of these instruments. The notes payable bear interest at rates and other terms that approximate current market rates and terms. Therefore, we believe that the carrying value approximates fair value, except for convertible debt which was $5.1 million at December 31, 2001.  The carrying value of convertible debt approximates fair value at December 31, 2002.

(14)	Composition of Certain Financial Statement Captions

	December 31,

	2002	2001

	(in thousands)
Accrued liabilities
Property taxes	$1,047	$1,097
Merger costs and litigation judgement	2,696	—
Lease restructuring fee	1,500	—
Various other accruals	5,592	5,562

	$10,835	$6,659

(15)	Quarterly Financial Information (Unaudited)

	For the Quarter Ended

	December 31	September 30	June 30	March 31

	(In Thousands, Except Per Share Data)
2002
Total revenue	$39,188	$39,669	$39,743	$39,778
Income from operations	1,815	2,759	2,726	2,796
Net income (loss)	(3,494)	206	170	(145)
Basic and diluted earnings (loss) per share	(0.20)	0.01	0.01	(0.01)
2001
Total revenue	$37,415	$36,685	$35,852	$35,443
Income (loss) from operations	1,889	1,724	1,559	836
Net income (loss)	(751)	(739)	797	1,665
Basic and diluted earnings (loss) per share	(0.05)	(0.04)	0.05	0.10

ARV ASSISTED LIVING, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

(16)	Subsequent Events

          The Company announced on January 10, 2003, that its Board of Directors had approved the definitive Merger Agreement between the Company, Prometheus, and Jenny Merger Corp (“Merger Sub”). Under the terms of the Merger Agreement, the Merger Sub will be merged with and into the Company and the Company, as the surviving entity, will become a wholly owned subsidiary of Prometheus.  If the Merger is completed, each share of ARV common stock (except for shares held by Prometheus or its affiliates, ARV or any subsidiary, or holders who perfect their dissenters’ rights) will be converted into the right to receive $3.90 in cash and each holder of a stock option granted by the Company to purchase shares of the Company’s common stock will receive in cash for each share of common stock subject to such option, the excess, if any, of $3.90 per share over the exercise price per share of such option, less any applicable withholding taxes.

          The Merger costs include $0.5 million for a fairness opinion delivered by Cohen & Steers Capital Advisors LLC to our Special Committee of the Board of Directors on January 3, 2003. The remaining $0.6 million in merger costs represent legal and other professional fees related to assistance provided to the Company and the Special Committee in reviewing and negotiating the Merger Agreement.

          The completion of the Merger is conditioned upon various conditions, including, but not limited to, the condition that the Company obtain the affirmative vote of a majority of the holders of the outstanding common stock of the Company. The Company filed proxy materials with the Securities and Exchange Commission for a special meeting of the Company’s stockholders to vote on the Merger and those materials have been reviewed and approved. The Company expects to mail the required proxy materials to the stockholders for their approval within the next 30 days. In the event that the Merger is completed, the Company will be obligated to pay a Success Fee of $2.25 million to Cohen & Steers Capital Advisors LLC in consideration of the services they provided as financial advisors to the Company and the Special Committee of the Company’s Board of Directors in connection with the Merger. The Company anticipates that the Merger should be completed during the second quarter of 2003.

ARV ASSISTED LIVING, INC
AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands)

Description	Balance At Beginning Of Year	Additions	Deductions	Balance At End of Year

Allowance for Other Assets:
December 31, 2000	1,889	791	489	2,191
December 31, 2001	2,191	—	—	2,191
December 31, 2002	2,191	—	—	2,191

See accompanying independent auditors' report.