Form 10-Q
period 2003-09-30
ARV ASSISTED LIVING INC
filed 2003-11-14
CIK 949322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-26470

AMERICAN RETIREMENT VILLAS

PROPERTIES III, L.P.

(Exact name of registrant as specified in its charter)

California	33-0365417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 FISCHER AVENUE, D-1 COSTA MESA, CA	92626
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (714) 751-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and unit-holders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of October 31, 2003 was 18,666.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting units held by non-affiliates computed by reference to the price at which the units were last sold was $18,666,480, as of September 30, 2003.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

American Retirement Villas Properties III, L.P.

(a California limited partnership)

Condensed Consolidated Balance Sheets

(Unaudited)

($ in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Properties, at cost:
Land	$1,549	$1,549
Buildings and improvements, less accumulated depreciation of $3,439 and $3,088 at September 30, 2003 and December 31, 2002, respectively	9,521	9,701
Furniture, fixtures and equipment, less accumulated depreciation of $316 and $1,034 at September 30, 2003 and December 31, 2002, respectively	511	371

Net properties	11,581	11,621

Cash and cash equivalents	3,788	1,411

Loan fees, less accumulated amortization of $13 and $91 at September 30, 2003 and December 31, 2002, respectively	319	265
Collateral deposit	—	2,000
Other assets, including impound accounts	875	601

	$16,563	$15,898

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIENCY)

Notes payable	$17,903	$17,570
Accounts payable	54	167
Accrued expenses	539	489
Amounts payable to affiliate	91	68
Tenant prepaid rent and assisted living services	22	35
Distributions payable	49	49

Total liabilities	18,658	18,378

Commitments and contingencies

Partners’ capital (deficit):
General partners’ capital	(2)	(2)
Special limited partners	(178)	(181)
Limited partners’ capital, 18,666 units outstanding	(1,915)	(2,297)

Total partners’ capital (deficiency)	(2,095)	(2,480)

	$16,563	$15,898

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.

(a California limited partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except unit data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Rent	$1,685	$1,517	$4,914	$4,549
Assisted living	142	135	411	441
Interest	4	16	15	39
Other	44	47	134	155

Total revenues	1,875	1,715	5,474	5,184

Costs and expenses:
Community property operations	948	850	2,739	2,577
Assisted living	107	102	316	354
General and administrative	105	89	283	258
Depreciation and amortization	162	207	522	600
Property taxes	49	48	152	140
Advertising	22	15	65	69
Interest	307	377	1,003	1,089

Total operating costs and expenses	1,700	1,688	5,080	5,087

Income from operations before franchise tax expense	175	27	394	97
Franchise tax expense	3	4	9	8

Net income	$172	$23	$385	$89

Income Per limited partner unit:

Net income	$9.09	$1.22	$20.40	$4.72

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.

(a California limited partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For The Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$385	$89
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	522	600
Change in assets and liabilities:
Restricted cash	—	(2)
Other assets	(316)	(14)
Tenant prepaid rent and services	(13)	—
Accounts payable and accrued expenses	(63)	(199)
Amounts payable to affiliate, net	23	5

Net cash provided by operating activities	538	479

Cash flows used in investing activities:
Capital expenditures	(342)	(214)

Net cash used in investing activities	(342)	(214)

Cash flows used in financing activities:
Principal repayments on notes payable	(11,907)	(121)
Borrowing under refinancing	12,240	4,000
Replacement reserve under refinancing	(51)	395
Loan fees paid	(101)	(162)
Collateral deposit under refinancing	2,000	(2,000)
Distributions paid	—	(3,829)

Net cash provided by/(used in) financing activities	2,181	(1,717)

Net increase (decrease) in cash and cash equivalents	2,377	(1,452)
Cash and cash equivalents at beginning of period	1,411	2,903

Cash and cash equivalents at end of period	$3,788	$1,451

Supplemental disclosure of cash flow information—cash paid during the period for interest	$995	$1,046

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.

(a California limited partnership)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2003

(1) CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated financial statements of American Retirement Villas Properties III, L.P. (“the Partnership”) are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

The condensed consolidated financial statements include all normal and recurring adjustments that the Partnership considers necessary for the fair presentation of our financial position and operating results. For further information, refer to the consolidated financial statements and notes in the Partnership’s Form 10-K for fiscal year ended December 31, 2002, which is on file with the SEC.

The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

Basis of Accounting

The Partnership’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements of the Partnership include the accounts of the Partnership, Retirement Inns III, LLC, ARV Chandler Villas, L.P and ARV Villa Las Posas, L.P. Retirement Inns III, LLC, ARV Chandler Villas L.P. and ARV Villa Las Posas, L.P. which are 100% owned by the Partnership. All intercompany balances and transactions have been eliminated in consolidation.

Carrying Value of Real Estate

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Furniture, fixtures and equipment	3 to 7 years

The Partnership reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership estimates the future undiscounted cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value.

Use of Estimates

In the preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management has made estimates and assumptions that affect the following:

•	reported amounts of assets and liabilities at the date of the financial statements;

•	disclosure of contingent assets and liabilities at the date of the financial statements; and

•	reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash balances, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Impound Accounts

The lenders hold certain Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties. The Partnership includes these impound accounts in other assets. At September 30, 2003 and December 31, 2002 the impounds were $430,000 and $352,000, respectively.

Collateral Deposit

During 2002, the Partnership was required by the lender to deposit $2.0 million dollars into a collateral deposit account held by the lender as part of the modification agreement to extend the maturity date, increase the debt and change the interest rate on one of the Partnership’s loans. The deposit was released in May 2003, as part of the refinancing of this loan on April 10, 2003.

Loan Fees

The Partnership defers and amortizes loan fees using the effective interest method over the term of the respective notes payable, and includes them in other assets.

Revenue Recognition

Residency agreements with residents are on a month-to-month basis. The Partnership applies advance deposits to the first month’s rent. Revenue is recognized in the period in which services are provided. Revenue received in advance of the period the services are performed is recorded in tenant prepaid rents and services.

General Liability Insurance

For the year 2002 through March 31, 2003, the Partnership utilized third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon the Partnership’s estimates of the aggregate liability for claims incurred based on the Partnership’s experience and appropriate actuarial principles. As of April 2003, the Partnership was able to secure general and professional liability insurance with no deductible.

Net Income Per Limited Partner Unit

The Partnership based net income per limited partner unit on the weighted-average number of limited partner units outstanding of 18,666 in the periods ended September 30, 2003 and 2002. Special Limited Partners’ and General Partners’ share of earnings, an aggregate 1%, is deducted from earnings before computing earnings per limited partner unit.

Reclassifications

The Partnership has reclassified certain prior period amounts to conform to the September 30, 2003 presentation.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. Adoption of this statement did not have a material effect on the Partnership’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Adoption of this statement did not have a material effect on the Partnership’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosure requirements for the annual and interim financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. The Partnership adopted the recognition and measurement provision of FIN No. 45 beginning January 1, 2003, while the disclosure provisions became effective at December 31, 2002. Adoption of this interpretation did not have a material effect on the Partnership’s consolidated financial statements.

In January 2003, FIN No. 46 “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was issued. FIN No. 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity’s activities or the company receives a majority of the entity’s residual returns. FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required. The Partnership adopted the consolidation provisions of FIN No. 46 beginning January 1, 2003, while certain disclosures requirements became effective for all financial statements issued after January 31, 2003, regardless of when the variable interest entities were established. The Partnership currently has no variable interest entities; therefore, the adoption of this interpretation had no effect on the Partnership’s condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 will not have a material effect on the Partnership’s consolidated financial position or results of operations.

(2) TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, Inc. (“ARV”), the Managing General Partner, providing for a property management fee of five percent of revenues amounting to $273,000 and $254,000 for the nine-month periods and $94,000 and $85,000 for the three-month periods ended September 30, 2003 and 2002, respectively and is included in community property operations expenses. Additionally, the Partnership accrues a partnership management fee of ten percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $80,000 and $44,000 for the nine-month periods and $32,000 and $16,000 for the three-month periods ended September 30, 2003 and 2002, respectively and is included in general and administrative expenses. The Partnership has significant transactions with affiliates. Had the Partnership been operated as an unaffiliated entity, the accompanying financial statements could have been materially different.

On April 23, 2003, the Managing General Partner became a wholly owned subsidiary of Prometheus Assisted Living, LLC (“Prometheus”) pursuant to an Agreement and Plan of Merger entered into on January 3, 2003 by and among the Managing General Partner, Prometheus and a subsidiary of Prometheus. Subsequently, as the result of a restructuring among affiliated entities involving Prometheus, the Managing General Partner, and Atria, Inc. (“Atria”), the Managing General Partner became the wholly owned subsidiary of Atria.

On October 1, 2003, Atria announced the resignation of Douglas M. Pasquale as the Chairman and Chief Executive Officer of the Managing General Partner and named John A. Moore as the new Chief Executive Officer. Mr. Moore has been on the board of directors of ARV since 1999 and is a Managing Principal and the Chief Financial Officer of Lazard Freres Real Estate Investors L.L.C, an entity that directly controls Atria, including ARV.

(3) NOTES PAYABLE

Notes payable consist of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Note payable to the bank, bearing interest at 6.05%. Monthly principal and interest payments of $70; due through May 2038; collateralized by an Assisted Living Community (“ALC”)	$12,206	$—

Note payable to the bank, bearing interest at 8.50%; monthly principal and interest payment of $96 for December 31, 2002, refinanced in April 2003	—	11,846

Note payable to the bank, bearing interest at 8.06%. Monthly principal and interest payments of $41; due through February 2036; collateralized by an ALC	5,697	5,724

Total notes payable	$17,903	$17,570

The annual principal payments of the notes payable at September 30, 2003 are as follows (in thousands):

For twelve months ending September 30,
2004	$145
2005	155
2006	165
2007	176
2008	189
Thereafter	17,073

$17,903

On January 9, 2001 ARVP III refinanced one of the two ALCs with a thirty-five year HUD insured loan, bearing interest at 8.06%. The prior debt was extinguished, resulting in an extraordinary loss due to the remaining costs, which were written off at the time of the refinancing. With respect to the loan on the other ALC, on February 1, 2002, the lender agreed to increase the principal sum of the loan to $11,980,000, the maturity date was extended, and the interest rate was changed to 8.50% per annum. As a condition to the extension, the principal increase and the rate change, the lender required a $2.0 million cash collateral deposit, and the Partnership’s Managing General Partner to guaranty $1.0 million of the loan. On April 10, 2003, the Partnership completed its refinancing for $12,240,000 which primarily paid off the remaining balance of $11,980,000 loan; with a 35 year HUD insured loan, bearing interest at 6.05% per annum, with interest and principal payable monthly, secured by an ALC.

(4) COMMITMENT AND CONTINGENCIES

Other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Partnership, there are no material legal proceedings pending against the Partnership. While the Partnership cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 23, 2003, the Managing General Partner became a wholly owned subsidiary of Prometheus Assisted Living LLC (“Prometheus”) pursuant to an Agreement and Plan of Merger entered into on January 3, 2003 by and among the managing general partner, Prometheus and a subsidiary of Prometheus. Subsequently, as the result of a restructuring among affiliated entities involving Prometheus, the Managing General Partner, and Atria, Inc. (“Atria”), the Managing General Partner became the wholly owned subsidiary of Atria.

On October 1, 2003, Atria announced the resignation of Douglas M. Pasquale as the Chairman and Chief Executive Officer of the Managing General Partner and named John A. Moore as the new Chief Executive Officer. Mr. Moore has been on the board of directors of ARV since 1999 and is a Managing Principal and the Chief Financial Officer of Lazard Freres Real Estate Investors L.L.C, an entity that directly controls Atria, including ARV.

RESULTS OF OPERATIONS

The following table sets forth a comparison of the nine months ended September 30, 2003 and the nine months ended September 30, 2002. The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results before Franchise Tax Expense

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

(Dollars in millions)

	September 30,		Increase/
	2003	2002	(decrease)
Revenues:
Rent	$4.91	$4.55	8.0%
Assisted living	0.41	0.44	(6.8)%
Interest and other	0.15	0.19	(23.2)%

Total revenues	5.47	5.18	5.6%

Costs and expenses
Rental property operations	2.74	2.59	6.3%
Assisted living	0.32	0.35	(10.7)%
General and administrative	0.35	0.32	6.4%
Depreciation and amortization	0.52	0.60	(13.0)%
Property taxes	0.15	0.14	8.6%
Interest	1.00	1.09	(7.9)%

Total costs and expenses	5.08	5.09	(0.1)%

Income before franchise tax expense	$0.39	$0.09	305.2%

The increase in rental revenue of $0.36 million, or 8.0%, from $4.55 million for the nine-month period ended September 30, 2002 to $4.91 million for the nine-month period ended September 30, 2003 is primarily due to the following:

•	an increase in average monthly rental rate per occupied unit to $2,091 for the nine months ended September 30, 2003 as compared with $2,043 for the nine months ended September 30, 2002; and

•	an increase in average occupancy to 92.2% for the nine months ended September 30, 2003 from 86.4% for the nine months ended September 30, 2002.

The decrease in assisted living revenue of $0.03 million, or (6.8)%, from $0.44 million for the nine-month period ended September 30, 2002 to $0.41 million for the nine-month period ended September 30, 2003 is primarily attributable to:

•	a decrease in the assisted living rate from $682 per month for the nine-month period ended September 30, 2002 as compared with $618 per month for the nine-months ended September 30, 2003; partially offset by

•	an increase in the average number of assisted living residents from 648 residents for the nine-month period ended September 30, 2002, as compared with 665 residents for the nine-month period ended September 30, 2003.

The decrease in interest and other revenue of $0.04 million, or (23.2)%, from $0.19 million for the nine-month period ended September 30, 2002 to $0.15 million for the nine-month period ended September 30, 2003 is primarily attributable to:

•	lower interest rates earned on investments; and,

•	lower interest payment from promissory note; partially offset by

•	an increase in application processing fees.

Rental property operations and assisted living expenses increased by $0.12 million, or 4.2%, from $2.94 million for the nine-month period ended September 30, 2002 to $3.06 million for the nine-month period September 30, 2003, primarily due to:

•	an increase in staff payroll costs and fringe benefit including workman compensation insurance;

•	an increase in variable expenses due to an increase in the number of residents; and,

•	an increase in repair and maintenance and utilities expenses.

General and administrative expenses increased by $0.03 million, or 6.4%, from $0.32 million for the nine-month period ended September 30, 2002 to $0.35 million for the nine-month period September 30, 2003, primarily due to:

•	an increase in partnership administrative fees due to better cash flow performance; partially offset by

•	the decrease in professional fees.

Depreciation and amortization expense decreased $0.08 million, or (13.0)%, from $0.60 million for the nine-month period ended September 30, 2002 to $0.52 million for the nine-month period ended September 30, 2003 due to the following:

•	a decrease in depreciation expense related to assets that are fully depreciated; and

•	a decrease in amortization of loan fees as the result of the longer terms of the notes; partially offset by

•	an increase in depreciation of new capital expenditures.

The increase in property tax expense of $0.01 million, or 8.6%, from $0.14 million for the nine-month period ended September 30, 2002 to $0.15 million for the nine-month period ended September 30, 2003, is due to the increase in properties’ tax assessment value as well as additional accruals for escape unsecured taxes in one of the ALCs.

The decrease in interest expense of $0.09 million or (7.9)% from $1.09 million for the nine-month period ended September 30, 2002 to $1.00 million for the nine-month period ended September 30, 2003, is primarily attributable to the refinancing of one of the loans to a lower interest rate and better terms in April 2003.

The following table sets forth a comparison of the three months ended September 30, 2003 (the “2003 Quarter”) and the three months ended September 30, 2002 (the “2002 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results before Franchise Tax Expense

For the Three Months Ended September 30, 2003 and 2002

(Unaudited)

(Dollars in millions)

	September 30,		Increase/ (decrease)
	2003	2002
Revenues:
Rent	$1.69	$1.52	11.1%
Assisted living	0.14	0.14	5.2%
Interest and other	0.05	0.06	(23.8)%

Total revenues	1.88	1.72	9.3%

Costs and expenses
Rental property operations	0.95	0.85	11.5%
Assisted living	0.11	0.10	5.9%
General and administrative	0.13	0.10	22.1%
Depreciation and amortization	0.16	0.21	(21.7)%
Property taxes	0.05	0.05	2.1%
Interest	0.31	0.38	(18.6)%

Total costs and expenses	1.71	1.69	0.8%

Income (loss) before franchise tax expense	$0.17	$0.03	544.4%

The increase in rental revenue of $0.17 million, or 11.1%, from $1.52 million for the quarter ended September 30, 2002 to $1.69 million for the quarter ended September 30, 2003 is primarily due to the following:

•	an increase in average rental rate per occupied unit to $2,082 for the three months ended September 30, 2003 as compared with $2,071 for the three months ended September 30, 2002; and

•	an increase in average occupancy to 95.2% for the three months ended September 30, 2003 from 85.2% for the three months ended September 30, 2002.

The assisted living revenue remains relatively constant for the three-month period ended September 30, 2003 and for the three-month period ended September 30, 2002.

The decrease in interest and other revenue of $0.01 million, or (23.8)% from $0.06 million for the three-month period ended September 30, 2002 to $0.05 million for the three-month period ended September 30, 2003 is primarily attributable to:

•	lower interest rates earned on investments; and,

•	a slight decrease in application processing fees.

Rental property operations and assisted living expenses increased by $0.11 million, or 10.8%, from $0.95 million for the three-month period ended September 30, 2002 to $1.06 million for the three-month period ended September 30, 2003, primarily due to:

•	an increase in staff payroll costs and fringe benefit including workman compensation insurance;

•	an increase in variable expenses due to an increase in the number of residents; and,

•	increases in repair and maintenance and utilities expenses; partially offset by

•	a decrease in auto lease expense as a lease was bought out in October 2002.

General and administrative expenses increased $0.03 million, or 22.1%, from $0.10 million for the quarter ended September 30, 2002 to $0.13 million for the quarter ended September 30, 2003, primarily due to:

•	the increase in partnership administrative fees as the result of better cash flow performance; and

•	the increase in advertising as an effort to increase move-ins.

Depreciation and amortization expense decreased $0.05 million, or (21.7)%, from $0.21 million for the quarter ended September 30, 2002 to $0.16 million for the quarter ended September 30, 2003 is due to the following:

•	a decrease in depreciation related to assets that are fully depreciated; and

•	a decrease in amortization of loan fees as the result of the longer terms of the notes; partially offset by

•	an increase in depreciation of new capital expenditures.

The decrease in interest expense of $0.07 million, or (18.6)%, from 0.38 million for the three-month period ended September 30, 2002 to $0.31 million for the three-month period ended September 30, 2003, is primarily attributable to the refinancing of one of the loans to a lower interest rate and better terms in April 2003.

LIQUIDITY AND CAPITAL RESOURCES

On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities. With respect to distributions of cash flow from operations, the Managing General Partner is currently assessing both the capital improvement and operating needs of the Partnership, particularly the cost of ongoing insurance coverage, and attempting to determine the amount of funds necessary to satisfactorily meet those needs. Consequently, pending that determination, the Partnership’s ability to make future distributions of cash flow to the Partners, if any, will remain uncertain and the amount, if any, that might be distributed cannot be predicted.

During the nine-month period ended September 30, 2003, cash provided by operating activities was $0.54 million compared to $0.48 million during the nine-month period ended September 30, 2002. The increase was primarily due to:

•	an increase in net income;

•	an increase in the net change in amounts payable to affiliates; offset by

•	lower depreciation and amortization expense;

•	an increase in other assets;

•	a decrease in the net change in accounts payable and accrued expenses; and,

•	a decrease in tenant prepaid rent and services.

During the nine-month period ended September 30, 2003, our net cash used in investing activities was $0.34 million compared to cash used in investing activities of $0.21 million for the corresponding period in 2002. The increase was a result of the physical improvements at our two assisted living communities.

During the nine-month period ended September 30, 2003, our net cash provided by financing activities was $2.18 million compared to cash used in financing activities of $1.72 million for the corresponding period in 2002. The financing activities for the nine months ended September 30, 2003 consist of:

•	borrowing under refinancing; and

•	releasing collateral deposit; offset by

•	loan fees paid;

•	principal repayments on notes payable; and,

•	an increase in the capital expenditure replacement reserve.

We had planned to incur approximately $244,000 for capital expenditures during 2003 for physical improvements at our communities. As of September 30, 2003 we have made approximately $342,000 in capital expenditures. The primary reasons for exceeding this estimate were:

•	installation of an emergency call system for residents at one ALC; and,

•	complete exterior painting of one of the ALCs.

Funds for these improvements are expected to be available from operations.

In order to protect ourselves against lawsuits and claims relating to general and professional liability, we maintain third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, our coverage is provided subject to varying deductible levels and liability amounts. As a result of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. As the result of these continuing uncertainties in both deductible amounts and premiums, there can be no assurance that we will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

Our Managing General Partner is not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from our operations or sale of properties. Our General Partner believes that if the inflation rate increases, they will be able to recover subsequent increases in operating expenses from higher rental and assisted living rates.

IMPACT OF INFLATION, DEFLATION AND CHANGING PRICES

To date, inflation has not had a significant impact on the Partnership. Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future. The Partnership could be affected by deflation since, as noted above, we rely on seniors with relatively fixed incomes.

FORWARD-LOOKING STATEMENTS

A number of matters and subject areas discussed in this report that are not historical or contain current facts, deal with potential future circumstances, operations and prospects. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charge without adversely affecting the occupancy level; our ability to control community operation expenses without adversely affecting the occupancy level and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt, capital expenditures and other fixed payment requirements; and our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future results to differ from our current expectations regarding the matters or subject areas discussed in this report. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks related to fluctuations in the interest rates on our fixed rate notes payable. With respect to the Partnership’s fixed rate notes payable, changes in the interest rates affect the fair value of the notes payable, but not the Partnership’s earnings or cash flows. The Partnership does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until the earlier of maturity and any required refinancing of such debt. The Partnership does not currently have any variable interest rate debt and, therefore, is not subject to interest rate risk associated with variable interest rate debt. Currently, the Partnership does not utilize interest rate swaps.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the quarter ended September 30, 2003, the Partnership’s Management, including the Chief Executive Officer and Chief Financial Officer of the Managing General Partner, ARV, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, ARV’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed by the

Partnership in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission rules and forms. There was no change in the Partnership’s internal controls over financial reporting during the Partnership’s quarter ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Partnership, there are no material legal proceedings pending against the Partnership. While the Partnership cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

During the quarter ended September 30, 2003, the Managing General Partner announced that Abdo H. Khoury had resigned as its Chief Financial Officer and that Mark D. Jessee had been appointed as the new Chief Financial Officer. Mr. Jessee has served as the Chief Financial Officer of Atria, Inc. since March of 2001. The Managing General Partner is a wholly owned subsidiary of Atria, Inc.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated November 14, 2003.

31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated November 14, 2003.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003.

32.2	Certification of the Chief Financial Office Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003.

(b)	Reports on Form 8-K.

On May 9, 2003 the Partnership filed an 8-K report regarding the change in independent accountants.

On October 1, 2003 the Partnership filed an 8-K report regarding change of the chief executive officer of the Managing General Partner.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P., A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

Date: November 14, 2003

ARV ASSISTED LIVING, INC., its managing General Partner

By:	/s/ JOHN A. MOORE

John A Moore
Chief Executive Officer

By:	/s/ MARK JESSEE

Mark Jessee
Chief Financial Officer